Form 10-Q
period 1996-06-29
SIPEX CORP
filed 1996-08-13
CIK 1007800

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

                        Commission file number:  0-27892

SIPEX Corporation
- --------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                              04-6135748
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
           or Organization)                            Identification No.)

22 Linnell Circle, Billerica, Massachusetts                    01821
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code    (508) 667-8700
                                                      --------------

- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         There were 6,925,576 shares of the Registration's Common Stock issued and outstanding as of August 9, 1996.

\                               SIPEX Corporation
                                   FORM 10-Q
                         SIX MONTHS ENDED JUNE 29, 1996

                                     INDEX

Item Number                                                                                 Page
- -----------                                                                                 ----
Part I:        Financial Information

               Item 1.     Financial Statements

                           Condensed Consolidated Balance Sheets at December 31, 1995         3
                           and June 29, 1996.

                           Condensed Consolidated Statements of Operations for the            4
                           three months and six months ended July 1, 1995 and June 29,
                           1996.

                           Condensed Consolidated Statements of Cash Flows for the six        5
                           months ended July 1, 1995 and June 29, 1996.

                           Notes To Condensed Consolidated Financial Statements.             6-7

               Item 2.     Management's Discussion And Analysis Of Financial Condition      8-12
                           And Results Of Operations.

Part II:       Other Information

               Item 1.     Legal Proceedings                                                  *
               Item 2.     Changes in Securities                                              *
               Item 3.     Defaults Upon Senior Securities                                    *
               Item 4.     Submission of Matters to a Vote of Security Holders                *
               Item 5.     Other Information                                                  *
               Item 6.     Exhibits and Reports on Form 8-K                                  13
                           Exhibit 11.1
                           Exhibit 27
Signatures                                                                                   14

* No information provided due to inapplicability of item.

Part I:  FINANCIAL INFORMATION
Item 1:  Financial Statements

                               SIPEX Corporation
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                         December 31,              June 29,
                                                             1995                    1996
                                                         ------------              --------
Assets
Current assets:
    Cash and cash equivalents                              $    257                $  5,118
    Accounts receivable, less allowances of $240 and
      $270 at December 31, 1995 and June 29, 1996,
      respectively                                            5,234                   4,243
    Inventories                                               7,415                  10,613
    Prepaid expenses                                            225                     114
                                                           --------                --------
      Total current assets                                   13,131                  20,088
                                                           --------                --------
Property, plant and equipment, net                            2,448                   2,626
Other assets                                                    291                     285
                                                           --------                --------
      Total assets                                         $ 15,870                $ 22,999
                                                           ========                ========

Liabilities and Stockholders' Equity (deficit)
Current liabilities:
    Current portion of long term debt                      $    210                $    206
    Accounts payable                                          3,922                   3,141
    Accrued expenses                                          1,692                   1,770
                                                           --------                --------
       Total current liabilities                              5,824                   5,117
                                                           --------                --------
Long term debt, net of current portion                          220                     121
Long term debt to affiliates                                 11,710                       -
                                                           --------                --------
       Total liabilities                                     17,754                   5,238
                                                           --------                --------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, no shares
      authorized, issued or outstanding at December
      31, 1995; 1,000,000 shares authorized and no
      shares issued or outstanding at June 29, 1996               -                       -
    Common stock, $.01 par value, 40,000,000 shares
      authorized and 4,685,306 and 6,900,653 shares
      issued and outstanding at December 31, 1995 and
      June 29, 1996, respectively.                               47                      69
    Additional paid-in capital                               45,468                  63,703
    Accumulated deficit                                     (47,581)                (46,176)
    Cumulative translation adjustment                           182                     165
                                                           --------                --------
      Total stockholders' equity (deficit)                   (1,884)                 17,761
                                                           --------                --------
    Total liabilities and stockholders equity (deficit)    $ 15,870                $ 22,999
                                                           ========                ========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX Corporation
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                                -------------------------           ----------------------------
                                                July 1,           June 29,           July 1,            June 29,
                                                  1995              1996              1995                1996
                                                --------          --------          --------            --------
Net sales                                         $7,737           $9,117            $14,031             $17,640
Cost of sales                                      4,945            5,313              9,071              10,475
                                                --------          -------           --------            --------
     Gross profit                                  2,792            3,804              4,960               7,165
                                                --------          -------           --------            --------

Operating expenses:
     Research and development                      1,118            1,136              2,302               2,154
     Marketing and selling                         1,032            1,121              2,102               2,233
     General and administrative                      494              512              1,059                 994
     Write off of intangible assets                1,320                -              1,320                   -
                                                --------          -------           --------            --------
Total operating expenses                           3,964            2,769              6,783               5,381
                                                --------          -------           --------            --------

Income (loss) from operations                     (1,172)           1,035             (1,823)              1,784
Other expenses, net                                 (163)             (79)              (315)               (330)
                                                --------          -------           --------            --------
Income (loss) before income taxes                (1,335)              956            (2,138)               1,454

Income tax expense                                     5               33                 10                  49
                                                --------          -------           --------            --------
Net income (loss)                                ($1,340)            $923            ($2,148)             $1,405
                                                ========          =======           ========            ========
Net income (loss) per common and
     equivalent share                             ($0.28)           $0.12             ($0.45)              $0.21
                                                ========          =======           ========            ========
Weighted average common and common
     equivalent shares outstanding                 4,755            7,649              4,755               6,552
                                                ========          =======           ========            ========



     See accompanying notes to condensed consolidated financial statements

                               SIPEX Corporation
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                      ---------------------------
                                                                      July 1,            June 29,
                                                                       1995                1996
                                                                      -------             -------
Operating activities:
    Net income (loss)                                                 ($2,148)             $1,405
      Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Additions to accounts receivable allowances                            31                  30
    Depreciation and amortization                                       1,938                 507
    Changes in current assets and liabilities:
      (Increase) decrease in accounts receivable                         (740)                961
      Increase in inventories                                            (286)             (3,198)
      Decrease in prepaid expenses and other assets                        56                 111
      Increase (decrease) in accounts payable and accrued
         expense                                                          331                (703)
                                                                      -------             -------
      Net cash used in operating activities                              (818)               (887)
                                                                      -------             -------
Investing activities:
    Purchase of property, plant and equipment                            (427)               (679)
                                                                      -------             -------
      Net cash used in investing activities                              (427)               (679)
                                                                      =======             =======
Financing activities:
    Proceeds from issuance of (buyback of) common stock                    (1)             18,257
    Proceeds from (payment of) long-term debt                           1,393             (11,710)
    Payment of capital lease obligations                                 (103)               (103)
                                                                      -------             -------
    Net cash provided by financing activities                           1,289               6,444
    Effect of foreign currency translation adjustments                      6                 (17)
                                                                      -------             -------
    Increase in cash and cash equivalents                                  50               4,861
    Cash and cash equivalents, beginning of period                        176                 257
                                                                      -------             -------
    Cash and cash equivalents, end of period                             $226              $5,118
                                                                      =======             =======
Supplemental cash flow disclosure:
Cash paid during the period for:
    Income taxes                                                          $12                 $19
    Interest                                                              338                 416
                                                                      =======             =======
Supplemental disclosure of non-cash operating activities:
    Write off of intangible assets                                     $1,320                   -
                                                                      =======             =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX Corporation
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-1328). The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six month period ended June 29, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


2.       Inventories

                                                                                 (In thousands)
                                                                        December 31,         June 29,
                                                                           1995                1996
                                                                        ------------         --------
                    Inventories consist of:
                        Raw materials                                      $3,316             $ 4,921
                        Work in process                                     3,118               3,763
                        Finished goods                                        981               1,929
                                                                          -------            --------
                                                                           $7,415             $10,613
                                                                          =======            ========

3.       Long Term Debt

         The Company's long term debt at December 31, 1995 and June 29, 1996 is summarized as follows:

                                                                             (In thousands)
                                                                     December 31,           June 29,
                                                                         1995                 1996
                                                                     ------------           --------
                 Revolving line of credit                               $ 7,200                   -
                 Subordinated note payable to CEF                         3,000                   -
                 Subordinated note payable to affiliate                   1,510                   -
                 Capital lease obligations                                  416                 322
                 Other                                                       14                   5
                                                                       --------               -----
                                                                         12,140                 327
                 Less current portion                                       210                 206
                                                                       --------               -----
                                                                        $11,930                $121
                                                                       ========               =====

         On April 8, 1996, the Company obtained proceeds from its initial public offering amounting to $19.1 million before deducting expenses of the offering estimated at $800,000. Of its total proceeds, $7.5 million was used to pay down the outstanding balance of the revolving line of credit and $4.8 million was used to pay off subordinated notes payable to affiliates.


4.       Net Income (loss) Per Share

         Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding (using the treasury stock method) after certain adjustments described below. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued at prices less than the initial public offering price during the twelve-month period prior to the initial filing of the Registration Statement for the initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method and the aforementioned initial public offering price. For the quarters ended July 1, 1995 and June 29, 1996, fully diluted income (loss) per share approximates primary income(loss) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

         SIPEX Corporation (the "Company") was organized and commenced operations in 1965. The Company designs, manufactures, markets and sells innovative, high performance, high value-added analog integrated circuits.

         The table below presents the statement of operations items for the six months ended July 1, 1995 and June 29, 1996 as a percentage of net sales and provides the percentage increase (decrease) in absolute dollars of such items comparing the interim periods ended June 29, 1996 to the corresponding period from the prior fiscal year.

                                      Three Months Ended                              Six Months Ended
                                                                    % Change Of                                    % Change Of
                                                                      Dollar                                         Dollar
                                    July 1,         June 29,         Increase       July 1,      June 29,           Increase
                                     1995             1996          (Decrease)       1995          1996            (Decrease)
                                    -------         --------        ----------      -------      --------          ----------
Net sales                            100.0%           100.0%           17.8%         100.0%       100.0%              25.7%
Cost of sales                         63.9             58.3             7.5           64.6         59.4               15.5
                                    ------           ------          ------         ------       ------             ------
    Gross profit                      36.1             41.7            36.2           35.4         40.6               44.4
                                    ------           ------          ------         ------       ------             ------

Operating expenses:
    Research and development          14.4             12.5             1.6           16.4         12.2               (6.4)
    Marketing and selling             13.3             12.3             8.7           15.0         12.7                6.2
    General and administrative         6.4              5.6             3.6            7.5          5.6               (6.1)
    Write off of  Intangible          17.1                -               -            9.4                               -
                                    ------           ------          ------         ------       ------             ------
      Total operating expenses        51.2             30.4           (30.1)          48.3         30.5              (20.7)
                                    ------           ------          ------         ------       ------             ------

Operating income (loss)              (15.1)            11.3           188.2          (13.0)        10.1              197.8

Other expense, net                    (2.1)            (0.8)          (52.1)          (2.2)        (1.9)               4.3
                                    ------           ------          ------         ------       ------             ------

Income (loss) before income          (17.2)            10.5           171.6          (15.2)         8.2              168.0
taxes
Income tax expense                     0.1              0.4               -            0.1          0.2                  -
                                    ------           ------          ------         ------       ------             ------
Net income (loss)                    (17.3%)           10.1%          168.9%         (15.3%)        8.0%             165.4%
                                    ======           ======          ======         ======       ======             ======

         Net sales for both the second quarter and the first six months of 1996 increased 17.8% and 25.7% to $9.1 million and $17.6 million respectively, as compared to the same periods in the previous year. For both the second quarter and the first six months of 1996, net sales increased over comparable periods in the prior year primarily due to higher unit sales resulting from increased market acceptance of the Company's proprietary and second source products. Both domestic and international sales grew during the second quarter and first six months of 1996 as compared to the corresponding periods in the prior year.

         Gross profit increased for both the second quarter and the first six months of 1996 by $1.0 million and $2.2 million, as compared with the same periods in the previous year. As a percentage of net sales, gross profit increased to 41.7% and 40.6% for both the second quarter and the first six months of 1996, respectively over comparable periods in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary and second source products.

         Research and development expenses remained essentially constant for the second quarter of 1996 as compared to the same period one year ago and decreased $148,000 or 6.4% in the first six months of 1996 as compared to the same period in the previous year. As a percentage of net sales, research and development expenses decreased to 12.5% for the second quarter and 12.2% for the six months of 1996. The decrease in spending in each period was related to lower mask sets expense.

         Marketing and selling expenses increased 8.7% and 6.2% to $1.1 million and $2.2 million respectively for the second quarter and first six months of 1996 as compared with the same periods of the previous year. As a percentage of net sales, marketing and selling expenses for the second quarter and first six months of 1996 declined to 12.3% and 12.7%, respectively as compared to the previous year due to staffing and compensation increasing at a slower rate than sales growth as compared with the same period of the previous year. The increase in absolute terms was due primarily to higher costs associated with commissions, marketing and advertising programs.

         General and administrative expenses remained essentially constant at $512,000 for the second quarter and decreased slightly to $1.0 million for the first six months of 1996 as compared to the same periods of the previous year. As a percentage of net sales, general and administrative expenses for the second quarter and first six months of 1996 declined slightly to 5.6% for each period as compared to the previous year. The decrease in expenses for the six month period was primarily due to the elimination of amortization relating to intangible assets written off during the quarter ended July 1, 1995.

         In the quarter ended July 1, 1995, the Company wrote-off the unamortized balance of intangible assets associated with the acquisition of certain businesses involved in the development and design of custom and standard products with military applications. The Company wrote-off this amount as a result of its increased focus on commercial products and review of actual and expected revenues and cash flows from specific military products related to the acquired technology.

         Other expense, net consists primarily of interest on outstanding subordinated indebtedness to affiliates and borrowings under the Company's bank credit facility. The decrease in the second quarter of 1996 to $78,000 from $163,000 for the previous year was due primarily to the payoff of its revolving line of credit and subordinated notes to affiliates, and income earned from the IPO which offset interest expense. Other expense, net for the first six months of 1996 remained approximately the same as compared to the same period in the prior fiscal year.

         The Company recorded income tax expense of $33,000 for the three months ended June 29, 1996 and $49,000 for the six months ended June 29, 1996, an effective rate of 3.4% for each period. These effective rates differed from the statutory rate of 34% due to the Company's utilization of its net operating loss carry forwards.

Liquidity and Capital Resources.

         Since 1991, the Company has financed its operations and met its capital requirements primarily through cash flow from operations, loans from affiliates of Tractebel S.A. and a $7.5 million revolving credit agreement with Generale Bank, which is an affiliate of Sipex by virtue of common ownership. The Company subsequently terminated its revolving credit facility and is evaluating replacement bank credit facilities. On June 29, 1996, the Company had cash and cash equivalents of $5.1 million which primarily represents the remaining net proceeds from the Company's initial public offering. The Company believes that cash generated from operations and the net proceeds of its initial public offering will fund necessary capital expenditures and provide adequate working capital for the foreseeable future.

Factors Affecting Future Operating Results.

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts, so called "forward-looking statements", and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in the Company's Prospectus dated April 2, 1996 included in its Registration Statement on Form S-1 (Reg. No. 333-1328) and from time to time in the Company's other filings with the Securities and Exchange Commission.

Supply and Manufacturing Risks. The Company currently relies on three outside foundries to supply fully processed semiconductor wafers. There are significant risks associated with reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over quality assurance, manufacturing yields and production costs. The Company is also subject to significant manufacturing risks including yield variances which the Company or its outside foundries may experience.

Intellectual Property Rights. The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of these intellectual property rights or lengthy and expensive defense of these rights could have a material adverse effect on the Company.

Dependence on New Products. The Company's success will depend upon its ability to develop new semiconductor devices for existing and new markets, to introduce such products in a timely manner and to have such products selected for design into new products of its customers. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achievement of manufacturing yields and market acceptance of the Company's and its customers' products.

Competition; The Semiconductor Industry. The Company competes with several domestic semiconductor companies, most of which have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than the Company. The Company believes that its ability to compete successfully depends on a number of factors, including the breadth of its product line, the ability to develop and introduce new products rapidly, product innovation, product quality and reliability, product performance, price, technical service and support, adequacy of manufacturing quality and capacity and sources of raw materials, efficiency of production, delivery capabilities and protection of the Company's products by intellectual property laws. The semiconductor industry has been highly cyclical and is subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. The Company may experience substantial period-to-period fluctuation in future operating results due to general semiconductor industry conditions and overall economic conditions.

International Sales. The Company derives a significant portion of its net sales from international sales which are subject to certain risks, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

Potential Fluctuations in Operating Results. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including competitive pressures on selling prices; the timing and cancellation of customer orders; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the level of orders received which can be shipped in a quarter; the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production; and the cyclical nature of the semiconductor industry. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels, operating results would be adversely affected if increased sales are not achieved. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and operating results.

         Historically, the Company has also experienced quarterly fluctuations in net sales and gross profit, principally arising from the amount and timing of orders of products for military applications. These sales generally result in lower gross margins than sales of commercial products. The Company anticipates a continuing decline in sales of products for military applications as part of its transition from a supplier of product with military applications to a supplier of commercial products. Should sales of these products decline more rapidly than the Company anticipates in the near future, such decline could have the effect of causing further fluctuations in quarterly or annual operating results.

Stock Price Volatility. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

Part II:         OTHER INFORMATION
Item 6.          Exhibits and Reports on Form 8-K

a)       Exhibit 11.1

b)       Exhibit 27

c)       Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        SIPEX CORPORATION

DATE:  August 10, 1996                  BY  /s/  Frank R. DiPietro
                                        --------------------------------
                                        Frank R. DiPietro
                                        Senior Vice President, Finance &
                                        Chief Financial Officer
                                        (Duly Authorized Officer &
                                        Principal Financial Officer)