Form 10-Q
period 1996-09-28
SIPEX CORP
filed 1996-10-22
CIK 1007800

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q

 (Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

                         Commission file number: 0-27892

SIPEX Corporation
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts                               04-6135748
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

22 Linnell Circle, Billerica, Massachusetts                           01821
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code   (508) 667-8700
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

         There were 6,981,996 shares of the Registration's Common Stock issued and outstanding as of October 21, 1996.

                                SIPEX CORPORATION
                                    FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 28, 1996

                                      INDEX

Item Number                                                                                        Page
-----------                                                                                        ----
Part I:     Financial Information

            Item 1.      Financial Statements

                         Condensed Consolidated Balance Sheets at December 31, 1995 and               3
                         September 28, 1996.

                         Condensed Consolidated Statements of Operations                              4
                         for the three months and nine months ended
                         September 30, 1995 and September 28, 1996.

                         Condensed Consolidated Statements of Cash Flows                              5
                         for the nine months ended September 30, 1995 and
                         September 28, 1996.

                         Notes To Condensed Consolidated Financial Statements.                      6-7

            Item 2.      Management's Discussion and Analysis of Financial Condition and           8-12
                         Results of Operations.

Part II:    Other Information

            Item 1.      Legal Proceedings                                                            *
            Item 2.      Changes in Securities                                                        *
            Item 3.      Defaults Upon Senior Securities                                              *
            Item 4.      Submission of Matters to a Vote of Security Holders                          *
            Item 5.      Other Information                                                            *
            Item 6.      Exhibits and Reports on Form 8-K                                            13
                         Exhibit 11.1 Computation of Earnings Per Common Share
                         Exhibit 27 Financial Data Schedule

Signatures                                                                                           14

* No information provided due to inapplicability of item.

Part I:  FINANCIAL INFORMATION
Item 1:  Financial Statements

                                SIPEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                            December 31,    September 28,
                                                                1995            1996
                                                              --------        --------
Assets
Current Assets
   Cash and cash equivalents                                  $    257        $  3,654
   Accounts receivable, less allowances of $240 and
     $480 at December 31, 1995 and September 28, 1996,
     respectively                                                5,234           5,013
   Inventories                                                   7,415          11,774
   Prepaid expenses                                                225             124
                                                              --------        --------
     Total current assets                                       13,131          20,565
                                                              --------        --------
Property, plant, and equipment, net                              2,448           2,874
Other assets                                                       291             292
                                                              --------        --------
     Total assets                                             $ 15,870        $ 23,731
                                                              ========        ========

Liabilities and Stockholders' Equity (deficit)
Current Liabilities
   Current portion of long term debt                          $    210        $    201
   Accounts payable                                              3,922           2,991
   Accrued expenses                                              1,692           1,464
                                                              --------        --------
     Total current liabilities                                   5,824           4,656
                                                              --------        --------
Long term debt, net of current portion                             220              78
Long term debt to affiliates                                    11,710              --
                                                              --------        --------
     Total liabilities                                          17,754           4,734
                                                              --------        --------

Stockholders' Equity (deficit)
   Preferred stock, $.01 par value, no shares
     authorized, issued or outstanding at December 31,
     1995; 1,000,000 shares authorized and no shares
     issued or outstanding at September 28, 1996                    --              --
   Common stock, $.01 par value, 40,000,000 shares
     authorized and 4,685,306 and 6,980,846 shares
     issued and outstanding at December 31, 1995 and
     September 28, 1996, respectively                               47              70
   Additional paid-in capital                                   45,468          63,734
   Accumulated deficit                                         (47,581)        (44,975)
   Cumulative translation adjustment                               182             168
                                                              --------        --------
     Total stockholders' equity (deficit)                       (1,884)         18,997
                                                              --------        --------
   Total liabilities and stockholders' equity (deficit)       $ 15,870        $ 23,731
                                                              ========        ========

      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                      ---------------------------- -----------------------------
                                      September 30,  September 28, September 30,   September 28,
                                          1995           1996          1995            1996
                                         -------        ------       --------        --------
Net sales                                $ 7,882        $9,529       $ 21,913        $ 27,169
Cost of sales                              4,983         5,360         14,054          15,836
                                         -------        ------       --------        --------
   Gross profit                            2,899         4,169          7,859          11,333
                                         -------        ------       --------        --------

Operating Expenses
   Research and development                1,014         1,285          3,316           3,439
   Marketing and selling                   1,092         1,116          3,194           3,349
   General and administrative                442           534          1,501           1,528
   Write off of intangible assets             --            --          1,320              --
                                         -------        ------       --------        --------
Total operating expenses                   2,548         2,935          9,331           8,316
                                         -------        ------       --------        --------

Income (loss) from operations                351         1,234         (1,472)          3,017
Other expenses, net                         (229)            1           (544)           (327)
                                         -------        ------       --------        --------
Income (loss) before income taxes            122         1,235         (2,016)          2,690
Income tax expense                             7            35             17              84
                                         -------        ------       --------        --------
Net income (loss)                        $   115        $1,200       ($ 2,033)       $  2,606
                                         =======        ======       ========        ========

Net income (loss) per common and
equivalent share                         $  0.02        $ 0.16       ($  0.43)       $   0.38
                                         =======        ======       ========        ========

Weighted average common and common
equivalent shares outstanding              4,752         7,656          4,754           6,862
                                         =======        ======       ========        ========


          See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                            -----------------------------
                                                            September 30,   September 28,
                                                                1995            1996
                                                               -------        --------
Operating activities:
   Net income (loss)                                          ($ 2,033)       $  2,606
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities
   Additions to accounts receivable allowances                     162             270
   Depreciation and amortization                                 2,200             761
   Changes in current assets and liabilities
     Increase in accounts receivable                            (1,118)            (49)
     Increase in inventories                                      (623)         (4,360)
     Decrease in prepaid expenses and other assets                  14             101
     Increase (decrease) in accounts payable and
       accrued expenses                                            310          (1,158)
                                                               -------        --------

Net cash used in operating activities                           (1,088)         (1,829)
                                                               -------        --------

Investing activities:
   Purchase of property, plant, and equipment                     (591)         (1,188)
                                                               -------        --------
     Net cash used in investing activities                        (591)         (1,188)
                                                               -------        --------

Financing activities:
   Proceeds from issuance of (buyback of) common stock              (1)         18,289
   Proceeds from (payment of) long-term debt                     1,910         (11,710)
   Payment of capital lease obligations                           (151)           (151)
                                                               -------        --------
     Net cash provided by financing activities                   1,758           6,428
   Effect of foreign currency translation adjustments              (23)            (14)
                                                               -------        --------
   Increase in cash and cash equivalents                            56           3,397
   Cash and cash equivalents, beginning of period                  176             257
                                                               -------        --------
Cash and cash equivalents, end of period                       $   232        $  3,654
                                                               =======        ========

Supplemental cash flow disclosure
Cash paid during the period for
   Income taxes                                                $    12        $     48
   Interest                                                        499             421
                                                               =======        ========

Supplemental disclosure of non-cash operating activities
   Write off of intangible assets                              $ 1,320              --
                                                               =======        ========


      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

         The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-1328). The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine month period ended September 28, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.



2. Inventories

                                                        (In thousands)
                                               December 31,        September 28,
                                                   1995                1996
                                                  -------             -------
Inventories consist of:
   Raw materials                                  $ 3,316             $ 5,594
   Work in process                                  3,118               4,209
   Finished goods                                     981               1,971
                                                  -------             -------
                                                  $ 7,415             $11,774
                                                  =======             =======

3.       Long Term Debt

         The Company's long term debt at December 31, 1995 and September 28, 1996 is summarized as follows:

                                                         (In thousands)
                                                  December 31,    September 28,
                                                      1995            1996
                                                     -------          ----
Revolving line of credit                             $ 7,200            --
Subordinated note payable to CEF                       3,000            --
Subordinated note payable to affiliate                 1,510            --
Capital lease obligations                                416           270
Other                                                     14             9
                                                     -------          ----
                                                      12,140           279
Less current portion                                     210           201
                                                     -------          ----
                                                     $11,930          $ 78
                                                     =======          ====


         On April 8, 1996, the Company obtained proceeds from its initial public offering amounting to $19.1 million before deducting expenses of the offering estimated at $800,000. Of its total proceeds, $7.5 million was used to pay down the outstanding balance of the revolving line of credit and $4.8 million was used to pay off subordinated notes payable to affiliates.

4.       Net Income (loss) Per Share

         Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding (using the treasury stock method) after certain adjustments described below. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued at prices less than the initial public offering price during the twelve-month period prior to the initial filing of the Registration Statement for the initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. For the quarters ended September 30, 1995 and September 28, 1996, fully diluted income (loss) per share approximates primary income(loss) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

         SIPEX Corporation (the "Company") was organized and commenced operations in 1965. The Company designs, manufactures, markets and sells innovative, high performance, high value-added analog integrated circuits.

         The table below presents the statement of operations items for the nine months ended September 30, 1995 and September 28, 1996 as a percentage of net sales and provides the percentage increase (decrease) in absolute dollars of such items comparing the interim periods ended September 28, 1996 to the corresponding period from the prior fiscal year.

                                                 Three Months Ended                               Nine Months Ended
                                      -------------------------------------------    ------------------------------------------
                                                                        % Change                                     % Change
                                                                        Of Dollar                                    Of Dollar
                                      September 30      September 28    Increase     September 30    September 28    Increase
                                          1995             1996        (Decrease)       1995            1996         (Decrease)
                                      ------------      ------------   ----------    -------------   ------------    ----------
Net sales                                   100 %           100%          20.9 %         100 %           100 %          24.0 %
Cost of Sales                              63.2            56.2            7.6          64.1            58.3            12.7
                                          -----           -----          -----         -----           -----          ------
Gross profit                               36.8            43.8           43.8          35.9            41.7            44.2
                                          -----           -----          -----         -----           -----          ------
Operating expenses
   Research and development                12.9            13.5           26.7          15.1            12.7             3.7
   Marketing and selling                   13.9            11.7            2.2          14.6            12.3             4.9
   General and administrative               5.6             5.6           20.8           6.8             5.6             1.8
   Write of off intangible assets          --              --             --             6.1            --            (100.0)
                                          -----           -----          -----         -----           -----          ------
Total operating expenses                   32.4            30.8           15.2          42.6            30.6           (10.9)
                                          -----           -----          -----         -----           -----          ------

Operating income (loss)                     4.4            13.0          251.6          (6.7)           11.1           305.0

Other expense, net                         (2.9)            0.0         (100.4)         (2.5)           (1.2)          (39.9)
                                          -----           -----          -----         -----           -----          ------

Income (loss) before income taxes           1.5            13.0          912.3          (9.2)            9.9           233.4
Income tax expense                          0.1             0.4          400.0           0.1             0.3           394.1
                                          =====           =====          =====         =====           =====          ======
Net income (loss)                           1.4 %          12.6%         943.5 %        (9.3)%           9.6 %         228.2
                                          =====           =====          =====         =====           =====          ======

           Net sales for both the third quarter and the first nine months of 1996 increased 20.9% and 24.0% to $9.5 million and $27.2 million respectively, as compared to the same periods in the previous year. For both the third quarter and the first nine months of 1996, net sales increased over comparable periods in the prior year primarily due to higher unit sales resulting from increased market acceptance of the Company's proprietary and application specific products. Both domestic and international sales grew during the third quarter and first nine months of 1996 as compared to the corresponding periods in the prior year.

         Gross profit increased for both the third quarter and the first nine months of 1996 by $1.3 million and $3.5 million, respectively as compared with the same periods in the previous year. As a percentage of net sales, gross profit increased to 43.8% and 41.7% for both the third quarter and the first nine months of 1996, respectively over comparable periods in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary and application specific products.

         Research and development expenses for both the third quarter and first nine months of 1996 increased $271,000 or 26.7% and $123,000 or 3.7%, respectively as compared to the same periods in the previous year. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, outside consulting, and mask set expense. As a percentage of net sales, research and development expenses increased to 13.5% for the third quarter and decreased to 12.7% for the nine months of 1996.

         Marketing and selling expenses increased 2.2% and 4.9% to $1.1 million and $3.3 million, respectively for the third quarter and first nine months of 1996 as compared with the same periods of the previous year. As a percentage of net sales, marketing and selling expenses for the third quarter and first nine months of 1996 declined to 11.7% and 12.3%, respectively as compared to the previous year due to staffing and compensation increasing at a slower rate than sales growth as compared with the same period of the previous year. The increase in absolute terms was due primarily to higher costs associated with commissions, marketing and advertising programs.

         General and administrative expenses increased by $92,000 for the third quarter and remained essentially constant at $1.5 million for the first nine months of 1996 as compared to the same periods of the previous year. The increase in spending for the third quarter of 1996 as compared to the same period a year ago was due to increased travel related expense and an increase in the bad debt reserve. As a percentage of net sales, general and administrative expenses remained constant at 5.6% and for the first nine months of 1996 declined slightly from 6.8% in 1995 to 5.6%.

         In the quarter ended July 1, 1995, the Company wrote-off the unamortized balance of intangible assets associated with the acquisition of certain businesses involved in the development and design of custom and standard products with military applications. The Company wrote-off this amount as a result of its increased focus on commercial products and review of actual and expected revenues and cash flows from specific military products related to the acquired technology. These amounts are included in the first nine months of 1995.

         Other expense, net consists primarily of interest on subordinated indebtedness to affiliates and borrowings under the Company's bank credit facility. For both the third quarter of 1996 and the first nine months of 1996 other expenses, net decreased $230,000 and $217,000 respectively as compared to the same period in the previous year due primarily to the payoff of its revolving line of credit and subordinated notes to affiliates, and income earned on the Company's initial public offering proceeds which offset interest expense.

         The Company recorded income tax expense of $35,000 for the three months ended September 28, 1996 and $84,000 for the nine months ended September 28, 1996, an effective rate of 3% for each period. These effective rates differed from the statutory rate of 34% due to the Company's utilization of its net operating loss carry forwards.

Liquidity and Capital Resources.

         Since 1991, the Company has financed its operations and met its capital requirements primarily through cash flow from operations, loans from affiliates of Tractebel S.A. and a $7.5 million revolving credit agreement with Generale Bank, which is an affiliate of Sipex by virtue of common ownership. The Company subsequently terminated its revolving credit facility and is evaluating replacement bank credit facilities. On September 28, 1996, the Company had cash and cash equivalents of $3.6 million which primarily represents the remaining net proceeds from the Company's initial public offering. The Company believes that cash generated from operations and the net proceeds of its initial public offering will fund necessary capital expenditures and provide adequate working capital for the foreseeable future.

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

Part II:          OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K

a)       Exhibit 11.1      Computation of Earnings Per Common Share

         Exhibit 27        Financial Data Schedule

b)       Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SIPEX CORPORATION

DATE:  October 22, 1996                       BY  /s/ Frank R. DiPietro
                                              -------------------------
                                              Frank R. DiPietro
                                              Senior Vice President, Finance &
                                              Chief Financial Officer
                                              (Duly Authorized Officer &
                                              Principal Financial Officer)