Form 10-K
period 1996-12-31
SIPEX CORP
filed 1997-03-28
CIK 1007800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


                                     0-27892
                            (COMMISSION FILE NUMBER)

                                SIPEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Massachusetts                            04-6135748
       (State of Incorporation)            (IRS employer identification number)

           22 Linnell Circle                          01821
       Billerica, Massachusetts                     (ZIP Code)
    (Address of principal executive offices)


                                 (508) 667-8700
                         (REGISTRANT'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X        No
                          ---          ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant at March 21, 1997 was approximately $205,371,465 based upon $31.125 per share, the last reported sale price of the Common Stock on The Nasdaq National Market. The number of shares of the registrant's Common Stock outstanding at March 21, 1997 was 8,653,626.

     Documents incorporated by reference:

          Portions of the Company's Proxy Statement relating to the Company's Special Meeting in Lieu of Annual Meeting of Shareholders to be held on May 30, 1997 are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS:

THE COMPANY

     SIPEX Corporation (the "Company" or "Sipex") designs, manufactures, markets and sells innovative, high performance, high value-added analog integrated circuits. Between 1990 and 1994, the Company transitioned from a supplier of analog hybrid products and integrated circuits for military applications to a supplier of analog integrated circuits for commercial applications. The Company sells its products to OEM customers either directly through its direct sales force or with the assistance of a network of independent sales representatives, or indirectly through independent distributors. The Company designs, manufactures, markets and sells products across the analog semiconductor market and has targeted three high-growth sectors that it believes are especially compatible with its design and process capabilities -- data communications and telecommunications, battery powered/portable products and industrial controls/instrumentation. The Company's products have been incorporated into a broad range of electronic systems and products by more than 3,000 customers worldwide.

     The Company's strategy is to develop long-term partnering relationships with leaders in targeted market sectors. This enables the Company to identify applications and to provide innovative, cost-effective solutions to meet customers' needs over the life cycles of their products. Having identified and met the specific needs of market leaders with innovative analog solutions, the Company is then able to migrate these solutions into standard products that meet the needs of a wide variety of market participants. Sipex serves the broad analog signal processing market and its target market sectors with three primary product lines -- interface circuits, low power and high voltage circuits and data converters. The Company utilizes multiple process technologies to manufacture these circuits.

     In addition to and complementing its strategy of teaming with market leaders, the Company offers a broad base of manufacturing process technologies through its own foundry and third-party semiconductor foundries. This enables the Company to design products for its customers utilizing the optimum process technology for each application. By combining creative design techniques with a broad base of process technologies, the Company can develop innovative, high performance analog circuits that support its customers' requirements. The Company has also focused on leveraging its specialized dielectrically isolated ("DI") bipolar complementary metal oxide semiconductor ("BiCMOS") technology, which the Company believes is particularly well-suited to the low power, low voltage requirements of battery powered/portable products.

     The Company's customers, none of which accounted for more than ten percent of net sales in 1995 or 1996, include Digital Equipment Corporation, Hewlett-Packard Co., Motorola, Inc., Philips N.V., Siemens Corporation, Silicon Graphics Inc., 3Com Corp., U.S. Robotics Corp. and Pairgain Technologies, Inc. in the data communications/telecommunications markets; Federal Express Corp., Texas Instruments Incorporated, Timex Corporation, International Business Machines Corp., Sharp Corp., Mitsubishi Corp. and Dassault Aviation S.A. in the low power analog application areas; and Andover Controls Corp., LTX Corporation and Honeywell Inc. in the industrial controls market.

MARKETS

     The Company serves a broad range of markets for analog integrated circuits, including the data processing, communications, consumer, industrial and military/aerospace markets. The Company has currently targeted three high-growth areas -- data communications and telecommunications, battery powered/portable products, and industrial controls/instrumentation -- in which it believes that its design and manufacturing process capabilities can address customers' needs in terms of product features and functionality, integration and overall solution cost. By working closely and partnering with established market leaders within these areas, the Company has been able to identify and meet its partners' complex analog circuit requirements with tailored products that are developed in conjunction with the customer's own product design team, thus allowing the Company to address the customer's needs as the customer identifies them. Having addressed the particular needs of market leaders, the Company is then able to migrate these solutions into standard products available to other equipment or device suppliers.

     Data Communications and Telecommunications. The convergence of data processing and communications technology through the deployment of data and voice networks has enabled OEM networking equipment suppliers to achieve dramatic growth in recent years. Within LANs and WANs, a variety of peripheral devices are linked into the network, including printers, disk drives, and scanners. Analog integrated circuits are required at each connection among computers, peripherals and networking interconnect equipment, such as hubs, routers and bridges. Since no predominant standard has emerged for the serial interfaces among peripherals, computers and the network equipment linking them, WAN and LAN systems OEMs must have the ability to support most of the popular interface standards to maintain compatibility. Wireless communications such as cellular phones, two-way pagers, or digital radios require analog-to-digital and digital-to-analog converter products to receive and transmit signals. The Company believes that trends toward greater connectivity of computers and peripherals into networks, the interconnection of remote networks, the emergence of the Internet as both a communications network and a business tool, as well as the integration of data, video and telecommunications networks will continue.

     Battery Powered/Portable Products. The rapid growth of sales of portable products, including computers, hand-held electronic devices, cellular and portable telephones, pagers and consumer electronic devices and products has created market opportunities for analog semiconductor devices which can operate efficiently at low voltages. Battery-powered devices require many of the same kinds of analog circuits as non-portable equipment, including transceivers, converters and amplifiers, but these circuits must be functional and efficient at the low voltages supplied by their power source. Further, battery powered devices often require high voltage functionality -- such as the ability to drive an electroluminescent device for a light source for the portable product --which requires complex analog circuitry. The Company believes that analog semiconductor manufacturers that can provide solutions which enable portable equipment and products manufacturers to add functionality and reliability to their products with low battery usage will be able to expand their markets substantially.

     Industrial Controls/Instrumentation. The detection and measurement of analog information such as light, sound, temperature, pressure, position, velocity, acceleration, angle, angular velocity and speed in industrial controls, medical equipment, automated test equipment and other measurement systems have been a traditional focus of analog circuits. As systems grow more complex and information is processed at higher rates, there is a corresponding requirement for higher speed analog circuits to process the information in analog format, as well as for analog-to-digital and digital-to-analog conversion for digital processing of the information contained.

PRODUCTS AND CUSTOMERS

     The Company offers a broad range of innovative, high performance, high value-added analog integrated circuits. Since 1992, the Company has introduced 146 high performance analog integrated circuit products, including 34 in 1996. The Company's products, are principally focused in three product lines --interface products, low power and high voltage products and data converter products. In addition, the Company supplies precision high-reliability assembled products principally to commercial customers supplying products for aerospace and military applications.

     Interface Products. Interface products act as an intermediary to transfer signals between or within electronic systems. A simple example of an interface application is a personal computer connected to a printer via the RS-232 serial interface standard. The computer sends information through the connecting cable which is received by the printer, and additional information can be sent back to the computer. Serial interface is used in many market segments including computers, peripherals, data communications, telecommunications, hand-held instrumentation, medical equipment, test equipment and industrial controls.

     In the networking area in particular, serial interface products are of critical importance because diverse equipment and peripherals must be linked together to permit data communications across local or remote locations. Because a multiplicity of communications standards address the diverse requirements of wide area networking, WAN equipment providers must provide compatibility in their equipment with different communications standards. WAN equipment OEMs traditionally addressed this need for systems compatibility through multiple and often redundant board-level approaches, containing analog circuit designs made up of many discrete interface drivers and receivers along with switches, jumpers or relays to steer the appropriate signals to the connector. The Company's solution was to develop the first single-chip multi-protocol interface transceiver circuit. These circuits are programmable and dynamically support signals compliant with up to eight different serial interface standards. The Company's products provide network suppliers with the ability to replace multiple chip and discrete device configurations with a single chip solution, allowing systems designers to reduce space and power requirements in their equipment. The Company's SP300 series of interface transceivers each support two protocols, such as RS-232 and AppleTalk, while the Company's SP500 Series is the industry's first fully integrated transceiver, supporting up to eight of the most popular serial interface standards for WAN interfaces. The Company introduced the SP500 Series of products in 1994 and since that time has secured designs with many industry leaders in the WAN equipment market. In addition to expanding its line of programmable serial interface products, the Company's future interface product strategy includes developing with industry leaders products involving higher speed interfaces supporting high speed data communications, video communications and telecommunications interface requirements.

     In addition to its SP300 and SP500 families of multi-protocol transceiver products, the Company also offers the SP200 and SP400 series of single protocol serial interface transceiver products, primarily targeted to the personal computer and peripherals and industrial controls markets.

     Low Power and High Voltage Products. The Company has targeted the battery powered/portable products market to leverage its design expertise and the process capability provided by the Company's internal DI wafer fabrication production line. The DI process allows single chip designs to operate efficiently with both very low voltage (1V) and very high voltage (160V) without interference or breakdown between adjacent circuits. The Company's designers, in cooperation with Timex Corporation, developed a proprietary electroluminescent ("EL") driver device, which provides the enabling technology for the Timex Indiglo Watch. This custom integrated circuit creates a 100V AC signal from a 3V DC battery within the watch to light the backlight material. The Company is exploiting this technology and its design-specific resources to offer low power and high voltage products to a wide variety of market segments, including providing backlighting solutions for pagers, cell-phones and hand-held electronic equipment markets.

     The Company intends to continue its focus in this area on high volume commercial/consumer markets, in which the attributes of the DI BiCMOS fabrication process or the Company's design capabilities can add value for the customer.

     Data Converter Products. Data converter products are incorporated into systems that translate real world (analog) events into digital data which can be manipulated by a microprocessor. The Company's analog-to-digital and digital-to-analog products are components that allow microprocessors to monitor real world conditions, and then control responses to the conditions monitored. Since 1991, the Company has introduced over 30 new converter integrated circuits. The main focus of the Company's product offerings has been high performance 12-bit analog-to-digital and digital-to-analog converters. The Company believes that the data converter marketplace for 12-bit products is highly fragmented, and design wins are characterized by long life cycles. The primary markets served are industrial controls, instrumentation and test equipment. Future growth areas for new products involve higher speed 12-bit analog-to-digital converters targeted for telecommunications applications.

     Precision High Reliability Products. The Company's precision high reliability assembled products are sold to commercial customers engaged in various space and military programs.

     Customers incorporating the Company's high reliability assembled products for military applications include Texas Instruments Incorporated, Raytheon Company and Lockheed Martin Corp. The Company is not currently designing new products for the military market. The Company expects sales of products for military applications to decline in the future as the Company continues to focus its resources on its target markets in the commercial sector. In 1994, 1995 and 1996, sales of high reliability products for military applications accounted for approximately 39%, 20% and 11%, respectively, of the Company's net sales.

SALES, SUPPORT AND DISTRIBUTION

     The Company sells its products to OEM customers either directly through its direct sales force or with the assistance of a network of independent sales representatives, or indirectly through independent distributors. The Company is seeking to broaden its customer base by increasing sales through its distributor network. In 1996, the Company added additional national distributors and increased domestic and international distributor sales to approximately 42% of net sales in 1996 from approximately 39.6% in 1995 and 14.2% in 1994.

     The Company's direct sales force consists of sales managers and field application engineers who provide technical and applications support to customers, independent sales representatives and distributors. The sales staff and field application engineers are located at the Company's Billerica, Massachusetts headquarters and in field sales offices in Munich, Paris, Tokyo and California. The Company's sales staff and field application engineers also manage, train and support the Company's network of distributors and representatives.

     In North America, the Company sells its products through 20 independent sales representative organizations having a total of 36 offices, and 5 distributors having a total of 145 sales locations. These independent entities are selected for their ability to provide effective field sales, marketing communications and technical support to the Company's customers. The Company has entered into Representative or Distributor Agreements with each of its independent distributors and sales representatives. These agreements typically provide for the independent distributor to act as a non-exclusive distributor for one or more products within a specific territory and also permits sales representatives to act as an exclusive or a non-exclusive sales representative in appropriate circumstances. The Company maintains a separate price list for products sold to distributors, which typically reflects discounts from the prices charged to customers in direct sales transactions. Sales representatives directly solicit orders for the Company's products, which the Company fills directly with the customer, generating a commission from the Company to the sales representative. On a semi-annual basis, distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 10% of their total purchases during the most recent six-month period.

     Outside North America, the Company sells its products through 32 distributors having a total of 83 sales locations. International sales in 1994, 1995 and 1996 were approximately $5.8 million, $10.6 million and $12.1 million, respectively, representing 25.6%, 35.4% and 32.5% of net sales, respectively. The Company is seeking to appoint additional distributors internationally to further expand its geographical markets. In connection with its international sales, the Company is subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, the Company has not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. The Company currently does not have a policy relating to hedging.

     In 1994, Raytheon Company represented 10.3% of net sales. No customer accounted for 10% or more of net sales in 1995 or in 1996.

BACKLOG

     At December 31, 1996, the Company's product backlog was approximately $24.0 million, compared to $23.1 million at December 31, 1995. The Company generally includes in backlog all orders scheduled for delivery within one year. However, the Company's business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. The Company generally permits orders to be canceled or rescheduled without significant penalty to the customers. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenues.

RESEARCH AND DEVELOPMENT

     The Company believes that continued introduction of new products in its target markets is essential to its growth. The Company has assembled a team of highly skilled analog design engineers, averaging more than ten years of analog design experience. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring diverse competencies to achieve customers' desired performance. The Company supports its key designers with an infrastructure of product and test engineers who perform various support functions and allow the designer to focus on the core elements of the design.

     At December 31, 1996, the Company had 53 employees engaged in research, development and manufacturing engineering. In 1994, 1995 and 1996, the Company spent approximately $3.0 million, $4.4 million and $4.7 million, respectively, on research and development, representing 13.0%, 14.7% and 12.7%, respectively, of net sales for such periods. The Company expects that expenditures in support of research and development activity will increase in absolute dollars in the near future.

     The Company's ability to compete depends, in part, upon its continued introduction of technologically innovative products on a timely basis. The Company's research and development efforts are directed primarily at designing and introducing new products and technologies. The Company continually upgrades its internal technology while also working with foundries to develop new technologies for new generations of products. In addition, the Company continually refines its manufacturing practices and technology to improve the yields of its products.

     Currently, the Company's major development programs include expanding its proprietary product offerings of electroluminescent drivers and programmable dual and multi-mode transceivers, analog-to-digital converters, digital-to-analog converters, as well as application-specific products.

MANUFACTURING

     The Company manufactures semiconductor wafers for its dielectric isolation complementary bipolar products in its own facility to optimize the performance of these products and maintain a high degree of manufacturing control. The Company's manufacturing facilities in Milpitas, California include a four-inch wafer fabrication facility and a clean room. The Company's facilities have been certified as ISO-9001 compliant.

     The Company broadens its manufacturing capabilities by using third-party foundries to produce junction isolation BiCMOS processed wafers and CMOS processed wafers. The use of third-party foundries enables the Company to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. The Company uses three different third-party foundries to supply fully processed semiconductor wafers for its junction isolation BiCMOS and CMOS products, all of which foundries have been certified as IS0-9001 compliant. Sales of these products collectively represented approximately 25.6% of the Company's net sales in 1994, approximately 38.9% in 1995 and approximately 41.2% in 1996, and are expected to remain a significant percentage of net sales in the future. The Company believes it has good long-term relationships with its third-party foundry suppliers and such relationships are stable. The Company has qualified or is in the process of qualifying second-source foundries for each of its current third-party foundries in order to continue to be able to support its customers' product needs and to reduce the Company's dependence on any single foundry. However, any sudden demand for increased amounts of semiconductor devices or elimination of existing sources of fully processed semiconductor wafers could result in material delays in the shipment of the Company's products.

     The Company tests integrated circuits or "die" on the wafers produced by the Company and its foundries for compliance with performance specifications before assembly. Following assembly, the packaged units are returned to the Company for final testing and inspection prior to shipment to customers. The Company then performs 100 percent final testing on all circuits using advanced automated test equipment to ensure that the circuits satisfy specified performance levels.

     The Company's commercial products are assembled by a variety of subcontractors in Malaysia, Indonesia, Thailand and other locations in Asia, all of which have been certified as ISO-9002 compliant. These subcontractors may also be subject to capacity, yield and quality problems or may have difficulty obtaining critical raw materials, which could result in disruptions in the supply of assembled products. The Company's reliance on third-party foundries and independent subcontractors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The occurrence of any supply or other problems resulting from such risks could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company manufactures its precision high reliability assembled products in Billerica, Massachusetts. The Company is in conformance with stringent quality and reliability requirements for military and aerospace applications.

     From time to time, the overall semiconductor industry has experienced significant growth, which creates industry-wide capacity shortages and extended lead times for contract assembly, raw wafers, capital equipment, foundry wafers and various other products and services that are critical to the Company's performance. The Company is seeking to establish and maintain critical inventories and alternate sources to minimize the impact of its vendors' capacity limitations and to date has not experienced material shortages or delays. However, there can be no assurance that there will not be future shortages of key services that will materially and adversely affect the Company's business, financial condition and results of operations.

     The manufacturing processes utilized by the Company are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields. In addition, yields can be affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and time-consuming or expensive to remedy. From time to time, the Company has experienced yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that yield variances previously experienced by the Company will not recur or that the Company and its independent foundries will not experience other manufacturing problems that result in product introduction or delivery delays. Although previous fluctuations in yield variances have not materially affected the Company's business, financial condition or results of operations, there can be no assurance that future yield variances and resulting delays would not materially and adversely affect the Company's business and results of operations. The Company is also subject to the risks associated with the shortage of raw materials such as unprocessed wafers and packages used in the manufacture or assembly of the Company's products.

     The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations, and there can be no assurance that regulatory changes or changes in regulatory interpretation or enforcement will not render compliance more difficult and costly. Any failure of the Company to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject it to significant future liabilities. In addition, although the Company believes that its past operations conformed with then applicable environmental laws and regulations, there can be no assurance that the Company has not in the past violated applicable laws or regulations, which violations could result in remediation or other liabilities, or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other liabilities under current or future environmental laws or regulations.

     The Company and approximately sixty other potentially responsible parties ("PRPs") received a Notice of Potential Liability from the United States Environmental Protection Agency in June 1993 concerning the Shaffer Landfill Operable Unit of the Iron Horse Park Superfund Site (the "Site") located in Billerica, Massachusetts. In January 1995, federal and Massachusetts governmental authorities filed suit against ten of the PRPs, alleging responsibility for remediation and other costs. The ten PRPs named in the lawsuit, together with a number of other PRPs not named, but not currently including the Company, have been engaged in settlement discussions with such authorities. If the PRP group and the governmental agencies reach a negotiated settlement regarding the clean-up of the Site, there is no assurance that the Company would join such a settlement. The Company believes that it has strong defenses to liability; however, there can be no assurance that the Company will not be pursued with respect to alleged liability for contamination of the Site. The Company anticipates that it would vigorously defend against any such claims. There can be no assurance, however, that any such defenses of any such claims would be successful.

     The future costs in connection with the Site are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

PATENTS AND INTELLECTUAL PROPERTY

     The Company seeks to protect its proprietary technology through patents and trade secret protection. Currently, the Company holds five United States patents expiring on various dates between the years 1999 and 2015 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While the Company intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, the Company also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that the Company's patents or applicable trade secret laws will provide adequate protection for the Company's technology against competitors who may develop or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although the Company is not aware of any pending or threatened patent litigation, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or technologies and the Company has been subject to such claims in the past. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on reasonable commercial terms, or at all, with respect to disputed third-party technology. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology at a reasonable cost, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION

     The analog integrated circuit segment of the semiconductor industry is intensely competitive, and many major semiconductor companies presently compete or could compete in some segment of the Company's market. The Company's primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than Sipex. The Company's current primary competitors in the high-performance segment of the analog circuit market are Analog Devices, Inc., Linear Technology Corp. and Maxim Integrated Products, Inc. Although foreign companies active in the semiconductor market have not traditionally focused on the high performance analog market, many foreign companies have the financial and other resources to participate successfully in these markets, and there can be no assurance that they will not become formidable competitors in the future.

     The Company believes that its ability to compete successfully depends on a number of factors, including the ability to develop and introduce new products rapidly, product innovation, product quality and reliability, product performance, the breadth of its product line, price, technical service and support, adequacy of manufacturing quality and capacity and sources of raw materials, efficiency of production, delivery capabilities and protection of the Company's products by intellectual property laws. The Company believes that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors than price in its target markets because the Company competes primarily at the stage when system manufacturers design analog products into their systems. At the design-in stage, there is less price competition, particularly when there is only one source for the product. The Company believes that, by virtue of its analog expertise and rigorous design methodology, it competes favorably in the areas of rapid product introduction, product innovation, quality, reliability and performance, but it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities.

EMPLOYEES

     At December 31, 1996, the Company had 247 full-time employees, including 167 in manufacturing, 34 in research and development, 24 in sales and marketing and 22 in finance and administration. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  FACILITIES:

     The Company leases approximately 47,600 square feet located in Billerica, Massachusetts for manufacturing, research and development, and administration. In addition, the Company leases approximately 30,500 square feet in Milpitas, California and approximately 12,500 square feet in San Jose, California for manufacture of its DI products. The Company also leases approximately 2,200 square feet for each of its sales offices in Munich, Paris and Tokyo. The Company believes that its current facilities are adequate to meet its current requirements for the near term.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS

     Mr. Donegan joined the Company in April 1985 as Chairman of the Board, Chief Executive Officer and President of the Company. Before joining the Company, Mr. Donegan held the position of Group Vice President of the Electronic Components Group at Midland Ross Corporation. Prior to Midland Ross Corporation, Mr. Donegan was Vice President and General Manager at Cameron & Barkley and Company. Prior to working at Cameron & Barkley and Company, Mr. Donegan spent ten years with the General Electric Company in various manufacturing positions.

     Mr. DiPietro joined the Company in December 1983 as Chief Financial Officer and Treasurer. He was appointed Vice President of Finance in January 1985, Senior Vice President in June 1985 and Executive Vice President in November 1996. From November 1979 to November 1983, Mr. DiPietro served as a Controller at Digital Equipment Corp.

     Mr. Chow joined the Company in October 1988 as Director of Interface Engineering. He was appointed Senior Vice President of Interface Products in August 1994. From March 1982 to October 1988, Mr. Chow was President and Chief Executive Officer of Barvon BiCMOS Technology, Inc. ("Barvon"), a company Mr. Chow founded in 1982 and which was acquired by SIPEX in October 1988. Prior to founding Barvon, he served as Director of Engineering at Universal Semiconductor, Inc. from 1979 to 1982. From 1972 to 1979, Mr. Chow was a Design Manager at Intersil, Inc. and Senior Design Engineer at Fairchild Semiconductor.

     Mr. Cohen has been the Company's Senior Vice President of Technology since joining the Company in July 1988. Prior to joining SIPEX, Mr. Cohen was a Division Manager at the Charles Stark Draper Laboratory, formerly the Instrumentation Laboratory of the Massachusetts Institute of Technology. He has been a member of several government advisory panels and has designed and developed numerous circuits and systems.

     Mr. Lambert joined the Company in July 1990 as Director of Wafer Fabrication. He was appointed Senior Vice President of Semiconductor Operations in January 1991 and Senior Vice President of Operations in May, 1991. He joined the Company after serving as Director of Operations at Cherry Semiconductor.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been listed for quotation on the Nasdaq National Market under the symbol SIPX since the Company's initial public offering of Common Stock on April 2, 1996. The table below sets forth the high and low sale price of the Company's Common Stock on the Nasdaq National Market for each of the fiscal quarters of 1996.


                                        Fiscal Quarter
                    ------------------------------------------------------
                       First         Second         Third         Fourth
                                   (Commencing
                                  April 2, 1996)
                    ------------  --------------- ------------  ----------
1996
High                     -           21 1/2         24 1/4        35 1/4
Low                      -           10 3/4         13 1/2        20 1/4




     On March 21, 1997 there were approximately 77 shareholders of record. The Company believes that the number of beneficial holders of Common Stock exceeds 1,200. The last reported sale price of the Common Stock on March 21, 1997 was $31.125 per share. The Company has never declared or paid a cash dividend on its capital stock. The Company currently intends to retain all of its earnings to finance future growth and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:


     The selected financial data set forth below has been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.



                                                     For the Years Ended December 31,
                                        --------------------------------------------------------
                                                        (in thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:             1992       1993          1994       1995       1996
                                           ----       ----          ----       ----       ----
Net sales                                $28,631    $27,533       $22,823    $29,979    $37,311
Gross profit                               4,667      5,148         4,592     10,900     15,873
Income (loss) from operations             (3,502)    (3,340)       (4,340)      (970)     4,484
Income (loss) before income taxes         (4,262)    (3,709)       (4,802)    (1,775)     4,431
Net income (loss)                         (4,136)    (3,721)       (4,709)    (1,802)     4,277
Net income (loss) per common and
common equivalent share                  $ (0.87)   $ (0.78)      $ (0.99)   $ (0.38)   $  0.58
Weighted average common and common
equivalent shares outstanding              4,758      4,758         4,758      4,760      7,350





                                                                 December 31,
                                        --------------------------------------------------------
                                                                (in thousands)
                                           1992       1993          1994       1995       1996
                                           ----       ----          ----       ----       ----
BALANCE SHEET DATA:
Working capital                          $ 9,908    $ 7,115       $ 5,942    $ 7,307    $49,920

Total assets                              19,771     14,590        13,360     15,870     57,649


Long-term debt                            12,400      6,761         9,613     11,930         43

Total shareholders' equity (deficit)       3,382      4,726           (67)    (1,884)    53,409


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the consolidated financial statements of SIPEX Corporation.

Overview

     SIPEX Corporation (the "Company") designs, manufactures and markets high performance and high value added analog integrated circuits using standard BiCmos and dielectrically isolated BiCmos technologies. Analog integrated circuits address a wide range of real-world signal processing applications associated with such naturally occurring physical phenomena as temperature, pressure, weight, position, light and sound. These circuits play a fundamental and important role in coupling the real world to the digital computer and vice versa. The Company's products include single, dual and multi-protocol interface circuits, data converters, electroluminescent driver circuits, low power and high voltage application specific products. The Company was organized and commenced operations in 1965. Between 1965 and 1988, the Company developed, manufactured and marketed standard and semi-custom analog-to-digital and digital-to-analog products utilizing hybrid technology, primarily for the military market.


     For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                                    Year Ended December 31,
                                                    -----------------------
                                                  1994        1995     1996
                                                  ----        ----     ----

Net sales ...................................     100.0%      100.0%    100.0%
Cost of sales ...............................      79.9        63.6      57.5
                                                  -----       -----     -----
Gross profit ................................      20.1        36.4      42.5
    Operating expenses:
      Research and development ..............      13.0        14.7      12.7
      Marketing and selling .................      17.9        14.2      12.1
      General and administrative ............       8.3         6.3       5.7
      Write-off of intangible assets ........         -         4.4         -
                                                  -----       -----     -----
    Total operating expenses ................      39.2        39.6      30.5
                                                  -----       -----     -----
    Income (loss) from operations ...........     (19.1)       (3.2)     12.0
    Other expense, net ......................      (2.0)       (2.7)     (0.1)
                                                  -----       -----     -----
    Income (loss) before income taxes .......     (21.1)       (5.9)     11.9
                                                  =====       =====     =====

Fiscal Year Ended December 31, 1996 compared to Fiscal Year Ended December 31, 1995

     Net Sales. The Company derives its revenues principally from product sales. Net sales increased 24.5% to $37.3 million for the year ended December 31, 1996 compared to $30.0 million for the year ended December 31, 1995. The increase in net sales was primarily due to higher unit sales resulting from increased market acceptance of the Company's proprietary and application specific products. Domestic and international sales increased 30% and 14.3%, respectively, in 1996 as compared to the same period in 1995.

     Gross Profit. The Company's cost of sales consists primarily of costs associated with the manufacture and delivery of the Company's products from its production facilities, as well as the Company's sub-contract wafer fabrication and assembly contractors. Gross profit as a percentage of net sales, or gross margin, increased to 42.5% in 1996 as compared to 36.4% in 1995. The improvements in 1996 over 1995 were primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary and application specific products.

     Research and Development. Research and development expenses consist primarily of salaries and benefits of employees involved in product development and fees for product development services provided by consultants. The Company expended 12.7% of net sales in 1996 for the development and introduction of new products as compared to 14.7% in 1995. In absolute dollars, research and development increased 7.4% to $4.7 million in 1996 over the $4.4 million incurred in 1995. The increased spending was due to salary and other expenses related to the hiring of additional engineering personnel, outside consulting fees and mask set expenses relating to new product development. The Company expects research and development expenses to continue to increase in absolute terms in the near future.

     Marketing and Selling. Marketing and selling expenses consist principally of salaries, commissions, travel expenses of direct sales and marketing personnel and costs associated with marketing and advertising programs. Marketing and selling expenses decreased as a percentage of net sales to 12.1% or $4.6 million in 1996 from 14.2% or $4.2 million in 1995, but increased 7.2% in absolute dollars in 1996 over the same period in 1995. The increase in 1996 was due primarily to higher costs associated with marketing and advertising of new products and increased commissions.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for administration, finance, human resource and general management, including legal and auditing expenses. General and administrative expenses decreased to 5.7% of net sales in 1996 from 6.3% in 1995. In absolute dollars, general and administrative expenses increased 10.8% to $12.1 million in fiscal 1996 from $1.9 million in 1995. The increase in 1996 was due primarily to increased travel and professional related expenses.

     Write-off of Intangible Assets. As a result of the acquisition of certain businesses involved in the development and design of custom and standard products with military applications, the Company had intangible assets of $1.4 million as of December 31, 1994 which were being amortized on a straight line basis over ten years. In the quarter ended July 1, 1995, the Company wrote-off the unamortized balance of intangible assets. The Company wrote-off this amount as a result of its increased focus on commercial products and review of actual and expected revenues and cash flows from specific military products related to the acquired technology. These amounts are included in 1995 results.

     Other Expense, Net. Other expense, net consists primarily of interest on subordinated indebtedness to affiliates and borrowings under the Company's bank credit facility. For 1996, decrease in other expense, net was due primarily to the repayment of the revolving line of credit and subordinated notes to affiliates and interest income earned on the Company's two public offering proceeds which offset interest expense.

     Income Taxes. The Company recorded income tax expense of $154,000 for 1996 and $27,000 for 1995, an effective rate of 4.0% and 1.0%, respectively. These effective rates differed from the statutory rate of 34% due to the Company's utilization of its net operating loss carryforwards.

Fiscal Year Ended December 31, 1995 compared to Fiscal Year End December 31,
1994

     Net Sales. Net sales increased 31.4% to $30.0 million in 1995 from $22.8 million in 1994. The increase in net sales was principally due to the growing acceptance of the Company's proprietary interface and low power commercial products. Commercial product sales increased 72.0% to $24.0 million in 1995 compared to $14.0 million in 1994, while sales of products with military applications decreased 32.6% to $6.0 million in 1995 compared to $8.9 million in 1994.

     Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 36.4% in 1995 from 20.1% in 1994. The increase in gross profit resulted primarily from an increase in higher margin sales of commercial products, in particular proprietary products, higher volume within the Company's wafer fabrication facility and lower production costs associated with off-shore assembly.

     Research and Development. These expenses increased 48.6% to 4.4 million in 1995 from $3.0 million in 1994 and increased as a percentage of net sales to 14.7% in 1995 from 13.0% in 1994. The increase in research and development expenses resulted primarily from approximately $1.0 million in additional salary and benefit expenses related to employment of additional staff and from approximately $400,000 of additional expenses related to engineering prototyping and pre-production activities undertaken in connection with the development of new proprietary commercial products, including dual- and multi-protocol interface products.

     Marketing and Selling. Marketing and selling expenses increased 4.1% to $4.2 million in 1995 from $4.1 million in 1994, but decreased as a percentage of net sales to 14.2% in 1995 from 17.9% in 1994. The increase in expenses related to the employment of additional direct sales and marketing personnel were offset by a reduction in international expenses relating to a consolidation of subsidiaries and increased selling through distributors.

     General and Administrative. General and administrative expenses remained constant at $1.9 million in 1995 and decreased as a percentage of net sales to 6.3% in 1995 from 8.3% in 1994. Increased costs associated with recruitment of personnel and enhancement of management information systems were offset by reductions in amortization resulting from the Company's write-off of intangible assets.

     Write-off of Intangible Assets. In 1995, the Company wrote-off the unamortized balance of these intangible assets as a result of the Company's increased focus on commercial products and review of actual and expected revenues and cash flows from specific military products related to the acquired technology.

     Other Expense, Net. These expenses increased to $805,000 in 1995 from $462,000 in 1994. The increase in 1995 was primarily due to increases in amounts of subordinated indebtedness to affiliates outstanding and increased borrowings under the bank credit facility.


Liquidity and Capital Resources

     From fiscal 1994 through fiscal 1996, the Company has financed its operations and met its capital requirements primarily through cash flow from operations, loans from affiliates of Tractebel S.A. and a $7.5 million Revolving Credit Agreement with Generale Bank. In April 1996, the Company raised net proceeds of approximately $18.0 million by issuing common stock in its initial public offering. In November 1996, the Company raised net proceeds of approximately $33.0 million from the issuance of common stock. The proceeds will be primarily used for capital equipment relating to expansion of facilities and general corporate purposes including working capital. A portion of the April 1996 proceeds were applied to pay the $7.5 million in outstanding borrowings to Generale Bank and $4.8 million of indebtedness to affiliates.

     At December 31, 1996, the Company had working capital of $49.9 million and available funds of $37.1 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. Net cash used in operating activities was $398,000, $893,000 and $2.2 million in 1996, 1995 and 1994, respectively. Net cash used in operating activities in 1996 consisted primarily of a $4.2 million increase in inventories and $1.3 million decrease in accounts payable partially offset by net income of $4.3 million.

     In 1995 and 1994, the use consisted primarily of net operating losses in support of research and development costs associated with its commercial products and sales and marketing expenses. Depreciation and amortization expenses totaled approximately $2.3 million in 1995 and $1.4 million in 1994 offset by increases in accounts receivable of approximately $1.2 million and $325,000 in 1995 and 1994, respectively. In addition, inventories increased approximately $2.0 million in 1995 in support of increased net sales and decreased approximately $580,000 in 1994.

     Net cash used in investing activities for property, plant and equipment were $1.9 million, $1.2 million and $444,000 in 1996, 1995 and 1994, respectively. The Company spent $252,000 and $233,000 in 1995 and 1994 to acquire assets from capital lease obligations. These capital expenditures totaled approximately $1.5 million and $676,000 during 1995 and 1994.

     Net cash provided by financing activity was $39.1 million, $2.2 million and $2.7 million in 1996, 1995 and 1994, respectively. In 1996, $51.0 million was provided by the issuance of common stock offset partially by the repayments of approximately $12.0 million of long-term debt. In 1995 and 1994, cash provided by financing activities was primarily the result of proceeds from long-term debt and the issuance of subordinated debts to affiliates.

     At December 31, 1996, the Company has U.S. net operating loss carryforwards of approximately $39,700,000, which are available to offset future Federal taxable income. These losses expire during the years 2000 through 2010. In addition, the Company has Massachusetts and California net operating loss carryforwards of approximately $7,550,000 and $4,280,000, respectively, which are available to offset future Massachusetts and California taxable income. These state losses expire in the years 1997 through 2000. The tax benefit of utilization of approximately $3,300,000 of these net operating loss carryforwards will result in an increase in additional paid-in capital when realized. As of December 31, 1996, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7,000,000 as a result of an ownership change which occurred on September 30, 1996.

     The Company anticipates that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements through at least the end of 1997.

New Accounting Pronouncement

     Effective January 1, 1996 the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". The Company accounts for its Employees Stock Option and Employee Stock Purchase Plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed by SFAS No. 123. The Company intends to continue using APB No. 25 for determining net income and will provide pro forma disclosure as required. See Note 7 to the consolidated financial statements.

Factors Affecting Future Operating Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including statements in this Form 10-K) may contain statements which are not historical facts, so called "forward-looking statements", and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in the Company's Prospectuses dated April 2, 1996 and October 31, 1996 included in its Registration Statements on Form S-1 (Reg. Nos. 333-1328 and 333-14639, respectively) and from time to time in the Company's other filings with the Securities and Exchange Commission.

Supply and Manufacturing Risks

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

Intellectual Property Rights

     The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of these intellectual property rights or lengthy and expensive defense of these rights could have a material adverse effect on the Company.

Dependence on New Products

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

Competition;  The Semiconductor Industry

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

International Sales

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

Potential Fluctuations in Operating Results

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

Stock Price Volatility

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The Company's Consolidated Financial Statements and related Reports of Independent Accountants are presented in the following pages.

Independent Auditors' Reports

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, 1995 and 1996

     Consolidated Statements of Operations for the year ended
     December 31, 1994, 1995 and 1996

     Consolidated Statements of Shareholders' Equity (Deficit) for the year ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Cash Flows for the year ended
     December 31, 1994, 1995 and 1996

     Notes to Consolidated Financial Statements


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                                SIPEX CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTENTS


                                                                      PAGE
                                                                      ----


Independent Auditors' Reports                                          21

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, 1995 and 1996         23

     Consolidated Statements of Operations for the year ended
          December 31, 1994, 1995 and 1996                             24

     Consolidated Statements of Shareholders' Equity (Deficit)
          for the year ended, December 31, 1994, 1995, and 1996        25

     Consolidated Statements of Cash Flows for the year ended
          December 31, 1994, 1995 and 1996                             26

     Notes to Consolidated Financial Statements                        27

                          INDEPENDENT AUDITORS' REPORT



The Board Of Directors and Shareholders
SIPEX Corporation

     We have audited the accompanying consolidated balance sheets of SIPEX Corporation (the Company) as of December 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIPEX Corporation as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.




/S/   KPMG Peat Marwick LLP


Boston, Massachusetts
February 13, 1997

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Sipex Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit), and cash flows of Sipex Corporation (the Company) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 3, 1995, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company, as discussed in Note 7, has completed issuances of its common stock, resulting in net proceeds of approximately $51 million. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sipex Corporation for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP


February 3, 1995, except
  for Note 7, as to which the
  date is November 5, 1996

                                SIPEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                               December 31,
                                                                        ------------------------------
                                                                            1995              1996
                                                                        ------------      ------------
                                ASSETS
                                ------
Current assets:
   Cash and cash equivalents                                            $    257,349      $ 14,786,897
   Short-term investment securities                                              -          22,358,992
   Accounts receivable, less allowances of $240,000 and
     $255,000 at December 31, 1995 and 1996,
     respectively                                                          5,233,724         5,137,803
   Inventories                                                             7,414,386        11,624,830
   Prepaid expenses                                                          225,121           208,296
                                                                        ------------      ------------

               Total current assets                                       13,130,580        54,116,818
Property, plant, and equipment, net                                        2,448,108         3,312,552
Other assets                                                                 291,006           219,524
                                                                        ------------      ------------

               Total assets                                             $ 15,869,694      $ 57,648,894
                                                                        ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------
Current liabilities:
   Current portion of long-term debt                                    $    209,437      $    189,720
   Accounts payable                                                        3,921,715         2,570,888
   Accrued expenses                                                        1,692,149         1,436,372
                                                                        ------------      ------------

               Total current liabilities                                   5,823,301         4,196,980
Long-term debt                                                            11,930,364            42,940
                                                                        ------------      ------------

               Total liabilities                                          17,753,665         4,239,920
                                                                        ------------      ------------

Shareholders' equity (deficit):
   Preferred stock, $.01 par value, no shares
     authorized, issued or outstanding at December 31,
     1995; 1,000,000 shares authorized and no shares
     issued or outstanding at December 31, 1996                                  -                 -
   Common stock, $.01 par value, 40,000,000 shares
     authorized and 4,685,306 and 8,534,199 shares
     issued and outstanding at December 31, 1995
     and 1996, respectively                                                   46,853            85,342
   Additional paid-in capital                                             45,467,658        96,471,596
   Accumulated deficit                                                   (47,581,304)      (43,304,185)
   Cumulative translation adjustment                                         182,822           156,221
                                                                        ------------      ------------

               Total shareholders' equity (deficit)                       (1,883,971)       53,408,974
                                                                        ------------      ------------
               Total liabilities and shareholders' equity (deficit)     $ 15,869,694      $ 57,648,894
                                                                        ============      ============




           See accompanying notes to consolidated financial statements

                                SIPEX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Year Ended December 31,
                                               ---------------------------------------------
                                                  1994             1995             1996
                                               -----------      -----------     ------------

Net sales                                      $22,822,678      $29,978,525      $37,310,910
Cost of sales                                   18,230,488       19,078,986       21,437,878
                                               -----------      -----------      -----------

                  Gross profit                   4,592,190       10,899,539       15,873,032

Operating expenses:
   Research and development                      2,960,329        4,399,490        4,724,652
   Marketing and selling                         4,077,855        4,244,872        4,551,842
   General and administrative                    1,894,023        1,905,849        2,112,290
   Write-off of intangible assets                      -          1,319,970              -
                                               -----------      -----------      -----------

                  Total operating expenses       8,932,207       11,870,181       11,388,784
                                               -----------      -----------      -----------

Income (loss) from operations                   (4,340,017)        (970,642)       4,484,248
Other income (expense):
   Interest income (expense), net                 (605,152)        (909,894)         144,430
   Other, net                                      143,277          105,144         (197,390)
                                               -----------      -----------      -----------
                                                  (461,875)        (804,750)         (52,960)
                                               -----------      -----------      -----------

Income (loss) before income taxes               (4,801,892)      (1,775,392)       4,431,288
Income tax expense (benefit)                       (93,171)          27,287          154,169
                                               -----------      -----------      -----------

Net income (loss)                              $(4,708,721)     $(1,802,679)     $ 4,277,119
                                               ===========      ===========      ===========

Net income (loss) per common and
common equivalent share                        $     (0.99)     $     (0.38)     $      0.58
                                               ===========      ===========      ===========

Weighted average common stock and
common stock equivalents outstanding             4,757,671        4,759,727        7,349,956
                                               ===========      ===========      ===========




           See accompanying notes to consolidated financial statements

                                SIPEX CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)




                                         Common Stock                                                          Total
                                    ---------------------     Additional                       Cumulative   Shareholders'
                                    Number of    $.01 Par      Paid-in        Accumulated      Translation     Equity
                                      Shares       Value       Capital          Deficit        Adjustment    (Deficit)
                                    ---------    --------     -----------     ------------     ----------   -----------
Balance at
December 31, 1993                   4,681,186     $46,812     $45,466,202     $(41,069,904)    $ 282,898    $ 4,726,008

Net loss                                                                        (4,708,721)                  (4,708,721)

Currency translation adjustment                                                                 (84,675)        (84,675)
                                    ---------     -------     -----------     ------------     ---------    -----------
Balance at
December 31, 1994                   4,681,186      46,812      45,466,202      (45,778,625)      198,223        (67,388)

Acquisition of treasury stock          (3,378)        (34)         (1,316)                                       (1,350)

Issuance of common stock under
   option plans                         7,498          75           2,772                                         2,847

Net loss                                                                        (1,802,679)                  (1,802,679)

Currency translation adjustment                                                                  (15,401)       (15,401)
                                    ---------     -------     -----------     ------------     ---------    -----------
Balance at
December 31, 1995                   4,685,306      46,853      45,467,658      (47,581,304)      182,822     (1,883,971)

Issuance of common stock under
   option plans                       238,178       2,382          92,893                                        95,275

Issuance of common stock
   through public offerings         3,610,715      36,107      50,911,045                                    50,947,152

Net income                                                                       4,277,119                    4,277,119

Currency translation adjustments                                                                (26,601)        (26,601)
                                    ---------     -------     -----------     ------------     ---------    -----------
Balance at
December 31, 1996                   8,534,199     $85,342     $96,471,596     $(43,304,185)    $ 156,221    $53,408,974
                                    =========     =======     ===========     ============     =========    ===========





         See accompanying notes to consolidated financial statements

                                SIPEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Year Ended December 31,
                                                              ----------------------------------------------
                                                                   1994            1995            1996
                                                              -------------    ------------     ------------
Operating activities:
   Net income (loss)                                          $(4,708,721)    $(1,802,679)    $  4,277,119
   Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
            Loss (gain) on sale of machinery and equipment         84,901             -                -
            Allowance for receivables                             110,000         166,000            8,326
            Depreciation and amortization                       1,415,845       2,297,550          985,990
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable           (325,206)     (1,248,355)         171,742
            (Increase) decrease in inventories                    580,358      (1,951,792)      (4,240,764)
            (Increase) decrease in prepaid expenses                42,099         (74,598)         (66,308)
            Decrease in other assets                               54,547           3,818           57,290
            Increase (decrease) in accounts payable               844,894       1,274,176       (1,330,303)
            Increase (decrease) in accrued expenses              (263,802)        442,646         (250,975)
                                                              -----------     -----------     ------------
        Net cash used in operating activities                  (2,165,085)       (893,234)        (387,883)

Investing activities:
   Proceeds from maturity of  investment securities                   -               -          2,962,754
   Purchase of  investment securities                                 -               -        (25,321,746)
   Purchase of property, plant, and equipment                    (443,644)     (1,213,760)      (1,852,166)

                                                              -----------     -----------     ------------
        Net cash used in investing activities                    (443,644)     (1,213,760)     (24,211,158)

Financing activities:
   Proceeds from issuance of common stock, net                        -             1,497       51,042,427
   Proceeds from (payments of) long-term debt                   1,613,162         786,819      (11,709,710)
   Payment of capital lease and other debt obligations           (154,595)       (105,074)        (197,431)
   Proceeds from issuance of subordinated debt                  1,200,000       1,509,710              -
                                                              -----------     -----------     ------------
        Net cash provided by financing activities               2,658,567       2,192,952       39,135,286
Effect of foreign currency exchange rate changes on
  cash and cash equivalents                                      (154,574)         (4,392)          (6,697)
                                                              -----------     -----------     ------------
Increase (decrease) in cash and cash equivalents                 (104,736)         81,566       14,529,548
Cash and cash equivalents at beginning of period                  280,519         175,783          257,349
                                                              -----------     -----------     ------------
Cash and cash equivalents at end of period                    $   175,783     $   257,349     $ 14,786,897
                                                              ===========     ===========     ============

Supplemental cash flow disclosure:
Cash paid during the period for:
   Income taxes                                                    15,126          11,755           78,169
   Interest                                                   $   406,176     $   817,697     $    427,735
                                                              ===========     ===========     ============

Supplemental disclosure of non-cash investing activities:
   Acquisition of assets under capital lease obligations      $   232,581     $   252,080     $     12,463
                                                              ===========     ===========     ============




           See accompanying notes to consolidated financial statements

                                SIPEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995, AND 1996

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     SIPEX Corporation (the "Company") designs, manufacturers and markets high performance and high value added standard analog integrated circuits. Applications for the Company's products include telecommunications, including personal computers and peripherals, battery powered handheld devices, cellular telephones, test equipment, factory automation networking, process controls and satellites. The Company operates in the analog segment of the semiconductor industry.

Basis of Presentation

     The consolidated financial statements include the accounts of SIPEX Corporation and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenue from product sales is recognized at the time of shipment. Revenue from engineering service contracts is recorded as performance or other contractually specified milestones are reached. Additionally, the Company accrues for estimated sales returns upon shipment.

Cash Equivalents and Short-Term Investments

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist of U.S. Government obligations and Municipal Bond obligations collateralized by U.S. Government obligations with original maturities beyond three months and those that will mature within one year.

     At the time of investment purchase and at each balance sheet date, the Company determines the appropriate classification of its investments in debt and equity securities. At December 31, 1996, all of the Company's investments in debt securities were classified as available-for-sale which means that although the Company principally holds securities until maturity, they may be sold under certain circumstances. The short-term investments at December 31, 1996, which consist of debt securities, were carried at amortized cost which approximates fair market value. The amortized cost of these debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization is included in Interest Income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

     Financial instruments of the Company consist of cash, short term securities, accounts receivable, accounts payable and bank indebtedness. The carrying amount of these financial instruments approximate their fair value. Due to the Company's credit evaluation and collection process, bad debt expenses have been insignificant. Credit risk with respect to trade receivables is limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the credit risk. Total amounts written off during 1994 and 1995 were $171,000 and $7,000, respectively. While a significant portion of the Company's revenues are made through domestic and international distributors, including five distributors which account for 19% of sales in 1996, no single customer has accounted for greater than 10% of net revenues in 1996 or 1995. In 1994, Raytheon Company represented 10.3% of net sales. The Company places its investments with government entities and high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

Inventories

     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line and accelerated methods over their useful lives as follows:

                                                                Useful Lives
                                                                ------------
       Machinery and Equipment                                   2-10 years
       Furniture, fixtures and office equipment                  5-10 years
       Building and leasehold improvements                       Lease term

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

Foreign Currency Translation

     Foreign currency assets and liabilities are translated into dollars at current rates, and revenues, costs and expenses are translated at average rates during each reporting period. Gains or losses resulting from foreign currency transactions are included in earnings currently, while those resulting from translation of financial statements are shown as a separate component of shareholders' equity. Such transaction gains and losses are immaterial for all periods presented.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

     Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding, if dilutive and includes all common and common equivalent shares issued at prices less than the initial public offering price during the twelve month period prior to the initial filing of the Registration Statement. Fully diluted income (loss) per share, approximates primary income (loss) per share.

New Accounting Pronouncement

     Effective January 1, 1996 the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". The Company accounts for its Employees Stock Option and Employee Stock Purchase Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed by SFAS No. 123. The Company intends to continue using APB No. 25 for determining net income and provides pro forma disclosure as required. See Note 7.

2.   INVENTORIES


     Inventories were as follows:

                                      1995           1996
                                      ----           ----
     Raw materials                 $3,315,490     $ 5,142,409
     Work-in-process                3,117,454       3,626,720
     Finished goods                   981,442       2,855,701
                                   ----------     -----------
                                   $7,414,386     $11,624,830
                                   ==========     ===========



3.   PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment were as follows:

                                                     1995           1996
                                                     ----           ----
     Machinery and equipment                      $23,084,365    $24,465,817
     Furniture, fixtures and office equipment       1,328,364      1,324,588
     Leasehold improvements                         1,956,632      2,020,794
                                                  -----------    -----------
                                                   26,369,361     27,811,199
     Less accumulated depreciation and
        amortization                               23,921,253     24,498,647
                                                  -----------    -----------
                                                  $ 2,448,108    $ 3,312,552
                                                  ===========    ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACCRUED EXPENSES

     Accrued expenses were as follows:

                                                       1995            1996
                                                       ----            ----
     Accrued compensation                         $  614,248       $  687,485
     Accrued commissions                             464,272          390,220
     Accrued royalties                               156,000          234,125
     Accrued interest on subordinated notes to
          affiliates                                  55,562                -
     Other                                           402,067          124,542
                                                  ----------       ----------
                                                  $1,692,149       $1,436,372
                                                  ==========       ==========


5.   LONG TERM DEBT

     The Company's long-term debt is summarized as follows:

                                                       1995         1996
                                                       ----         ----
     Revolving line of credit                     $ 7,200,000    $      -
     Subordinated note payable to CEF               3,000,000           -
     Subordinated notes payable to affiliate        1,509,710           -
     Capital lease obligations                        416,533     224,965
     Other                                             13,558       7,695
                                                  -----------    --------
                                                   12,139,801     232,660

     Less current portion                             209,437     189,720
                                                  -----------    --------
                                                  $11,930,364    $ 42,940
                                                  ===========    ========


     The Company had a revolving credit agreement with Generale Bank, which is affiliated with the Company by virtue of common ownership that provided for a $7,500,000 line of credit bearing interest at the prime rate plus a commitment fee in the amount of 1/4% per annum of the unused amount.

     Also, the Company had received advances totaling $3,000,000 in exchange for promissory notes payable to Compagnie Europenne de Financement S.A. (CEF), an affiliate of Tractebel S.A. On January 29, 1996, both notes were extended through February 28, 1997, when the amounts borrowed and the accrued interest were payable in full.

     Additionally, during 1995, American Tractebel Corporation (ATC), an affiliate, made loans to the Company for up to $1,800,000 at an interest rate of 7%, of which $1,509,710 was outstanding at December 31, 1995. The amounts borrowed under the three loan agreements with Generale Bank, CEF and ATC, plus accrued interest, were paid in full during 1996 from proceeds of the Company's initial public offering.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 1995 and 1996, the Company entered into long-term capital leases for equipment which extend through 2000, with imputed interest rates ranging from 9% to 19%.


     Equipment held under capital leases were as follows:

                                                       1995         1996
                                                       ----         ----
     Cost                                            $730,872     $743,335
     Less: Accumulated depreciation                   247,552      451,486
                                                     --------     --------
                                                     $483,320     $291,849
                                                     ========     ========


     The following is a schedule of principal payments on notes payable and capital lease obligations:


               YEAR ENDING
               DECEMBER 31,
               ------------
                  1997                  $189,720
                  1998                    36,359
                  1999                     6,581
                                        --------
                                        $232,660
                                        ========

6.   INCOME TAXES

     Total federal, state and foreign income tax expense (benefit) for the years ended December 31, 1994, 1995 and 1996, consists of the following:


                            1994                              1995                         1996
               --------------------------------   ---------------------------   -----------------------------
               Deferred    Current     Total      Deferred   Current   Total    Deferred  Current   Total
               --------    -------     -----      --------   -------   -----    --------  -------   -----
Federal        $    -    $       -   $       -    $    -    $     -  $     -      $  -  $1,762,027  $1,762,027
Loss
 carryforward       -            -           -         -          -        -         -  (1,618,158) (1,618,158)
State               -       12,000      12,000         -     (3,365)  (3,365)        -      463,411   (463,411)
Loss
 carryforward       -            -           -         -          -        -         -     (453,111)  (453,111)
Foreign             -     (105,171)   (105,171)        -     30,652   30,652         -          -         -
               --------------------------------   ---------------------------   ------------------------------
               $    -    $ (93,171)  $ (93,171)   $    -    $27,287  $27,287      $  -  $  154,169  $  154,169
               --------------------------------   ---------------------------   ------------------------------






     The actual tax expense (benefit) for 1994, 1995 and 1996 differs from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 34% to earnings before income taxes) as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           1994         1995          1996
                                                           ----         ----          ----
Computed "expected" tax expense (benefit)              $(1,632,643)  $(603,633)    $ 1,506,638
State income tax, net of federal income                      7,920      (2,221)          6,798
   tax benefit and utilization of loss
    carryforward
Alternative minimum tax                                          -           -          19,304
Intangibles amortization                                    70,238     269,213               -
Non-deductable expenses                                          -           -          22,377
Non-deductable foreign losses                                    -           -         116,666
Increase in valuation allowance for loss                 1,433,755     345,890               -
  carryforward
Utilization of net operating losses                              -           -      (1,618,158)
Other                                                       27,559      18,038         100,544
                                                       -----------   ---------     -----------
                                                       $   (93,171)  $  27,287     $   154,169
                                                       ===========   =========     ===========



     The tax effects of temporary differences that give rise to significant portion of the deferred tax assets and liabilities at December 31, 1995 and 1996 are presented below:

                                                            1995                    1996
                                                            ----                    ----

Deferred tax assets
   Net operating loss carryforwards                     $15,474,004             $14,628,395
   Tax credit carryforwards, including
      alternative minimum tax                               720,278                 739,582
   Inventories, primarily non-deductible reserves           321,487                 361,729
   Accounts receivable, primarily allowances                 96,127                 102,190
   Accrued expenses, principally provisions not
      currently deductible                                  170,030                 248,463
   Fixed assets, due to differences in depreciation       1,512,844               1,401,659
                                                        -----------             -----------
         Total gross deferred tax assets                 18,294,770              17,482,018

   Valuation allowance                                  (18,294,770)            (17,482,018)
                                                        -----------             -----------
         Net deferred taxes                             $         -             $         -
                                                        ===========             ===========

          The valuation allowance against deferred tax assets as of December 31, 1994 and January 1, 1994 was $18,069,749 and $16,918,860,
          respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1996, the Company has U.S. net operating loss carryforwards of approximately $39,700,000, which are available to offset future Federal taxable income. These losses expire during the years 2000 through 2010. As of December 31, 1996, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7,000,000 as a result of such an ownership change which occurred on September 30, 1996. In addition, the Company has Massachusetts and California net operating loss carryforwards of approximately $7,550,000 and $4,280,000, respectively, which are available to offset future Massachusetts and California taxable income. These state losses expire during the years 1997 through 2000. The Federal and State tax benefit of utilization of approximately $3,300,000 of net operating loss carryforwards will result in an increase in additional paid-in capital when realized.

     The Company also has general business and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $720,000 and $19,000, respectively which are available to reduce future Federal income taxes. The general business credits expire during the years 2001 through 2010. The alternative minimum tax credit may be carried forward indefinitely.


7.   SHAREHOLDERS' EQUITY

          Effective April 8, 1996, the number of authorized shares of Common Stock was increased pursuant to an Amended and Restated Articles of Organization and the Board of Directors were authorized to issue up to 1,000,000 shares of preferred stock with terms to be established by the Board at the time of issuance. In addition, the Company's shareholders' approved a 1-for-4 reverse split of its issued and outstanding Common Stock. All shares and per share data presented in the accompanying consolidated financial statements have been restated to reflect the increased number of authorized and decreased number of outstanding shares of Common Stock.

          On April 8, 1996 and November 5, 1996, the Company closed the sale, through an initial and secondary public offering, of 2,160,715 and 1,450,000 shares of common stock, respectively. The proceeds to the Company from the offerings were $19.1 million and $33.0 million before deducting expenses from the offerings of approximately $800,000 and $450,000, respectively.

          At December 31, 1993, the Company maintained three stock option plans for its employees. During 1994, the Board of Directors authorized the Company to cancel substantially all outstanding, unexercised, stock options granted between October 30, 1984 and October 21, 1988 under the 1981, 1986 and 1988 plans and issued replacement options under the 1994 Plan.

          The Company currently maintains five stock option plans. The 1991 Non-Statutory, 1993 Incentive Stock Option Plan, 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan have had 372,154, 132,909, 593,750, 600,000 and 150,000 shares reserved for issuance, respectively. All plans allow for options which vest ratably over five years from the date of grant and expire ten years from the date of grant. Options for 975,443 shares are outstanding as of December 31, 1996 under the 1991 Non-Statutory, 1993 Incentive Stock Option Plan, 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In January 1996, the Board Of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue up to 250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 6,397 shares to employees in 1996.

          The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below. The effects on pro forma net income (loss) obtained from applying SFAS No. 123 may not be representative of the effects on reported net income (loss) for future years. The pro forma primary and fully diluted earnings per share are the same.

                                                     1995           1996
                                                     ----           ----

         Net income (loss)     As Reported      $(1,802,679)      $4,277,119
                               Pro forma         (1,804,437)       3,583,713

         Net income (loss)     As Reported           (0.38)           0.58
           per share           Pro forma             (0.38)           0.48

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996 respectively; no dividend yield; expected volatility of 45 percent; risk-free interest rate of 7.0 percent; and expected option lives of six years. The weighted-average fair value of options granted during 1995 and 1996 was $0.21 and $12.00, respectively.


          A summary of the status of the Company's stock option plans as of December 31, 1994, 1995 and 1996 and changes during the years then ended is presented below:


                                     1994                            1995                           1996
                         -----------------------------   ----------------------------    ------------------------------

                                            WEIGHTED                       WEIGHTED                          WEIGHTED
                                            AVERAGE                        AVERAGE                           AVERAGE
                            SHARES          EXERCISE        SHARES         EXERCISE        SHARES            EXERCISE
                             (000)          PRICE           (000)          PRICE           (000)             PRICE
                          -----------    ------------    ------------    ------------    -------------    ------------

Outstanding at
     beginning of year       397,349         $2.56          793,147          $0.46           812,705         $ 0.46
Granted                      482,851          0.40           79,675           0.40           440,152          20.18
Exercised                          -          0.0            (7,487)          0.40          (238,186)          0.40
Forfeited                    (87,053)         9.82          (52,630)          0.40           (39,228)          3.16
                             -------                        -------                         --------

Outstanding at end of
     year                    793,147          0.46          812,705           0.46           975,443           9.29
                             =======         =====          =======          =====          ========         ======
Options exercisable at
     year-end                156,797          0.40          288,481           0.56           217,002           0.42
                             =======         =====          =======          =====          ========         ======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                               -------------------------------------------------------------------------------
                                      NUMBER                     WEIGHTED-AVG.                 NUMBER
                                  OUTSTANDING AT                   REMAINING                EXERCISABLE AT
     EXERCISE PRICES             DECEMBER 31, 1996              CONTRACTUAL LIFE          DECEMBER 31, 1996
--------------------------     ----------------------     ---------------------------  -----------------------
        $ 0.40                         550,453                        7.4                      216,502
          9.50                          55,000                        9.1                            0
         11.00                             500                        3.2                          500
         14.375                         55,000                        9.6                            0
         14.75                          55,500                        9.6                            0
         15.50                          30,000                        9.7                            0
         17.50                           3,000                        9.4                            0
         27.25                         225,990                        9.9                            0


8.   EMPLOYEE BENEFIT PLAN

          The Company has a defined contribution retirement plan (401(k)) covering substantially all employees. The Company matches 50% of the contributions made by employees up to 6% of their annual compensation. The Company can also make a discretionary contribution to the plan. Employee contributions vest immediately, and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 1994, 1995 and 1996, Company contributions to the plan were $108,000, $171,000 and $173,000, respectively.

9.   COMMITMENTS AND CONTINGENCIES

          The Company leases facilities under operating leases expiring through 2000. The Company leases its corporate headquarters and manufacturing facility from ATC Billerica Corporation, an affiliate of Tractebel, S.A., under an operating lease for $9,917 per month for the first year of the lease, which payments are subject to an annual escalation. The lease expires on January 31, 2001, subject to an option of the Company to extend for an additional five-year period. Rent expense was approximately $639,900, $450,300 and $498,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a schedule of future minimum lease commitments under operating leases with terms in excess of one year at December 31, 1996:

          CALENDAR YEAR
          -------------
               1997                $  407,000
               1998                   341,000
               1999                   342,000
               2000                   370,000
               Thereafter              20,000
                                   ----------
                                   $1,480,000
                                   ==========


          The Company received a Notice of Potential Liability from the Environmental Protection Agency ("EPA") in June 1993 concerning a landfill identified as a Superfund Site. The Company has denied any liability and believes the ultimate outcome of this matter will not have a material impact on the consolidated financial statements.

10.  EXPORT SALES AND MAJOR CUSTOMERS


     Revenues by geographic area are summarized as follows:

                             1994                 1995               1996
                             ----                 ----               ----
     United States        $16,973,109         $19,368,341         $25,182,910
     Europe                 4,807,315           7,407,463           7,925,000
     Far East                 600,742           1,867,341           2,416,717
     Japan                    441,512           1,335,380           1,786,283
                          -----------         -----------         -----------
                          $22,822,678         $29,978,525         $37,310,910
                          ===========         ===========         ===========


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from the Company's definitive proxy statement in connection with its Special Meeting in Lieu of Annual Meeting of Shareholders to be held on May 30, 1997, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1996, in the table under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Special Meeting in Lieu of Annual Meeting of Shareholders to be held on May 30, 1997, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1996, under the caption "Compensation and Other Information Concerning Directors and Officers".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Special Meeting in Lieu of Annual Meeting of Shareholders to be held on May 30, 1997, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1996, in the tables under the captions "Principal Shareholders" and "Election of Directors."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Special Meeting in Lieu of Annual Meeting of Shareholders to be held on May 30, 1997, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1996, under the caption "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) The following documents are filed as part of this Annual Report on Form
10-K:

     1. Consolidated Financial Statements. The following consolidated financial statements of the Company and Report of Independent Accountants are incorporated in Item 8 of this report.

     Independent Auditors' Reports

     Consolidated Balance Sheets at December 31, 1996 and 1995

     Consolidated Statements of Operations for the Year Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity (Deficit) for the Year Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Year Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements


     2. Consolidated Financial Statement Schedules. Consolidated financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

     3(a). The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

     3(b). Reports on Form 8K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SIPEX CORPORATION

                           By:    /s/  James E. Donegan
                                  --------------------------------------------
                                  James E. Donegan
                                  Chairman of the Board of Directors,
                                  Chief Executive Officer, President and Clerk


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                                     Title                             Date
     ----                                     -----                             ----
/s/  James E. Donegan           Chairman of the Board of Directors,         March 27, 1997
-----------------------------   Chief Executive Officer, President
James E. Donegan                (principal executive officer) and Clerk



/s/  Frank R. DiPietro          Executive Vice President, Chief Financial   March 27, 1997
-----------------------------   Officer and Treasurer (principal financial
Frank R. DiPietro               officer and accounting officer)



/s/  Daniel Deroux              Director                                    March 27, 1997
-----------------------------
Daniel Deroux


/s/  Manfred Loeb               Director                                    March 27, 1997
-----------------------------
Manfred Loeb


/s/  Lionel H. Olmer            Director                                    March 27, 1997
-----------------------------
Lionel H. Olmer


/s/  John L. Sprague            Director                                    March 27, 1997
-----------------------------
John L. Sprague


/s/  Dr Steward S. Flaschen     Director                                    March 27, 1997
-----------------------------
Dr. Steward S. Flaschen



                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                       DESCRIPTION                                     PAGE
  ------                       -----------                                     ----

   3.1 Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1
        (File No. 333-1328, and incorporated herein by reference).

   3.2 Restated By-Laws of the Company, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

   4.2 Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1, File
        No. 333-1328, and incorporated herein by reference).

  10.1  1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the
        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  10.2  1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the
        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  10.3  1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the
        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  10.4  1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the
        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  10.5  1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the
        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  10.6 1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, File
        No. 333-1328, and incorporated herein by reference).

  10.7  1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the
        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  10.8  Agreement of Lease, dated January 31, 1996, between the Company and ATC
        Billerica Corporation pertaining to 22 Linnell Circle, Billerica,
        Massachusetts (filed as Exhibit 10.8 to the Company's Registration
        Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  10.9 Lease Agreement, as amended, dated June 12, 1986, between the Company and Greenback Associates (filed as Exhibit 10.9 to the Company's
        Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

 10.10  Employment Agreement, dated January 1, 1988, between the Company and
        James E. Donegan (filed as Exhibit 10.10 to the



                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                       DESCRIPTION                                     PAGE
  ------                       -----------                                     ----



        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

 10.11  Employment Agreement, dated January 1, 1988, between the Company and
        Frank R. DiPietro (filed as Exhibit 10.11 to the Company's Registration
        Statement on Form S-1, File No.333-1328, and incorporated herein by reference).

 10.12  Employment Agreement, dated January 1, 1996, between the Company and
        Raymond W.B. Chow (filed as Exhibit 10.12 to the Company's
        Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

 10.13  Employment Agreement, dated July 18, 1988, between the Company and
        Sanford Cohen (filed as Exhibit 10.13 to the Company's Registration
        Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

 10.14 Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

 10.15  Form of Distributor Agreement (filed as Exhibit 10.16 to the
        Company's Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  11.1  Computation of earnings per share.

  21.1  Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's
        Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).

  23.1  Consent of KPMG Peat Marwick LLP, independent accountants.

  23.2  Consent of Ernst & Young, LLP, independent accountants.

  27.1  Financial Data Schedule.


