Form 10-Q
period 1997-03-29
SIPEX CORP
filed 1997-05-06
CIK 1007800

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997
                               --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

                         Commission file number: 0-27892

SIPEX Corporation

(Exact name of registrant as specified in its charter)

Massachusetts                               04-6135748
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

22 Linnell Circle, Billerica, Massachusetts                      01821
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (508) 667-8700


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

     There were 8,657,831 shares of the Registration's Common Stock issued and outstanding as of May 2, 1997.

                                SIPEX CORPORATION
                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 29, 1997

                                      INDEX

Item Number                                                                 Page
-----------                                                                 ----

Part I:  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at December 31,      3
                  1996 and March 29, 1997.


                  Condensed Consolidated Statements of Operations            4
                  for the three months ended March 30, 1996 and March 29, 1997.

                  Condensed Consolidated Statements of Cash Flows            5
                  for the three months ended March 30, 1996 and March 29, 1997.

                  Notes To Condensed Consolidated Financial Statements.      6

         Item 2.  Management's Discussion and Analysis of Financial         7-9
                  Condition and Results of Operations.

Part II: Other Information

         Item 1.  Legal Proceedings                                          *
         Item 2.  Changes in Securities                                      *
         Item 3.  Defaults Upon Senior Securities                            *
         Item 4.  Submission of Matters to a Vote of Security Holders        *
         Item 5.  Other Information                                          *
         Item 6.  Exhibits and Reports on Form 8-K                          10
                  Exhibit 11.1 Computation of Earnings Per Common Share
                  Exhibit 27 Financial Data Schedule
Signatures                                                                  11

* No information provided due to inapplicability of item.

     Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

                                SIPEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                           December 31,    March 29,
                                                               1996          1997
                                                           ------------    ---------

Assets:
Current Assets
   Cash and cash equivalents                                 $14,787       $ 4,346
   Short-term investment securities                           22,359        31,856
   Accounts receivable, less allowances of $255 and
     $792 at December 31, 1996 and March 29, 1997,
     respectively                                              5,138         7,110
   Inventories                                                11,625        11,632
   Prepaid expenses                                              208           305
                                                             -------       -------
     Total current assets                                     54,117        55,249
Property, plant, and equipment, net                            3,313         4,240
Other assets                                                     219           138
                                                             -------       -------
     Total assets                                            $57,649       $59,627
                                                             =======       =======

Liabilities and Shareholders' Equity:
Current Liabilities
   Current portion of long term debt                         $   190       $   155
   Accounts payable                                            2,571         2,209
   Accrued expenses                                            1,436         1,885
                                                             -------       -------
     Total current liabilities                                 4,197         4,249
Long term debt                                                    43            25
                                                             -------       -------
     Total liabilities                                         4,240         4,274
                                                             -------       -------

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized and no shares issued or outstanding at
     December 31, 1996 and March 29, 1997, respectively.           -             -
   Common stock, $.01 par value, 40,000,000 shares
     authorized and 8,534,199 and 8,654,626 shares
     issued and outstanding at December 31, 1996 and
     March 29, 1997, respectively.                                85            87
   Additional paid-in capital                                 96,472        96,610
   Accumulated deficit                                       (43,304)      (41,488)
   Cumulative translation adjustment                             156           144
                                                             -------       -------
     Total shareholders' equity                               53,409        55,353
                                                             -------       -------
   Total liabilities and shareholders' equity                $57,649       $59,627
                                                             =======       =======


      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                             Three Months Ended
                                         -------------------------

                                         March 30,       March 29,
                                           1996            1997
                                         ---------       ---------
Net sales                                 $8,523          $10,980
Cost of sales                              5,162            5,951
                                          ------          -------
   Gross profit                            3,361            5,029
                                          ------          -------

Operating Expenses
   Research and development                1,018            1,309
   Marketing and selling                   1,111            1,218
   General and administrative                483              651
                                          ------          -------
Total operating expenses                   2,612            3,178
                                          ------          -------

Income from operations                       749            1,851
Other income (expense)                      (251)             288
                                          ------          -------
Income before income taxes                   498            2,139
Income tax expense                            16              323
                                          ------          -------
Net income                                $  482          $ 1,816
                                          ======          =======

Net income per common and common
equivalent share                          $ 0.09          $  0.20
                                          ======          =======

Weighted average common and common
equivalent shares outstanding              5,524            9,220
                                          ======          =======

      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                               ------------------------
                                                               March 30,      March 29,
                                                                  1996          1997
                                                               ---------      ---------

Operating activities:
   Net income                                                   $   482       $  1,816
   Adjustments to reconcile net income
     to net cash (used in) provided by operating activities
   Additions to accounts receivable allowances                       30            472
   Depreciation and amortization                                    253            336
   Changes in current assets and liabilities
    (Increase) decrease in accounts receivable                    1,158         (2,444)
    Increase in inventories                                      (1,798)            (7)
    Increase in prepaid expenses and other assets                  (251)           (16)
    Increase (decrease) in accounts payable and
       accrued expenses                                            (309)            87
                                                                -------       --------

Net cash (used in) provided by operating activities                (435)           244
                                                                -------       --------

Investing activities:
   Proceeds from maturity of investment securities                    -            136
   Purchase of investment securities                                  -         (9,633)
   Purchase of property, plant, and equipment                      (195)        (1,263)
                                                                -------       --------
     Net cash used in investing activities                         (195)       (10,760)
                                                                -------       --------

Financing activities:
   Proceeds from issuance of common stock                            17            140
   Proceeds from long-term debt                                     590              -
   Payment of capital lease obligations                             (50)           (53)
                                                                -------       --------
     Net cash provided by financing activities                      557             87
   Effect of foreign currency translation adjustments               (11)           (12)
                                                                -------       --------
   Decrease in cash and cash equivalents                            (84)       (10,441)
   Cash and cash equivalents, beginning of period                   257         14,787
                                                                -------       --------
Cash and cash equivalents, end of period                        $   173       $  4,346
                                                                =======       ========


      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

          The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


2.   Inventories
     -----------


                                   (In thousands)
                              December 31,    March 29,
                                 1996           1997
                              ------------    ---------
Inventories consist of:
   Raw materials               $ 5,142        $ 5,508
   Work in process               3,627          4,022
   Finished goods                2,856          2,102
                               -------        -------
                               $11,625        $11,632
                               =======        =======


3.   Net Income Per Share
     --------------------

          Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued at prices less than the initial public offering price during the twelve-month period prior to the initial filing of the Registration Statement for the initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. For the quarters ended March 30, 1996 and March 29, 1997, fully diluted income per share approximates primary income per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and the Company's actual future results may differ significantly from such statements. In evaluating such statements, the various factors identified over the caption "Factors Affecting Future Operating Results" should be considered.

Overview

     SIPEX Corporation (the "Company") was organized and commenced operations in 1965. The Company is a leading manufacturer of high performance, high value-added analog integrated circuits. The Company serves the broad analog signal processing market with single, dual and multiprotocol interface circuits, low power and high voltage application specific circuits, electroluminescent driver and data converters. Applications for the Company's products include telecommunications including personal computers and peripherals, battery powered hand-held devices, cellular telephones, test equipment, factory automation, networking, process controls and satellites. The Company operates in the analog segment of the semiconductor industry.

Results of operations

     The table below presents the statement of operations for the three months ended March 30, 1996 and March 29, 1997 as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended March 29, 1997 to the corresponding period from the prior fiscal year.


                                                                  Three Months Ended
                                                       -----------------------------------------
                                                                                      Percentage
                                                       March 30,       March 29,       Increase
                                                         1996            1997         (Decrease)
                                                       ---------       ---------      ----------


Net sales                                                 100%            100%            28.8%
Cost of Sales                                            60.6            54.2             15.3
                                                         ----            ----          -------
Gross profit                                             39.4            45.8             49.6
                                                         ----            ----          -------

Operating expenses
   Research and development                              11.9            11.9             28.6
   Marketing and selling                                 13.0            11.1              9.6
   General and administrative                             5.7             5.9             34.8
                                                         ----            ----          -------
Total operating expenses                                 30.6            28.9             21.7
                                                         ----            ----          -------

Operating income                                          8.8            16.9            147.1

Other income (expense)                                   (2.9)            2.6            214.8
                                                         ----            ----          -------

Income before income taxes                                5.9            19.5            329.5
Income tax expense                                        0.2             2.9          1,918.8
                                                         ----            ----          -------
Net income                                                5.7%           16.6%           276.8%
                                                         ====            ====          =======

     Net sales for the first quarter of 1997 increased 28.8% to $11.0 million, as compared to $8.5 million for the same period in the previous year. For the first quarter of 1997, net sales increased primarily due to higher unit sales of the Company's proprietary interface circuits, application specific circuits and electroluminescent driver circuits. Both domestic and international sales increased during the first quarter of 1997 as compared to the corresponding period in the prior year.

     Gross profit increased for the first quarter of 1997 by $1.6 million to $5.0 million, as compared to $3.4 million for the same period in the previous year. As a percentage of net sales, gross profit increased to 45.8% for the first quarter of 1997, from 39.4% in the comparable period in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary interface circuits, electroluminescent circuits and application specific circuits.

     Research and development expenses for the first quarter of 1997 increased $291,000 or 28.6% as compared to the same period in the previous year. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, and expenses associated with the increased use of test wafers and mask sets. As a percentage of net sales, research and development remained constant at 11.9% for the first quarter of 1997, as compared to the same period in the previous year.

     Marketing and selling expenses increased 9.6% to $1.2 million for the first quarter of 1997 as compared with $1.1 million for the same period of the previous year. The increase was due primarily to higher costs associated with commissions, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the first quarter of 1997 declined slightly to 11.1% as compared to 13.0% for the previous year due to staffing and compensation increasing at a slower rate than sales growth.

     General and administrative expenses increased by $168,000 for the first quarter of 1997 as compared to the same period of the previous year. The increase in spending for the first quarter of 1997 as compared to the same period a year ago was due to increased professional and additional staffing related expense. As a percentage of net sales, general and administrative expenses increased to 5.9% for the first quarter of 1997, a slight increase over 5.7% for the comparable period of the previous year.

     Other income/expense for the first quarter of 1997 consists primarily of interest income on short-term investment securities. For the first quarter of 1997 other income/expense improved by $539,000 reflecting income of $288,000 as compared to an expense of $251,000 for the same period in the previous year, due primarily to the interest income earned on short-term investment securities and the repayment of the Company's revolving line of credit and subordinated notes to affiliates in the second quarter of 1996.

     The Company recorded income tax expense of $323,000 for the first three months of 1997, an effective rate of 15% for the period. This effective rate differs from the statutory rate of 34% due to the Company's utilization of its net operating loss carry forwards.

Liquidity and Capital Resources.

     From fiscal 1994 through fiscal 1996, the Company has financed its operations and met its capital requirements primarily through cash flow from operations, loans from affiliates of Tractebel S.A. and a $7.5 million Revolving Credit Agreement with Generale Bank. In April 1996, the Company raised net proceeds of approximately $18.0 million by issuing common stock in its initial public offering. In November 1996, the Company raised net proceeds of approximately $33.0 million from the issuance of common stock in a public offering. The proceeds will be primarily used for capital equipment relating to expansion of facilities and general corporate purposes including working capital. On March 29, 1997, the Company had cash, cash equivalents and short-term investment securities of $36.2 million. The Company believes that cash generated from operations and the net proceeds of its public offerings will fund necessary capital expenditures and provide adequate working capital for the next twelve months.

Factors Affecting Future Operating Results.

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts, so called "forward-looking statements", and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the Company's reliance on outside foundries, manufacturing risks such as yield variances, the absence of substantial noncancellable backlog, the timely introduction and market acceptance of new processes and products, changes in product mix, timing of investments in research and development, the cyclical nature of the semiconductor industry, competitors' actions and other risk factors described in the Company's filings with the Securities and Exchange Commission, including but not limited to, its Form 10-K for the year ended December 31, 1996.

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





                                            SIPEX CORPORATION

DATE:  May 6, 1997                      BY  /s/ Frank R. DiPietro
                                            -----------------------------------
                                            Frank R. DiPietro
                                            Executive Vice President, Finance &
                                            Chief Financial Officer
                                            (Duly Authorized Officer &
                                            Principal Financial Officer)