Form 10-Q
period 1997-06-28
SIPEX CORP
filed 1997-08-11
CIK 1007800

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                    FORM 10-Q

(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                               -------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

                         Commission file number: 0-27892


SIPEX Corporation
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Massachusetts                                             04-6135748
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
        or organization)                                    Identification No.)


22 Linnell Circle, Billerica, Massachusetts                       01821
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (508) 667-8700
                                                              ---------------



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

     There were 8,742,539 shares of the Registration's Common Stock issued and outstanding as of July 31, 1997.

                                SIPEX CORPORATION
                                    FORM 10-Q
                         SIX MONTHS ENDED JUNE 28, 1997

                                      INDEX

Item Number                                                           Page
-----------                                                           ----

Part I:    Financial Information

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets at
                    December 31, 1996 and June 28, 1997.                3

                    Condensed Consolidated Statements of Operations
                    for the three months and six months ended June
                    29, 1996 and June 28, 1997.                         4

                    Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 29, 1996 and June
                    28, 1997.                                           5

                    Notes To Condensed Consolidated Financial
                    Statements.                                         6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.     7-9

Part II:   Other Information

           Item 1.  Legal Proceedings                                   *
           Item 2.  Changes in Securities                               *
           Item 3.  Defaults Upon Senior Securities                     *
           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                            10
           Item 5.  Other Information                                   *
           Item 6.  Exhibits and Reports on Form 8-K                   10
                    Exhibit 11.1 Computation of Earnings Per Common
                    Share
                    Exhibit 27 Financial Data Schedule
Signatures                                                             11

* No information provided due to inapplicability of item.

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements

                                SIPEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                    December 31,      June 28,
                                                       1996             1997
                                                    ------------    -----------
Assets:
Current Assets
   Cash and cash equivalents                          $ 14,787        $  7,295
   Short-term investment securities                     22,359          29,671
   Accounts receivable, less allowances of $255
    and $507 at December 31, 1996 and June 28,
    1997, respectively                                   5,138           6,875
   Inventories                                          11,625          11,030
   Prepaid expenses and other current assets               208             548
                                                      --------        --------
    Total current assets                                54,117          55,419
Property, plant, and equipment, net                      3,313           5,681
Other assets                                               219             193
                                                      ========        ========
     Total assets                                     $ 57,649        $ 61,293
                                                      ========        ========


Liabilities and Shareholders' Equity:
Current Liabilities
   Current portion of long term debt                  $    190        $    120
   Accounts payable                                      2,571           1,022
   Accrued expenses                                      1,436           2,372
                                                      --------        --------
     Total current liabilities                           4,197           3,514
Long term debt                                              43              11
                                                      --------        --------
     Total liabilities                                   4,240           3,525
                                                      --------        --------


Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000
     shares  authorized and no shares issued or
     outstanding at December 31, 1996 and
     June 28, 1997, respectively                            --              --
   Common stock, $.01 par value, 40,000,000
      shares authorized and 8,534,199 and 8,699,371
      shares issued and outstanding at December 31,
      1996 and  June 28, 1997, respectively                 85              87
   Additional paid-in capital                           96,472          96,644
   Accumulated deficit                                 (43,304)        (39,115)
   Cumulative translation adjustment                       156             152
                                                      --------        --------
     Total shareholders' equity                         53,409          57,768
                                                      --------        --------
   Total liabilities and shareholders' equity         $ 57,649        $ 61,293
                                                      ========        ========




      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                            Three Months Ended             Six Months Ended
                                         ----------------------       -----------------------

                                         June 29,       June 28,       June 29,       June 28,
                                           1996           1997          1996            1997
                                         -------        -------       --------        -------
Net sales                                 $9,117        $12,005        $17,640        $22,985
Cost of sales                              5,313          6,382         10,475         12,333
                                          ------        -------        -------        -------
   Gross profit                            3,804          5,623          7,165         10,652
                                          ------        -------        -------        -------

Operating expenses
   Research and development                1,136          1,344          2,154          2,653
   Marketing and selling                   1,121          1,279          2,233          2,497
   General and administrative                512            772            994          1,423
                                          ------        -------        -------        -------
Total operating expenses                   2,769          3,395          5,381          6,573
                                          ------        -------        -------        -------

Income from operations                     1,035          2,228          1,784          4,079
Other income (expense)                       (79)           323           (330)           611
                                          ------        -------        -------        -------
Income before income taxes                   956          2,551          1,454          4,690
Income tax expense                            33            178             49            501
                                          ======        =======        =======        =======
Net income                                $  923        $ 2,373        $ 1,405        $ 4,189
                                          ======        =======        =======        =======

Net income per common and
equivalent share                          $ 0.12        $  0.26        $  0.21        $  0.46
                                          ======        =======        =======        =======

Weighted average common and common
equivalent shares outstanding              7,649          9,189          6,552          9,192
                                          ======        =======        =======        =======




      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                             Six Months Ended
                                                          ------------------------
                                                          June 29,        June 28,
                                                            1996            1997
                                                          --------        --------
Operating activities:
   Net income                                             $  1,405        $  4,189
   Adjustments to reconcile net income
     to net cash (used in) provided by operating
     activities
   Additions to accounts receivable allowances                  30             187
   Depreciation and amortization                               507             672
   Changes in current assets and liabilities
    Decrease (increase) in accounts receivable                 961          (1,924)
    (Increase) decrease in inventories                      (3,198)            595
    Decrease (increase) in prepaid expenses and
     other assets                                              111            (314)
    Decrease in accounts payable and accrued
     expenses                                                 (703)           (613)
                                                          --------        --------


Net cash (used in) provided by operating activities           (887)          2,792
                                                          --------        --------
Investing activities:
   Proceeds from maturity of investment securities              --           3,286
   Purchase of investment securities                            --         (10,598)
   Purchase of property, plant, and equipment                 (679)         (3,040)
                                                          --------        --------
     Net cash used in investing activities                    (679)        (10,352)
                                                          --------        --------

Financing activities:
   Proceeds from issuance of common stock                   18,257             174
   Proceeds from (payment of)  long-term debt              (11,710)             --
   Payment of capital lease obligations                       (103)           (102)
                                                          --------        --------
     Net cash provided by financing activities               6,444              72
   Effect of foreign currency translation
      adjustments                                              (17)             (4)
                                                          --------        --------
   Decrease in cash and cash equivalents                     4,861          (7,492)
   Cash and cash equivalents, beginning of period              257          14,787
                                                          --------        --------
Cash and cash equivalents, end of period                     5,118           7,295
                                                          ========        ========


      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six month period ended June 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


2.   INVENTORIES

                                                 (In thousands)
                                            December 31,    June 28,
                                                1996          1997
                                              -------       -------
                 Inventories consist of:
                    Raw materials             $ 5,142       $ 5,132
                    Work in process             3,627         3,791
                    Finished goods              2,856         2,107
                                              -------       -------
                                              $11,625       $11,030
                                              =======       =======




3.   NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued at prices less than the initial public offering price during the twelve-month period prior to the initial filing of the Registration Statement for the initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. For the quarters ended June 29, 1996 and June 28, 1997, fully diluted income per share approximates primary income per share.

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

Results of operations

     The table below presents the statement of operations for the three months and six months ended June 29, 1996 and June 28, 1997 as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended June 28, 1997 to the corresponding period from the prior fiscal year.




                                      Three Months Ended                        Six Months Ended
                             -------------------------------------    ----------------------------------
                                                        Percentage                            Percentage
                              June 29,      June 28,     Increase     June 29,      June 28,   Increase
                                1996          1997      (Decrease)      1996         1997      (Decrease)
                             ---------     ---------     ---------    --------     ---------   ---------
Net sales                        100%          100%        31.7%         100%          100%        30.3%
Cost of sales                   58.3          53.2         20.1         59.4          53.7         17.7
                               -----         -----        -----        -----         -----        -----
Gross profit                    41.7          46.8         47.8         40.6          46.3         48.7
                               -----         -----        -----        -----         -----        -----

Operating expenses
   Research and
     development                12.5          11.2         18.3         12.2          11.5         23.2
   Marketing and selling        12.3          10.7         14.1         12.7          10.9         11.8
   General and
     administrative              5.6           6.4         50.8          5.6           6.2         43.2
                               -----         -----        -----        -----         -----        -----
Total operating expenses        30.4          28.3         22.6         30.5          28.6         22.2
                               -----         -----        -----        -----         -----        -----

Operating income                11.3          18.6        115.3         10.1          17.7        128.7

Other income (expense)          (0.8)          2.7        508.9         (1.9)          2.7        285.2
                               -----         -----        -----        -----         -----        -----

Income before income
  taxes                         10.5          21.3        166.9          8.2          20.4        222.6
Income tax expense               0.4           1.5        439.4          0.2           2.2        922.5
                               =====         =====        =====        =====         =====        =====
Net income                      10.1%         19.8%       157.1%         8.0%         18.2%       198.2 %
                               =====         =====        =====        =====         =====        =====


     Net sales for both the second quarter and first six months of 1997 increased 31.7% and 30.3% to $12.0 million and $23.0 million respectively, as compared to the same periods in the previous year. For the second quarter and first six months of 1997, net sales increased primarily due to higher unit sales of the Company's proprietary interface circuits, application specific circuits and electroluminescent driver circuits. Both domestic and international sales increased during the second quarter and first six months of 1997 as compared to the corresponding periods in the prior year.

     Gross profit increased for both the second quarter and first six months of 1997 by $1.8 million and $3.5 million, as compared to the same periods in the previous year. As a percentage of net sales, gross profit increased to 46.8% and 46.3% for both the second quarter and first six months of 1997 respectively, over comparable periods in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary interface circuits, electroluminescent circuits and application specific circuits.

     Research and development expenses for the second quarter and first six months of 1997 increased $208,000 and $499,000 respectively, or 18.3% and 23.2% as compared to the same periods one year ago. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, and expenses associated with the increased use of test wafers and mask sets. As a percentage of net sales, research and development decreased slightly to 11.2% and 11.5% for the second quarter and first six months of 1997, as compared to the same periods in the previous year.

     Marketing and selling expenses increased 14.1% and 11.8% to $1.3 million and $2.5 million, respectively, for the second quarter and first six months of 1997 as compared with $1.1 million and $2.2 million, respectively, for the same periods of the previous year. The increase was due primarily to higher costs associated with commissions, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the second quarter and first six months of 1997 declined to 10.7% and 10.9% as compared to 12.3% and 12.7%, respectively, as compared to the previous year due to staffing and compensation increasing at a slower rate than sales growth.

     General and administrative expenses increased by $260,000 and $429,000 for the second quarter and first six months of 1997, respectively, as compared to the same period of the previous year. The increase in spending for the second quarter and first six months of 1997 as compared to the same periods a year ago was due to increased professional fees and additional staffing related expense. As a percentage of net sales, general and administrative expenses increased slightly to 6.4% and 6.2%, respectively for the second quarter and first six months of 1997, an increase over the 5.6% for both of the comparable periods of the previous year.

     Other income/expense for the second quarter and first six months of 1997 consists primarily of interest income on short-term investment securities. For the second quarter and first six months of 1997, other income/expense represented income of $323,000 and $611,000 as compared to an expense of ($79,000) and ($330,000) for the same periods in the previous year. The increase was due primarily to the interest income earned on short-term investment securities and reduced interest expense due to the repayment of the Company's revolving line of credit and subordinated notes to affiliates in the second quarter of 1996.

     The Company recorded income tax expense of $178,000 and $501,000 for the second quarter and first six months of 1997, respectively, an effective rate of 7% and 10.7%, respectively, for these periods. This effective rate differs from the statutory rate of 34% due to the Company's utilization of its net operating loss carryforwards.



Liquidity and Capital Resources.

     From fiscal 1994 through fiscal 1996, the Company has financed its operations and met its capital requirements primarily through cash flow from operations, loans from affiliates of Tractebel S.A. and a $7.5 million Revolving Credit Agreement with Generale Bank. In April 1996, the Company raised net proceeds of approximately $18.0 million by issuing common stock in its initial public offering. In November 1996, the Company raised additional net proceeds of approximately $33.0 million from the issuance of common stock in a public offering. The proceeds will be primarily used for capital equipment relating to expansion of facilities and general corporate purposes including working capital. On June 28, 1997, the Company had cash, cash equivalents and short-term investment securities of $36.3 million. The Company believes that cash generated from operations and the net proceeds of its public offerings will fund necessary capital expenditures and provide adequate working capital for the next twelve months.

Factors Affecting Future Operating Results.

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts, so called "forward-looking statements," and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the Company's reliance on outside foundries, manufacturing risks such as yield variances, the absence of substantial noncancellable backlog, the timely introduction and market acceptance of new processes and products, changes in product mix, timing of investments in research and development, the cyclical nature of the semiconductor industry, competitors' actions and other risk factors described in the Company's filings with the Securities and Exchange Commission, including but not limited to, its Form 10-K for the year ended December 31, 1996.

Part II: OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 30, 1997. Holders of an aggregate of 8,656,106 shares at the close of business on April 10, 1997 were entitled to vote at the meeting. At such meeting, the Company's shareholders voted as follows:

a) To elect Messrs. Steward S. Flaschen and Manfred Loeb to the Board of Directors for a three-year term.


                          Total Vote for Each         Total Vote Withheld from
                                Director                  Each Director

Steward S.                     4,727,272                    42,480
Flaschen
Manfred Loeb                   4,727,272                    42,480



Messrs. Lionel H. Olmer and John L. Sprague will continue to hold office until the 1998 Annual Meeting of Shareholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs. James E. Donegan and Daniel Deroux will continue to hold office until the 1999 Annual Meeting of Shareholders or until their successors have been duly elected or until their earlier resignation or removal.

b)   To approve the adoption of the Company's 1997 Stock Option Plan.




Total Vote for the Proposal           2,754,644
Total Vote Against the Proposal       1,788,818
Abstentions                               3,353
Broker Non-votes                        222,937



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





                                       SIPEX CORPORATION

DATE:  August 11, 1997                 By: /s/ Frank R. DiPietro
                                       ------------------------------------
                                       Frank R. DiPietro
                                       Executive Vice President, Finance &
                                       Chief Financial Officer
                                       (Duly Authorized Officer &
                                       Principal Financial Officer)