Form 10-Q
period 1997-09-27
SIPEX CORP
filed 1997-10-24
CIK 1007800

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                    FORM 10-Q

 (Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997
                               -------------------
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

                         Commission file number: 0-27892

SIREX Corporation
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Massachusetts                                04-6135748
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

22 Linnell Circle, Billerica, Massachusetts                        01821
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code               (978) 667-8700
                                                                 --------------

------------------------------------------------------------------------------
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

     There were 17,561,692 shares of the Registration's Common Stock issued and outstanding as of October 14, 1997.

                                SIPEX CORPORATION
                                    FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 27, 1997

                                      INDEX

Item Number                                                                 Page
-----------                                                                 ----

Part I:   Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at                   3
                   December 31, 1996 and September 27, 1997.

                   Condensed Consolidated Statements of Operations
                   for the three months and nine months ended
                   September 28, 1996 and September 27, 1997.                 4

                   Condensed Consolidated Statements of Cash Flows
                   for the nine months ended September 28, 1996 and
                   September 27, 1997.                                        5

                   Notes To Condensed Consolidated Financial Statements.      6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                      7-9

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

Part I:  FINANCIAL INFORMATION
Item 1:  Financial Statements

                                SIPEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                      December 31,      September 27,
                                                                          1996              1997
                                                                      ------------      -------------
Assets:
Current assets
   Cash and cash equivalents                                             $ 14,787         $  7,712
   Short-term investment securities                                        22,359           30,613
   Accounts receivable, less allowances of $255 and
     $261 at December 31, 1996 and September 27, 1997,
     respectively                                                           5,138            9,283
   Inventories                                                             11,625           11,220
   Prepaid expenses and other current assets                                  208              564
                                                                         --------         --------
     Total current assets                                                  54,117           59,392
Property, plant, and equipment, net                                         3,313            6,784
Other assets                                                                  219              174
                                                                         ========         ========
     Total assets                                                        $ 57,649         $ 66,350
                                                                         ========         ========

Liabilities and Shareholders' Equity:
Current liabilities
   Current portion of long term debt                                     $    190         $     84
   Accounts payable                                                         2,571            2,170
   Accrued expenses                                                         1,436            2,869
                                                                         --------         --------
     Total current liabilities                                              4,197            5,123
Long term debt                                                                 43               12
                                                                         --------         --------
     Total liabilities                                                      4,240            5,135
                                                                         --------         --------

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized and no shares issued or outstanding at
     December 31, 1996 and September 27, 1997, respectively                    --               --
   Common stock, $.01 par value, 40,000,000 shares
     authorized and 17,068,398 and 17,560,492 shares
     issued and outstanding at December 31, 1996 and
     September 27, 1997, respectively                                         171              176
   Additional paid-in capital                                              96,386           96,876
   Accumulated deficit                                                    (43,304)         (36,021)
   Cumulative translation adjustment                                          156              184
                                                                         --------         --------
     Total shareholders' equity                                            53,409           61,215
                                                                         --------         --------
   Total liabilities and shareholders' equity                            $ 57,649         $ 66,350
                                                                         ========         ========


Data reflects 2:1 stock split

      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended                   Nine Months Ended
                                         -------------------------------     --------------------------------

                                         September 28,     September 27,     September 28,      September 27,
                                             1996              1997              1996              1997
                                         ------------      -------------     -------------      -------------
Net sales                                   $  9,529          $ 13,297          $ 27,169           $ 36,282
Cost of sales                                  5,360             6,835            15,836             19,167
                                            --------          --------          --------           --------
   Gross profit                                4,169             6,462            11,333             17,115
                                            --------          --------          --------           --------

Operating expenses
   Research and development                    1,285             1,365             3,439              4,018
   Marketing and selling                       1,116             1,332             3,349              3,829
   General and administrative                    534               784             1,528              2,207
                                            --------          --------          --------           --------
Total operating expenses                       2,935             3,481             8,316             10,054
                                            --------          --------          --------           --------

Income from operations                         1,234             2,981             3,017              7,061
Other income (expense)                             1               385              (327)               995
                                            --------          --------          --------           --------
Income before income taxes                     1,235             3,366             2,690              8,056
Income tax expense                                35               272                84                773
                                            --------          --------          --------           --------
Net income                                  $  1,200          $  3,094          $  2,606           $  7,283
                                            ========          ========          ========           ========

Net income per common and
equivalent share                            $   0.08          $   0.17          $   0.19           $   0.40
                                            ========          ========          ========           ========

Weighted average common and common
equivalent shares outstanding                 15,311            18,654            13,723             18,305
                                            ========          ========          ========           ========


    Data Reflects 2 for 1 Stock Split.


      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                   --------------------------------------
                                                                    September 28,           September 27,
                                                                        1996                    1997
                                                                   --------------           -------------
Operating activities:
   Net income                                                        $  2,606                $  7,283
   Adjustments to reconcile net income
     to net cash (used in) provided by operating activities
   Additions (reductions) to accounts receivable allowances               270                     (60)
   Depreciation and amortization                                          761                   1,007
   Changes in current assets and liabilities
     Increase in accounts receivable                                      (49)                 (4,085)
    (Increase) decrease in inventories                                 (4,360)                    404
    Decrease (increase) in prepaid expenses and other assets              101                    (297)
    (Decrease) increase in accounts payable and accrued expenses       (1,158)                  1,019
                                                                     --------                --------


Net cash (used in) provided by operating activities                    (1,829)                  5,271
                                                                     --------                --------

Investing activities:
   Proceeds from maturity of investment securities                         --                   2,344
   Purchase of investment securities                                       --                 (10,598)
   Purchase of property, plant, and equipment                          (1,188)                 (4,478)
                                                                     --------                --------
     Net cash used in investing activities                             (1,188)                (12,732)
                                                                     --------                --------

Financing activities:
   Proceeds from issuance of common stock                              18,289                     495
   Proceeds from (payment of)  long-term debt                         (11,710)                     --
   Payment of capital lease obligations                                  (151)                   (137)
                                                                     --------                --------
     Net cash provided by financing activities                          6,428                     358
   Effect of foreign currency translation adjustments                     (14)                     28
                                                                     --------                --------
   Increase (decrease) in cash and cash equivalents                     3,397                  (7,075)
   Cash and cash equivalents, beginning of period                         257                  14,787
                                                                     --------                --------
Cash and cash equivalents, end of period                             $  3,654                $  7,712
                                                                     ========                ========

      See accompanying notes to condensed consolidated financial statements

                                SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine month period ended September 27, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


2. INVENTORIES

                                         (In thousands)
                                 December 31,           September 27,
                                   1996                     1997
                                  -------                  -------
Inventories consist of:
   Raw materials                  $ 5,142                  $ 5,126
   Work in process                  3,627                    3,590
   Finished goods                   2,856                    2,504
                                  -------                  -------
                                  $11,625                  $11,220
                                  =======                  =======

3. NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued at prices less than the initial public offering price during the twelve-month period prior to the initial filing of the Registration Statement for the initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. For the quarters ended September 28, 1996 and September 27, 1997, fully diluted income per share approximates primary income per share.

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

Overview

     SIPEX Corporation (the "Company") was organized and commenced operations in 1965. The Company is a leading manufacturer of high performance, high value-added analog integrated circuits. The Company serves the broad analog signal processing market with single, dual and multiprotocol interface circuits, low power and high voltage application specific circuits, electroluminescent driver, data converters, and power management circuits. Applications for the Company's products include telecommunications including personal computers and peripherals, battery powered hand-held devices, cellular telephones, test equipment, factory automation, networking, process controls and satellites. The Company operates in the analog segment of the semiconductor industry.

Results of operations

     The table below presents the statement of operations for the three months and nine months ended September 28, 1996 and September 27, 1997 as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended September 27, 1997 to the corresponding period from the prior fiscal year.

                                                 Three Months Ended                           Nine Months Ended
                                    -----------------------------------------     -----------------------------------------
                                                                   Percentage                                     Percentage
                                    September 28,  September 27,   Increase       September 28,  September 27,    Increase
                                        1996           1997        (Decrease)         1996            1997        (Decrease)
                                    -------------  -------------   ----------     -------------  -------------    ----------

Net sales                                100%            100%          39.5%             100%           100%         33.5%
Cost of sales                           56.2            51.4           27.5             58.3           52.8          21.0
                                       -----           -----        -------            -----          -----         -----
Gross profit                            43.8            48.6           55.0             41.7           47.2          51.0
                                       -----           -----        -------            -----          -----         -----

Operating expenses
   Research and development             13.5            10.3            6.2             12.7           11.1          16.8
   Marketing and selling                11.7            10.0           19.4             12.3           10.6          14.3
   General and administrative            5.6             5.9           46.8              5.6            6.1          44.4
                                       -----           -----        -------            -----          -----         -----
Total operating expenses                30.8            26.2           18.6             30.6           27.7          20.9
                                       -----           -----        -------            -----          -----         -----

Operating income                        13.0            22.4          141.6             11.1           19.5         134.0

Other income (expense)                   0.0             2.9        38400.0             (1.2)           2.7         404.3
                                       -----           -----        -------            -----          -----         -----

Income before income taxes              13.0            25.3          172.6              9.9           22.2         199.5
Income tax expense                       0.4             2.0          677.1              0.3            2.1         820.2
                                       -----           -----        -------            -----          -----         -----
Net income                              12.6%           23.3%         157.8%             9.6%          20.1%        179.5%
                                       =====           =====        =======            =====          =====         =====

     Net sales for both the third quarter and first nine months of 1997 increased 39.5% and 33.5% to $13.3 million and $36.3 million, respectively, as compared to the same periods in the previous year. For the third quarter and first nine months of 1997, net sales increased primarily due to higher unit sales of the Company's proprietary interface circuits, application specific circuits and electroluminescent driver circuits. Both domestic and international sales increased during the third quarter and first nine months of 1997 as compared to the corresponding periods in the prior year.

     Gross profit increased for both the third quarter and first nine months of 1997 by $2.3 million and $5.8 million, respectively, as compared to the same periods in the previous year. As a percentage of net sales, gross profit increased to 48.6% and 47.2% for both the third quarter and first nine months of 1997 respectively, over comparable periods in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary interface circuits, electroluminescent circuits and application specific circuits.

     Research and development expenses for the third quarter and first nine months of 1997 increased by $80,000 and $579,000, respectively, or 6.2% and 16.8% as compared to the same periods one year ago. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, and expenses associated with the increased use of test wafers and mask sets. As a percentage of net sales, research and development decreased to 10.3% and 11.1% for the third quarter and first nine months of 1997, respectively, as compared to the same periods in the previous year.

     Marketing and selling expenses increased 19.4% and 14.3% to $1.3 million and $3.8 million, respectively, for the third quarter and first nine months of 1997 as compared with $1.1 million and $3.3 million, respectively, for the same periods of the previous year. The increase was due primarily to higher costs associated with commissions, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the third quarter and first nine months of 1997 declined to 10.0% and 10.6% as compared to 11.7% and 12.3%, respectively, as compared to the previous year due to staffing and compensation increasing at a slower rate than sales growth.

     General and administrative expenses increased by $250,000 and $679,000 for the third quarter and first nine months of 1997, respectively, as compared to the same period of the previous year. The increase in spending for the third quarter and first nine months of 1997 as compared to the same periods a year ago was due to increased professional fees and additional staffing related expense. As a percentage of net sales, general and administrative expenses increased slightly to 5.9% and 6.1%, respectively for the third quarter and first nine months of 1997, an increase over the 5.6% for both of the comparable periods of the previous year.

     Other income/expense for the third quarter and first nine months of 1997 consists primarily of interest income on short-term investment securities. For the third quarter and first nine months of 1997, other income/expense represented income of $385,000 and $995,000 as compared to an income of $1,000 and an expense of ($327,000) for the same periods in the previous year. The increase was due primarily to the interest income earned on short-term investment securities and reduced interest expense due to the repayment of the Company's revolving line of credit and subordinated notes to affiliates in the second quarter of 1996.

     The Company recorded income tax expense of $272,000 and $773,000 for the third quarter and first nine months of 1997, respectively, an effective rate of 8.1% and 9.6%, respectively, for these periods. This effective rate differs from the statutory rate of 34% due to the Company's utilization of its net operating loss carryforwards.


Liquidity and Capital Resources.

     From fiscal 1994 through fiscal 1996, the Company has financed its operations and met its capital requirements primarily through cash flow from operations, loans from affiliates of Tractebel S.A. and a $7.5 million Revolving Credit Agreement with Generale Bank. In April 1996, the Company raised net proceeds of approximately $18.0 million by issuing common stock in its initial public offering. In November 1996, the Company raised additional net proceeds of approximately $33.0 million from the issuance of common stock in a public offering. The proceeds will be primarily used for capital equipment relating to expansion of facilities and general corporate purposes including working capital. On September 27, 1997, the Company had cash, cash equivalents and short-term investment securities of $38.3 million. The Company believes that cash generated from operations and the net proceeds of its public offerings will fund necessary capital expenditures and provide adequate working capital for the next twelve months.

Factors Affecting Future Operating Results.

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts, so called "forward-looking statements," and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the overall economic conditions, the Company's reliance on outside foundries, demand for the Company's products, inventory and lead-time reduction cycle, raw material availability, availability of manufacturing capacity, manufacturing risks such as yield variances, the absence of substantial noncancellable backlog, the timely introduction and market acceptance of new processes and products, changes in product mix, timing of investments in research and development, the cyclical nature of the semiconductor industry, competitors' actions and other risk factors described in the Company's filings with the Securities and Exchange Commission, including but not limited to, its Form 10-K for the year ended December 31, 1996.

Part II:          OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibit 10.1   Promissory Note Dated July 31, 1997 by and Between the
                    Company and Timothy J. Dhuyvetter.

     Exhibit 10.2 Pledge and Security Agreement Dated July 31, 1997 by and Between the Company and Timothy J. Dhuyvetter.

     Exhibit 11.1   Computation of Earnings Per Common Share

     Exhibit 27     Financial Data Schedule

b)   Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             SIPEX CORPORATION

DATE:  October 24, 1997                      BY   /s/ Frank R. DiPietro
                                             -------------------------------
                                             Frank R. DiPietro
                                             Executive Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer &
                                             Principal Financial Officer)