Form 10-K
period 1997-12-31
SIPEX CORP
filed 1998-03-25
CIK 1007800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997


                                    0-27892
                             ----------------------
                            (COMMISSION FILE NUMBER)


                               SIPEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             MASSACHUSETTS                               04-6135748
         ---------------------                --------------------------------
        (STATE OF INCORPORATION)            (IRS EMPLOYER IDENTIFICATION NUMBER)


            2 LINNELL CIRCLE                               01821
        BILLERICA, MASSACHUSETTS                         ----------
   ---------------------------------                     (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (978) 667-8700
                          ----------------------------
                        (REGISTRANT'S TELEPHONE NUMBER)

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

                           Yes  [X]          No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 10, 1998 was approximately $624,296,787 based upon $35.125 per share, the last reported sale price of the Common Stock on The Nasdaq National Market on that date. The number of shares of the registrant's Common Stock outstanding at March 10, 1998 was 17,773,574.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 28, 1998 are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS:

THE COMPANY

     SIPEX Corporation (the "Company" or "Sipex") designs, manufactures, markets and sells innovative, high performance, high value-added analog integrated circuits. The Company sells its products to OEM customers either directly through its direct sales force or with the assistance of a network of independent sales representatives, or indirectly through independent distributors. The Company designs, manufactures, markets and sells products across the analog semiconductor market and has targeted high-growth sectors that it believes are especially compatible with its design and process capabilities -- data communications and telecommunications, battery powered/portable products and industrial controls/instrumentation. The Company's products have been incorporated into a broad range of electronic systems and products by more than 3,000 customers worldwide.

STRATEGY

     The Company's strategy is to develop long-term partnering relationships with leaders in targeted market sectors. This enables the Company to identify applications and to provide innovative, cost-effective solutions to meet customers' needs over the life cycles of their products. Sipex serves the broad analog signal processing market with the following product lines -- interface circuits, low power and high voltage circuits, electroluminescence circuits, data converters and power management circuits. The Company utilizes multiple process technologies to manufacture these products.

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

     The Company's customers, none of which accounted for more than ten percent of net sales in 1996 or 1997, include Cisco Systems, Inc., Hewlett-Packard Co., Motorola, Inc., Philips N.V., Siemens Corporation, Newbridge Networks Corp., 3Com Corp., U.S. Robotics Corp. and Pairgain Technologies Inc. in the data communications/telecommunications markets; Cidco, Inc., Elo Touchsystems, Federal Express Corp., Texas Instruments Incorporated, Timex Corporation, International Business Machines Corp., Sharp Corp., Mitsubishi Corp. and Dassault Aviation S.A. in the low power analog and high voltage application areas; and Andover Controls Corp., LTX Corporation and Honeywell, Inc. in the industrial controls market.

MARKETS

     The Company serves a broad range of markets including data communications, telecommunications, battery powered/portable products, industrial controls/instrumentation, military and aerospace. The Company believes that its design and manufacturing process capabilities can address customers' needs in terms of product features and functionality, integration and overall solution cost. By working closely and partnering with established market leaders within these areas, the Company has been able to identify and meet its partners' complex analog circuit requirements with tailored products that are developed in conjunction with the customer's own product design team, thus allowing the Company to address the customer's needs as the customer identifies them. Having addressed the particular needs of market leaders, the Company is then able to migrate these solutions into standard products available to other equipment or device suppliers.

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

     Battery Powered/Portable Products. The rapid growth of sales of portable products, including computers, hand-held electronic devices, cellular and portable telephones, pagers and consumer electronic devices and products has created market opportunities for analog semiconductor devices which can operate efficiently at low voltages. Battery-powered devices require many of the same kinds of analog circuits as non-portable equipment, including transceivers, converters and amplifiers, but these circuits must be functional and efficient at the low voltages supplied by their power source. Further, battery powered devices often require high voltage functionality -- such as the ability to drive an electroluminescent device for a light source for the portable product -- which requires complex analog circuitry. The Company believes that analog semiconductor manufacturers that can provide solutions which enable portable equipment and products manufacturers to add functionality and reliability to their products with low battery usage will be able to expand their markets substantially.

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

PRODUCTS AND CUSTOMERS

     The Company offers a broad range of innovative, high performance, high value-added analog integrated circuits. The Company's products are principally networking products, electroluminescence products, power management products and data converter products. In addition, the Company supplies precision high-reliability assembled products principally to commercial customers supplying products for aerospace and military applications.

     Networking Products. Interface products act as an intermediary to transfer signals between or within electronic systems. A simple example of an interface application is a personal computer connected to a printer via the RS-232 serial interface standard. The computer sends information through the connecting cable which is received by the printer, and additional information can be sent back to the computer. Serial interface is used in many market segments including computers, peripherals, data communications, telecommunications, hand-held instrumentation, medical equipment, test equipment and industrial controls.

     In the networking area in particular, serial interface products are of critical importance because diverse equipment and peripherals must be linked together to permit data communications across local or remote locations. Because a multiplicity of communications standards address the diverse requirements of wide area networking, WAN equipment providers must provide compatibility in their equipment with different communications standards. WAN equipment OEMs traditionally addressed this need for systems compatibility through multiple and often redundant board-level approaches, containing analog circuit designs made up of many discrete interface drivers and receivers along with switches, jumpers or relays to steer the appropriate signals to the connector. The Company's solution was to develop the first single-chip multi-protocol interface transceiver circuit. These circuits are programmable and dynamically support signals compliant with up to eight different serial interface standards. The Company's products provide network suppliers with the ability to replace multiple chip and discrete device configurations with a single chip solution, allowing systems designers to reduce space and power requirements in their equipment. The Company's SP300 series of interface transceivers each support two protocols, such as RS-232 and AppleTalk, while the Company's SP500 Series is the industry's first fully integrated transceiver, supporting up to eight of the most popular serial interface standards for WAN interfaces. The Company introduced the SP500 Series of products in 1994 and since that time has secured design wins with many industry leaders in the WAN equipment market. In addition to expanding its line of programmable serial interface products, the Company's future interface product strategy includes developing with industry leaders products involving higher speed interfaces supporting high speed data communications, video communications and telecommunications interface requirements.

     In addition to its SP300 and SP500 families of multi-protocol transceiver products, the Company also offers the SP200 and SP400 series of single protocol serial interface transceiver products, primarily targeted to the personal computer and peripherals and industrial controls markets.

     Electroluminescence Products. The Company has targeted the battery powered/portable products market to leverage its design expertise and the process capability provided by the Company's internal DI wafer fabrication production line. The DI process allows single chip designs to operate efficiently with both very low voltage (1V) and very high voltage (160V) without interference or breakdown between adjacent circuits. The Company's designers, in cooperation with Timex Corporation ("Timex"), developed a proprietary electroluminescent ("EL") driver device, which provides the enabling technology for the Timex Indiglo(TM) Watch. This custom integrated circuit creates a 100V AC signal from a 3V DC battery within the watch to light the backlight material. The Company is exploiting this technology and its design-specific resources to offer low power and high voltage products to a wide variety of market segments, including providing backlighting solutions for pagers, cell-phones and hand-held electronic equipment markets. Pursuant to a license agreement with Timex, the Company pays a royalty to Timex based on sales of the Company's EL products.

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

     Power Management Products. The Company's power management products specialize in the areas of voltage control and measurement, voltage conversion and battery charging. The purpose of these products is to monitor the power supplied to digital circuits such as microprocessors and random access memory ("RAM") in battery operated systems. As the main battery voltage to the system is slowly decreased by usage, a backup battery takes over to keep power to the system long enough so that the microprocessor instructions and RAM are saved and powered down in a safe state. If there is no activity from the microprocessor during a period of time, the microprocessor is reset so that it starts-up at a known state in case of errors during power-up, power-down, and intermittent power losses. Any power glitches or faults that can cause harm to the system or data loss at any time can be minimized by implementing a microprocessor supervisory circuit. Any portable equipment that uses microprocessors, micro controllers, or memory in the system will require some kind of detection circuitry to monitor the power supply and battery output.

     Aerospace and Military Products. The Company's precision high reliability assembled products are sold to commercial customers engaged in various aerospace and military programs. Customers incorporating the

Company's high reliability assembled products for military applications include Texas Instruments Incorporated, Raytheon Company and Lockheed Martin Corp. The Company is not currently designing new products for the military market. The Company expects sales of products for military applications to decline in the future as the Company continues to focus its resources on its target markets in the commercial sector. In 1995, 1996 and 1997, sales of high reliability products for military applications accounted for approximately 20%, 11% and 8%, respectively, of the Company's net sales.

SALES, SUPPORT AND DISTRIBUTION

     The Company sells its products to OEM customers either directly through its direct sales force or with the assistance of a network of independent sales representatives, or indirectly through independent distributors. The Company is seeking to broaden its customer base by increasing sales through its distributor network. In 1997, the Company added additional national distributors and increased domestic and international distributor sales to approximately 48.0% of net sales in 1997 from approximately 42.0% in 1996 and 39.6% in 1995.

     The Company's direct sales force consists of sales managers and field application engineers who provide technical and applications support to customers, independent sales representatives and distributors. The sales staff and field application engineers are located at the Company's Billerica, Massachusetts headquarters and in field sales offices in Munich, Paris, Tokyo, the United Kingdom and California. The Company's sales staff and field application engineers also manage, train and support the Company's network of distributors and representatives.

     In North America, the Company sells its products through 20 independent sales representative organizations having a total of 35 offices, and 5 distributors having a total of 157 sales locations. These independent entities are selected for their ability to provide effective field sales, marketing communications and technical support to the Company's customers. The Company has entered into Representative or Distributor Agreements with each of its independent distributors and sales representatives. These agreements typically provide for the independent distributor to act as a non-exclusive distributor for one or more products within a specific territory and also permits sales representatives to act as an exclusive or a non-exclusive sales representative in appropriate circumstances. The Company maintains a separate price list for products sold to distributors, which typically reflects discounts from the prices charged to customers in direct sales transactions. Sales representatives directly solicit orders for the Company's products, which the Company fills directly with the customer, generating a commission from the Company to the sales representative. On a semi-annual basis, distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 10% of their total purchases during the most recent six-month period.

     Outside North America, the Company sells its products through 39 distributors having a total of 148 sales locations. International sales in 1995, 1996 and 1997 were approximately $10.6 million, $12.1 million and $19.6 million, respectively, representing 35.4%, 32.5%, and 38.2% of net sales, respectively. The Company is seeking to appoint additional distributors internationally to further expand its geographical markets. In connection with its international sales, the Company is subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, the Company has not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. The Company currently does not have a policy relating to hedging.

BACKLOG

     At December 31, 1997, the Company's product backlog was approximately $24.8 million, compared to $24.0 million at December 31, 1996. The Company generally includes in backlog all orders scheduled for delivery within one year. However, the Company's business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. The Company generally permits orders to be canceled or rescheduled without significant penalty to the customers. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenues.

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

     In 1995, 1996 and 1997, the Company spent approximately $4.4 million, $4.7 million and $5.4 million, respectively, on research and development, representing 14.7%, 12.7% and 10.6%, respectively, of net sales for such periods. The Company expects that expenditures in support of research and development activity will continue to increase in absolute dollars in the near future.

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

     Currently, the Company's major development programs include expanding its proprietary product offerings of electroluminescent drivers and programmable dual and multi-mode transceivers, analog-to-digital converters, digital-to-analog converters, power management, and other application-specific products.

MANUFACTURING

     The Company manufactures semiconductor wafers for its dielectric isolation complementary bipolar products in its own facility to optimize the performance of these products and maintain a high degree of manufacturing control. The Company's manufacturing facilities in Milpitas, California include a four-inch wafer fabrication facility and a clean room. The Company's facilities have been certified as ISO-9001 compliant. In March 1998, the Company entered into an Operating Lease Agreement for the construction and lease of a 60,000 square foot facility in Milpitas, California which is expected to be completed in the first quarter of 1999. This facility will provide expanded capacity for the manufacture of wafers.

     The Company broadens its manufacturing capabilities by using third-party foundries to produce junction isolation BiCMOS processed wafers and CMOS processed wafers. The use of third-party foundries enables the Company to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. The Company uses three different third-party foundries to supply fully processed semiconductor wafers for its junction isolation BiCMOS and CMOS products, all of which foundries have been certified as IS0-9001 compliant. Sales of these products collectively represented approximately 38.9% of the Company's net sales in 1995, approximately 41.2% in 1996 and approximately 38.7% in 1997, and are expected to remain a significant percentage of net sales in the future. The Company believes it has good long-term relationships with its third-party foundry suppliers and such relationships are stable. The Company has qualified or is in the process of qualifying second-source foundries for each of its current third-party foundries in order to continue to be able to support its customers' product needs and to reduce the Company's dependence on any single foundry. However, any sudden demand for increased amounts of semiconductor devices or elimination of existing sources of fully processed semiconductor wafers could result in material delays in the shipment of the Company's products.

     The Company tests integrated circuits or "die" on the wafers produced by the Company and its foundries for compliance with performance specifications before assembly. Following assembly, the packaged units are returned to the Company for 100 percent final testing and inspection prior to shipment to customers.

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

PATENTS AND INTELLECTUAL PROPERTY

     The Company seeks to protect its proprietary technology through patents and trade secret protection. Currently, the Company holds six United States patents expiring on various dates between the years 1999 and 2015 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While the Company intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, the Company also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that the Company's patents or applicable trade secret laws will provide adequate protection for the Company's technology against competitors who may develop or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although the Company is not aware of any pending or threatened patent litigation except as disclosed below, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or technologies and the Company has been subject to such claims in the past. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on reasonable commercial terms, or at all, with respect to disputed third-party technology. In the event of a successful claim against the Company and the Company's failure to obtain a license or to develop or license a substitute technology at a reasonable cost, the Company's business, financial condition and results of operations would be materially and adversely affected.

     In January 1998, the Company received notice of patent infringement from the Lemelson Medical, Education and Research Foundation Limited Partnership (the "Lemelson Foundation") alleging that the Company's activities violate certain patents issued to the late Jerome H. Lemelson. The Lemelson Foundation has offered to license the patents at issue. The Company is investigating the claims made, and has requested further information from the Lemelson Foundation. At present, the Company has not yet been able to determine whether it is infringing any valid patents of the Lemelson Foundation.

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

EMPLOYEES

     At December 31, 1997, the Company had 277 full-time employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  FACILITIES:

     The Company leases approximately 47,600 square feet located in Billerica, Massachusetts for manufacturing, research and development, and administration. In addition, the Company leases approximately 30,500 square feet in Milpitas, California and approximately 12,500 square feet in San Jose, California for manufacture of its DI products. The Company also leases approximately 2,200 square feet for each of its sales offices in Munich, Paris, Tokyo and the United Kingdom. The Company is currently planning a 17,000 square foot expansion of its Billerica facility and in March 1998, the Company entered into an Operating Lease Agreement for the construction and lease of a 60,000 square foot facility in Milpitas, California.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company is not a party to any material legal proceedings. See also Item 1 "Business -- Patents and Intellectual Property".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS

     Mr. Donegan joined the Company in April 1985 as Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Donegan currently serves as a Director Of Genesis Microchip, Inc., a manufacturer of video semiconductors. Before joining the Company, Mr. Donegan held the position of Group Vice President of the Electronic Components Group at Midland Ross Corporation. Prior to Midland Ross Corporation, Mr. Donegan was Vice President and General Manager at Cameron & Barkley and Company. Prior to working at Cameron & Barkley and Company, Mr. Donegan spent ten years with the General Electric Company in various manufacturing positions.

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

     Mr. Dhuyvetter joined the Company in January 1987. In 1994, he was appointed Vice President, Application Specific Products and in 1997 he was appointed Senior Vice President, Low Power Analog Products. He joined the Company after serving in various engineering positions at Phillips Corporation. While at Phillips, Mr. Dhuyvetter was awarded three patents in the field of communications signal processing.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been listed for quotation on the Nasdaq National Market under the symbol SIPX since the Company's initial public offering of Common Stock on April 2, 1996. The table below sets forth the high and low sale price of the Company's Common Stock on the Nasdaq National Market for each of the fiscal quarters of the years ended December 31, 1997 and 1996. On August 18, 1997, the Company effected a two for one stock split. All share and per share amounts affected by this split contained in this table have been retroactively adjusted for all periods presented.

                                                                   FISCAL QUARTER
                                                           -------------------------------
                                                           FIRST   SECOND   THIRD   FOURTH
                                                           -----   ------   -----   ------
1997
  High...................................................  18 5/8  18 1/2   34 1/2   37
  Low....................................................  13 7/8  11       17 3/8   23 1/2

1996
  High...................................................      --  10 3/4   12 1/8   17 5/8
  Low....................................................      --   5 3/8    6 3/4   10 1/8

     On December 31, 1997, there were approximately 63 shareholders of record. The Company believes that the number of beneficial holders of Common Stock exceeds 1,200. The last reported sale price of the Common Stock on March 10, 1998 was $35.125 per share. The Company has never declared or paid a cash dividend on its capital stock. The Company currently intends to retain all of its earnings to finance future growth and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:

     The selected financial data set forth below has been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                              1993         1994         1995         1996         1997
                                             -------      -------      -------      -------      -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA*:
Net sales..................................  $27,533      $22,823      $29,979      $37,311      $51,210
Gross profit...............................    5,148        4,592       10,900       15,873       24,540
Income (loss) from operations..............   (3,340)      (4,340)        (971)       4,484       10,829
Income (loss) before taxes.................   (3,709)      (4,802)      (1,775)       4,431       12,270
Net income (loss)..........................   (3,721)      (4,709)      (1,803)       4,277       13,245
Net income (loss) per common share --
  basic....................................  $ (0.40)     $ (0.50)     $ (0.19)     $  0.32      $  0.76
Net income (loss) per common share --
  assuming dilution........................  $ (0.40)     $ (0.50)     $ (0.19)     $  0.29      $  0.71
Weighted average common shares outstanding
  -- basic.................................    9,362        9,362        9,366       13,284       17,427
Weighted average common shares outstanding
  -- assuming dilution.....................    9,515        9,515        9,519       14,700       18,581

                                                                    DECEMBER 31,
                                             -----------------------------------------------------------
                                              1993         1994         1995         1996         1997
                                             -------      -------      -------      -------      -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital............................  $ 7,115      $ 5,942      $ 7,307      $49,920      $59,403
Total assets...............................   14,590       13,360       15,870       57,649      $72,982
Long-term debt.............................    6,761        9,613       11,930           43            8
Total shareholders' equity (deficit).......    4,726          (67)      (1,884)      53,409       67,868

* All share data reflects 2 for 1 stock split effected through a 100% dividend on August 18, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the consolidated financial statements of SIPEX Corporation.

OVERVIEW

     SIPEX Corporation (the "Company") designs, manufactures and markets high performance and high value added analog integrated circuits using standard BiCmos and dielectrically isolated BiCmos technologies. Analog integrated circuits address a wide range of real-world signal processing applications associated with such naturally occurring physical phenomena as temperature, pressure, weight, position, light and sound. These circuits play a fundamental and important role in coupling the real world to the digital computer and vice versa. The Company's products include single, dual and multi-protocol interface circuits, data converters, electroluminescent driver circuits, low power and high voltage application specific circuits and power management products.

     For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              1995    1996    1997
                                                              ----    ----    ----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of sales...............................................   63.6    57.5    52.1
                                                              -----   -----   -----
Gross profit................................................   36.4    42.5    47.9
  Operating expenses:
     Research and development...............................   14.7    12.7    10.6
     Marketing and selling..................................   14.2    12.1    10.2
     General and administrative.............................    6.3     5.7     6.0
     Write-off of intangible assets.........................    4.4      --      --
                                                              -----   -----   -----
Total operating expenses....................................   39.6    30.5    26.8
                                                              -----   -----   -----
Income (loss) from operations...............................   (3.2)   12.0    21.1
Other income/(expense), net.................................   (2.7)   (0.1)    2.8
                                                              -----   -----   -----
Income (loss) before income taxes...........................   (5.9)   11.9    23.9
                                                              =====   =====   =====

Fiscal Year Ended December 31, 1997 compared to Fiscal Year Ended December 31, 1996

     Net Sales. The Company derives its revenues principally from product sales. Net sales increased 37.3% to $51.2 million for the year ended December 31, 1997 compared to $37.3 million for the year ended December 31, 1996. The increase in net sales was primarily due to higher unit sales resulting from increased market acceptance of the Company's proprietary networking, electroluminescence and application specific products. Domestic sales increased by 25.7% and international sales increased by 61.3% in 1997 as compared to the same period in 1996.

     Gross Profit. The Company's cost of sales consists primarily of costs associated with the manufacture and delivery of the Company's products from its production facilities, as well as the Company's sub-contract wafer fabrication and assembly contractors. Gross profit as a percentage of net sales, or gross margin, increased to 47.9% in 1997 as compared to 42.5% in 1996. The improvements in 1997 over 1996 were primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary and application specific products.

     Research and Development. Research and development expenses consist primarily of salaries and benefits of employees involved in product development and fees for product development services provided by consultants. The Company expended 10.6% of net sales in 1997 for the development and introduction of new products as compared to 12.7% in 1996. In absolute dollars, research and development increased 15.3% to $5.4 million in 1997 over the $4.7 million incurred in 1996. The increased spending was due to salary and other expenses related to the hiring of additional engineering personnel, outside consulting fees and mask set expenses relating to new product development. The Company expects research and development expenses to continue to increase in absolute terms in the near future.

     Marketing and Selling. Marketing and selling expenses consist principally of salaries, commissions, travel expenses of direct sales and marketing personnel and costs associated with marketing and advertising programs. Marketing and selling expenses decreased as a percentage of net sales to 10.2% or $5.2 million in 1997 from 12.1% or $4.6 million in 1996, but increased 14.6% in absolute dollars in 1997 over the same period in 1996. The increase in 1997 was due primarily to higher costs associated with marketing and advertising of new products and increased commissions.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for administration, finance, human resource and general management, including legal and auditing expenses.

General and administrative expenses increased to 6.0% of net sales in 1997 from 5.7% in 1996. In absolute dollars, general and administrative expenses increased to $3.0 million in fiscal 1997 from $2.1 million in 1996. The increase in 1997 was due primarily to increased professional related expenses and travel.

     Other Income, Net. Other income, net consists primarily of interest earned on investments, net of any interest expense incurred. Other income (expense), net increased to $1,400,000 of income in 1997 from ($53,000) of expense in 1996 primarily as a result of interest income earned on proceeds of the Company's two public offerings as well as interest earned on increased cash flow from operations in 1997.

     Income Taxes. The Company recorded an income tax benefit of ($975,000) for 1997 and income tax expense of $154,000 for 1996, resulting in an effective income tax benefit of (7.9%) in 1997 compared to an effective tax rate of 3.5% in 1996. These effective rates differed from the statutory rates due to the Company's utilization of its net operating loss carryforwards which were previously reserved and additionally in 1997 to the reduction of a portion of the valuation allowance for future tax benefits expected to be realized in the future. See also Notes To the Consolidated Financial Statements.

Fiscal Year Ended December 31, 1996 compared to Fiscal Year End December 31,
1995

     Net Sales. Net sales increased 24.5% to $37.3 million in 1996 from $30.0 million in 1995. The increase in net sales was principally due to the growing acceptance of the Company's proprietary interface and low power commercial products. The increase in net sales was primarily due to higher unit sales resulting from increased market acceptance of the Company's proprietary and application specific products. Domestic and international sales increased 30% and 14.3%, respectively, in 1996 as compared to the same period in 1995.

     Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 42.5% in 1996 from 36.4% in 1995. The improvements in 1996 over 1995 were primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary and application specific products.

     Research and Development. Research and development expenses increased 7.4% to $4.7 million in 1996 from $4.4 million in 1995 and decreased as a percentage of net sales to 12.7% in 1996 from 14.7% in 1995. The increased spending was due to salary and other expenses related to hiring of additional engineering personnel, outside consulting fees and mask set expenses relating to new product development.

     Marketing and Selling. Marketing and selling expenses increased 7.2% to $4.6 million in 1996 from $4.2 million in 1995, but decreased as a percentage of net sales to 12.1% in 1996 from 14.2% in 1995. The increase in 1996 was primarily due to higher costs associated with marketing and advertising of new products and increased commissions.

     General and Administrative. General and administrative expenses increased 10.8% to $2.1 million in 1996 and decreased as a percentage of net sales to 5.7% in 1996 from 6.3% in 1995. The increase in 1996 was due primarily to increased travel and professional related expenses.

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

     Other Expense, Net. These expenses decreased to $53,000 in 1996 from $805,000 in 1995. The decrease in 1996 was primarily due to the repayment of the revolving line of credit and subordinated notes to affiliates and interest income earned on the Company's two public offering proceeds which offset interest expense.

LIQUIDITY AND CAPITAL RESOURCES

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

     At December 31, 1997, the Company had working capital of $59.4 million and available funds of $40.0 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. Up to $35,000,000 of this amount was pledged in March 1998 as security for a lease which the Company entered into for the construction and lease of a new facility in Milpitas, California. Net cash generated in operating activities was $8.2 million, ($60,000) and ($893,000) in 1997, 1996 and 1995, respectively. Net cash provided by operating activities in 1997 consisted primarily of $13.2 million of net income partially offset by a $4.3 million increase in accounts receivable and a $2.4 million increase in inventories.

     In 1996 and 1995, the use of cash supported research and development costs associated with its commercial products and sales and marketing expenses. Net cash used in 1996 was due primarily to a $4.2 million increase in inventory and a $1.3 million decrease in accounts payable offset by $4.3 million of net income and a $500,000 reduction in accounts receivable. In 1995, cash used was due to a $1.8 million net loss, a $1.2 million increase in accounts receivable and a $2.0 million increase in inventory partially offset by $2.3 million in depreciation and amortization and a $1.7 million increase in liabilities.

     Net cash used in investing activities for property, plant and equipment were $6.5 million, $1.9 million and $1.2 million in 1997, 1996 and 1995, respectively. The growth in 1997 investment related to the expansion of wafer manufacturing in San Jose, California and equipment upgrades in all facilities.

     Net cash provided by financing activity was $802,000, $39.1 million and $2.2 million in 1997, 1996 and 1995, respectively. In 1997, $982,000 was provided by the issuance of common stock on the exercise of options pursuant to the Company's stock plans offset partially by the repayments of approximately $180,000 of capital lease obligations. In 1996, $51.0 million was provided by the issuance of common stock in two public offerings offset partially by the repayments of approximately $12.0 million of long-term debt. In 1995, cash provided by financing activities was primarily the result of proceeds from long-term debt and the issuance of subordinated debts to affiliates.

     At December 31, 1997, the Company had U.S. net operating loss carryforwards of approximately $32,923,000, which are available to offset future Federal taxable income. These losses expire during the years 2002 through 2010. In addition, the Company had Massachusetts and California net operating loss carryforwards of approximately $5,571,000 and $2,165,000, respectively, which are available to offset future Massachusetts and California taxable income. These state losses expire in the years 1999 through 2000. The tax benefit of utilization of approximately $9,000,000 of these net operating loss carryforwards will result in an increase in additional paid-in capital when realized. As of December 31, 1997, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7,400,000 as a result of an ownership change which occurred on September 30, 1996.

     The Company anticipates that the available funds and cash provided from operations will be sufficient to meet cash and working capital requirements through at least the end of 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending

December 31, 1998, is not expected to have a material impact on the consolidated financial statements of the Company.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's consolidated financial statements and footnote disclosures.

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

INTERNATIONAL SALES

     The Company derives a significant portion of its net sales from international sales, including Asia, which are subject to certain risks, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences. There can be no assurance that recent economic troubles in certain Asian countries will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

YEAR 2000 ISSUE

     The Company has recently commenced a Year 2000 date conversion project to assess the possible impact of Year 2000 issues on its business. The Company is looking at (a) its internal information and operating systems, (b) possible effects on the Company of third parties' failure to fix their own Year 2000 Issues, and (c) whether any material contingencies may exist related to products sold by the Company. The Company expects that these assessments will enable it to develop plans for any required changes, testing and implementation; to make estimates of likely time involved, and costs of any required changes; and to determine whether Year 2000 issues are likely to have a material impact on future financial results or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The Company's Consolidated Financial Statements and related Independent Auditors' Report are presented in the following pages.

     Independent Auditors' Report

     Consolidated Financial Statements:

        Consolidated Balance Sheets at December 31, 1996 and 1997

        Consolidated Statements of Operations for the year ended December 31, 1995, 1996 and 1997

        Consolidated Statements of Shareholders' Equity (Deficit) for the year ended December 31, 1995, 1996 and 1997

        Consolidated Statements of Cash Flows for the year ended December 31, 1995, 1996 and 1997

        Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1998, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997, in the table under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1998, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997, under the caption "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1998, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997, in the tables under the captions "Principal Shareholders" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1998, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997, under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements. The following consolidated financial statements of the Company and Independent Auditors' Report are incorporated in
Item 8 of this report.

     Independent Auditors' Report

     Consolidated Balance Sheets at December 31, 1996 and 1997

     Consolidated Statements of Operations for the Year Ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Shareholders' Equity (Deficit) for the Year Ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Cash Flows for the Year Ended December 31, 1995, 1996 and 1997

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

     3(b). Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIPEX CORPORATION

                                            By:    /s/ JAMES E. DONEGAN
                                              ----------------------------------
                                              James E. Donegan
                                              Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer, President and Clerk

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

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

               /s/ JAMES E. DONEGAN                  Chairman of the Board of
---------------------------------------------------  Directors, Chief Executive
                   James E. Donegan                  Officer, President (principal
                                                     executive officer) and Clerk       March 23, 1998

               /s/ FRANK R. DIPIETRO                 Executive Vice President, Chief
---------------------------------------------------  Financial Officer and Treasurer
                   Frank R. DiPietro                 (principal financial officer and
                                                     accounting officer)                March 23, 1998

                 /s/ DANIEL DEROUX                   Director
---------------------------------------------------
                     Daniel Deroux                                                      March 23, 1998

                 /s/ MANFRED LOEB                    Director
---------------------------------------------------
                     Manfred Loeb                                                       March 23, 1998

                /s/ LIONEL H. OLMER                  Director
---------------------------------------------------
                    Lionel H. Olmer                                                     March 23, 1998

                /s/ JOHN L. SPRAGUE                  Director
---------------------------------------------------
                    John L. Sprague                                                     March 23, 1998

            /s/ DR. STEWARD S. FLASCHEN              Director
---------------------------------------------------
                Dr. Steward S. Flaschen                                                 March 23, 1998

               /s/ DR. WILLY SANSEN                  Director
---------------------------------------------------
                   Dr. Willy Sansen                                                     March 23, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
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

  10.9 Lease Agreement, as amended, dated June 12, 1986, between the Company and Greenback Associates (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File
          No. 333-1328, and incorporated herein by reference).

 10.10    Employment Agreement, dated January 1, 1988, between the
          Company and James E. Donegan (filed as Exhibit 10.10 to the
          Company's Registration Statement on Form S-1, File No.
          333-1328, and incorporated herein by reference).

 10.11    Employment Agreement, dated January 1, 1988, between the
          Company and Frank R. DiPietro (filed as Exhibit 10.11 to the
          Company's Registration Statement on Form S-1, File No.
          333-1328, and incorporated herein by reference).

 10.12    Employment Agreement, dated January 1, 1996, between the
          Company and Raymond W.B. Chow (filed as Exhibit 10.12 to the
          Company's Registration Statement on Form S-1, File No.
          333-1328, and incorporated herein by reference).

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
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

 10.16    1997 Incentive Stock Option Plan (filed as Appendix A to the
          Company's definitive Proxy Statement for the Special Meeting
          In Lieu Of Annual Meeting Of Shareholders held May 30,
          1997).

 10.17    Promissory Note dated July 31, 1997 by and between the
          Company and Timothy J. Dhuyvetter (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).

 10.18 Pledge and Security Agreement dated July 31, 1997 by and between the Company and Timothy J. Dhuyvetter (filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).

10.19*    License Agreement between Timex Corporation and SIPEX
          Corporation dated July 1, 1997.

  11.1    Computation of earnings per share.

  21.1    Subsidiaries of the Company (filed as Exhibit 21.1 to the
          Company's Registration Statement on Form S-1, File No.
          333-1328, and incorporated herein by reference).

  23.1    Consent of KPMG Peat Marwick LLP, independent accountants.

  27.1    Financial Data Schedule.

---------------

* Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                               SIPEX CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 1996 and 1997...  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................  F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1995, 1996, and 1997.....  F-5
Consolidated Statements of Cash Flows for the year ended
  December 31, 1995, 1996 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board Of Directors and Shareholders
SIPEX Corporation

     We have audited the accompanying consolidated balance sheets of SIPEX Corporation (the Company) as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIPEX Corporation as of December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Boston, Massachusetts
February 13, 1998

                               SIPEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996            1997
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 15,114,538    $ 23,886,793
  Short-term investment securities..........................    22,358,992      16,098,556
  Accounts receivable, less allowances of $255,000 and
     $596,000 at December 31, 1996 and 1997, respectively...     4,810,162       8,693,271
  Inventories...............................................    11,624,830      13,988,374
  Deferred income taxes.....................................            --       1,342,999
  Prepaid expenses..........................................       208,296         499,008
                                                              ------------    ------------
     Total current assets...................................    54,116,818      64,509,001
Property, plant, and equipment, net.........................     3,312,552       8,345,348
Other assets................................................       219,524         127,405
                                                              ------------    ------------
          Total assets......................................  $ 57,648,894    $ 72,981,754
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    189,720    $     45,118
  Accounts payable..........................................     2,570,888       2,771,244
  Accrued expenses..........................................     1,436,372       2,289,877
                                                              ------------    ------------
     Total current liabilities..............................     4,196,980       5,106,239
Long-term debt..............................................        42,940           7,904
                                                              ------------    ------------
          Total liabilities.................................     4,239,920       5,114,143
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized and no shares issued or outstanding at
     December 31, 1996 and 1997.............................            --              --
  Common stock, $.01 par value, 40,000,000 shares authorized and 17,068,398 and 17,711,422 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................        85,342         177,114
  Additional paid-in capital................................    96,471,596      97,586,345
  Accumulated deficit.......................................   (43,304,185)    (30,058,981)
  Cumulative translation adjustment.........................       156,221         163,133
                                                              ------------    ------------
     Total shareholders' equity.............................    53,408,974      67,867,611
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $ 57,648,894    $ 72,981,754
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                               SIPEX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1995          1996          1997
                                                        -----------   -----------   -----------
Net sales.............................................  $29,978,525   $37,310,910   $51,209,737
Cost of sales.........................................   19,078,986    21,437,878    26,670,273
                                                        -----------   -----------   -----------
          Gross profit................................   10,899,539    15,873,032    24,539,464
Operating expenses:
  Research and development............................    4,399,490     4,724,652     5,448,183
  Marketing and selling...............................    4,244,872     4,551,842     5,215,424
  General and administrative..........................    1,905,849     2,112,290     3,047,118
  Write-off of intangible assets......................    1,319,970            --            --
                                                        -----------   -----------   -----------
          Total operating expenses....................   11,870,181    11,388,784    13,710,725
                                                        -----------   -----------   -----------
Income (loss) from operations.........................     (970,642)    4,484,248    10,828,739
Other income (expense):
  Interest income (expense), net......................     (909,894)      144,430     2,012,222
  Other, net..........................................      105,144      (197,390)     (570,757)
                                                        -----------   -----------   -----------
                                                           (804,750)      (52,960)    1,441,465
                                                        -----------   -----------   -----------
Income (loss) before income taxes.....................   (1,775,392)    4,431,288    12,270,204
Income tax expense (benefit)..........................       27,287       154,169      (975,000)
                                                        -----------   -----------   -----------
Net Income(loss)......................................  $(1,802,679)  $ 4,277,119   $13,245,204
                                                        ===========   ===========   ===========
Net income (loss) per common share -- basic...........  $     (0.19)  $      0.32   $      0.76
                                                        ===========   ===========   ===========
Net Income (loss) per common share -- assuming
  dilution............................................  $     (0.19)  $      0.29   $      0.71
                                                        ===========   ===========   ===========
Weighted average common shares outstanding -- basic...    9,366,492    13,284,026    17,427,068
                                                        ===========   ===========   ===========
Weighted average common shares -- assuming dilution...    9,519,454    14,699,912    18,581,062
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                               SIPEX CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                       COMMON STOCK                                                       TOTAL
                                   ---------------------   ADDITIONAL                   CUMULATIVE    SHAREHOLDERS'
                                   NUMBER OF    $.01 PAR     PAID-IN     ACCUMULATED    TRANSLATION      EQUITY
                                     SHARES      VALUE       CAPITAL       DEFICIT      ADJUSTMENT      (DEFICIT)
                                   ----------   --------   -----------   ------------   -----------   -------------
Balance at December 31, 1994.....   4,681,186   $ 46,812   $45,466,202   $(45,778,625)   $198,223      $   (67,388)
Acquisition of treasury stock....      (3,378)       (34)       (1,316)                                     (1,350)
Issuance of common stock under
  option plans...................       7,498         75         2,772                                       2,847
Net loss.........................                                          (1,802,679)                  (1,802,679)
Currency translation
  adjustment.....................                                                         (15,401)         (15,401)
                                   ----------   --------   -----------   ------------    --------      -----------
Balance at December 31, 1995.....   4,685,306     46,853    45,467,658    (47,581,304)    182,822       (1,883,971)
                                   ==========   ========   ===========   ============    ========      ===========
Issuance of common stock under
  option plans...................     238,178      2,382        92,893                                      95,275
Issuance of common stock through
  public offerings...............   3,610,715     36,107    50,911,045                                  50,947,152
Net income.......................                                           4,277,119                    4,277,119
Currency translation
  adjustments....................                                                         (26,601)         (26,601)
                                   ----------   --------   -----------   ------------    --------      -----------
Balance at December 31, 1996.....   8,534,199   $ 85,342   $96,471,596   $(43,304,185)   $156,221      $53,408,974
                                   ==========   ========   ===========   ============    ========      ===========
Issuance of common stock under
  option plans...................     407,307      4,073     1,202,448                                   1,206,521
2:1 split effected through a 100%
  stock dividend.................   8,769,916     87,699       (87,699)                                          0
Net income.......................                                          13,245,204                   13,245,204
Currency translation
  adjustment.....................                                                           6,912            6,912
                                   ----------   --------   -----------   ------------    --------      -----------
Balance at December 31, 1997.....  17,711,422   $177,114   $97,586,345   $(30,058,981)   $163,133      $67,867,611
                                   ==========   ========   ===========   ============    ========      ===========

          See accompanying notes to consolidated financial statements.

                               SIPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------   ------------   ------------
Operating activities:
  Net income (loss).................................  $(1,802,679)  $  4,277,119   $ 13,245,204
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating
     activities:
     Allowance for receivables......................      166,000          8,326        283,279
     Depreciation and amortization..................    2,297,550        985,990      1,467,706
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable...   (1,248,355)       499,383     (4,271,068)
       (Increase) decrease in inventories...........   (1,951,792)    (4,240,764)    (2,370,709)
       Increase in prepaid expenses.................      (74,598)       (66,308)      (210,289)
       Increase in deferred taxes...................           --             --     (1,342,999)
       Decrease in other assets.....................        3,818         57,290         43,225
       Increase (decrease) in accounts payable......    1,274,176     (1,330,303)       242,500
       Increase (decrease) in accrued expenses......      442,646       (250,975)     1,131,936
                                                      -----------   ------------   ------------
     Net cash (used in) provided by operating
       activities...................................  $  (893,234)  $    (60,242)  $  8,218,785
                                                      -----------   ------------   ------------
Investing activities:
  Proceeds from maturity of investment securities...           --      2,962,754     76,500,000
  Purchase of investment securities.................           --    (25,321,746)   (70,239,564)
  Purchase of property, plant, and equipment........   (1,213,760)    (1,852,166)    (6,505,140)
                                                      -----------   ------------   ------------
     Net cash used in investing activities..........   (1,213,760)   (24,211,158)      (244,704)
                                                      -----------   ------------   ------------
Financing activities:
  Proceeds from issuance of common stock, net.......        1,497     51,042,427        982,010
  Proceeds from (payments of) long-term debt........      786,819    (11,709,710)            --
  Payment of capital lease and other debt
     obligations....................................     (105,074)      (197,431)      (179,638)
  Proceeds from issuance of subordinated debt.......    1,509,710             --             --
                                                      -----------   ------------   ------------
     Net cash provided by financing activities......    2,192,952     39,135,286        802,372
                                                      -----------   ------------   ------------
Effect of foreign currency exchange rate changes on
  cash and cash equivalents.........................       (4,392)        (6,697)        (4,199)
                                                      -----------   ------------   ------------
Increase in cash and cash equivalents...............       81,566     14,857,189      8,772,255
Cash and cash equivalents at beginning of period....      175,783        257,349     15,114,538
                                                      -----------   ------------   ------------
Cash and cash equivalents at end of period..........  $   257,349   $ 15,114,538   $ 23,886,793
                                                      ===========   ============   ============
Supplemental cash flow disclosure:
  Cash paid during the period for:
     Income taxes...................................  $    11,755   $     78,169   $     36,800
     Interest.......................................  $   817,697   $    427,735   $     11,535
                                                      ===========   ============   ============
Supplemental disclosure of non-cash investing
  activities:
  Acquisition of assets under capital lease
     obligations....................................  $   252,080   $     12,463   $     27,508
                                                      ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                               SIPEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1996, AND 1997

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     SIPEX Corporation (the "Company") designs, manufacturers and markets high performance and high value added standard analog integrated circuits and application specific circuits. Applications for the Company's products include telecommunications, personal computers and peripherals, battery powered handheld devices, cellular telephones, test equipment, factory automation, networking, process controls and satellites. The Company operates in the analog segment of the semiconductor industry.

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

REVENUE RECOGNITION

     Revenue from product sales is recognized at the time of shipment. Revenue from engineering service contracts is recorded as performance or other contractually specified milestones are attained. Additionally, the Company accrues for estimated sales returns upon shipment.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. Short-term investments consist of U.S. Government securities and municipal bond obligations. The Company's investments in debt securities were classified as available-for-sale which means that although the Company principally holds securities until maturity, they may be sold under certain circumstances.

CONCENTRATION OF CREDIT RISK

     Financial instruments of the Company consist of cash, short-term securities, accounts receivable, accounts payable and capitalized leases. The carrying amounts of these financial instruments approximate their fair value.

INVENTORIES

     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

                               SIPEX CORPORATION

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their useful lives as follows:

                                                              USEFUL LIVES
                                                              ------------
Machinery and Equipment.....................................  2-10 years
Furniture, fixtures and office equipment....................  5-10 years
Building and leasehold improvements.........................  Lease term

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

NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Income per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Dilutive potential common shares outstanding at December 31, 1995, 1996 and 1997 were approximately 159,000, 1,600,000 and 1,700,000, respectively.

2.  INVENTORIES

     Inventories were as follows:

                                                   1996           1997
                                                -----------    -----------
Raw materials.................................  $ 5,142,409    $ 6,424,191
Work-in-process...............................    3,626,720      4,236,586
Finished goods................................    2,855,701      3,327,597
                                                -----------    -----------
                                                $11,624,830    $13,988,374
                                                ===========    ===========

                               SIPEX CORPORATION

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment were as follows:

                                                   1996           1997
                                                -----------    -----------
Machinery and equipment.......................  $24,465,817    $29,470,964
Furniture, fixtures and office equipment......    1,324,588      2,351,873
Leasehold improvements........................    2,020,794      2,274,898
                                                -----------    -----------
                                                $27,811,199    $34,097,735
Less accumulated depreciation and
  amortization................................   24,498,647     25,752,387
                                                -----------    -----------
                                                $ 3,312,552    $ 8,345,348
                                                ===========    ===========

4.  ACCRUED EXPENSES

     Accrued expenses were as follows:

                                                   1996           1997
                                                -----------    -----------
Accrued compensation and benefits.............  $   687,485    $ 1,138,680
Accrued commissions...........................      390,220        335,049
Accrued royalties.............................      234,125        419,000
Accrued taxes.................................           --        160,000
Other.........................................      124,542        237,148
                                                -----------    -----------
                                                $ 1,436,372    $ 2,289,877
                                                ===========    ===========

5.  LONG-TERM DEBT

     The Company's long-term debt is summarized as follows:

                                                   1996           1997
                                                -----------    -----------
Capital lease obligations.....................  $   224,965    $    53,022
Other.........................................        7,695             --
                                                -----------    -----------
                                                $   232,660    $    53,022
Less current portion..........................      189,720         45,118
                                                -----------    -----------
                                                $    42,940    $     7,904
                                                ===========    ===========

     Equipment held under capital leases were as follows:

                                                   1996           1997
                                                -----------    -----------
Cost..........................................  $   743,335    $   770,843
Less:  Accumulated depreciation...............      451,486        646,723
                                                -----------    -----------
                                                $   291,849    $   124,120
                                                ===========    ===========

                               SIPEX CORPORATION

     The following is a schedule of principal payments on capital lease obligations:


YEAR ENDING
DECEMBER 31,
------------
     1998...................................................  $ 49,165
     1999...................................................     9,772
     2000...................................................        --
                                                              --------
                                                              $ 58,937
                                                              ========

6.  INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 was allocated as follows:

                                                    1995       1996         1997
                                                  --------   ---------   -----------
Income from continuing operations...............  $ 27,287   $ 154,169   $  (975,000)
Shareholders' equity for compensation expense
  for tax purposes in excess of amounts
  recognized for financial statement purposes...        --          --      (226,000)
                                                  --------   ---------   -----------
                                                  $ 27,287   $ 154,169   $(1,201,000)
                                                  ========   =========   ===========

     Total federal, state and foreign income tax expense (benefit), consists of the following:

                                   1995                               1996                             1997
                       ----------------------------   ------------------------------------   -------------------------
                       DEFERRED   CURRENT    TOTAL    DEFERRED     CURRENT        TOTAL       DEFERRED       CURRENT
                       --------   -------   -------   --------   -----------   -----------   -----------   -----------
Federal..............  $     --   $   --    $    --   $     --   $ 1,762,027   $ 1,762,027   $(1,342,999)  $ 4,145,342
Loss carryforward....        --                  --         --   $(1,618,158)  $(1,618,158)           --    (3,887,363)
State................        --   (3,365)    (3,365)        --       463,411       463,411            --       932,013
Loss carryforward....        --                  --         --      (453,111)     (453,111)           --      (838,993)
Foreign..............        --   30,652     30,652         --            --            --            --            --
                       --------   -------   -------   --------   -----------   -----------   -----------   -----------
                       $     --   $27,287   $27,287   $     --   $   154,169   $   154,169   $(1,342,999)  $   350,999
                       ========   =======   =======   ========   ===========   ===========   ===========   ===========

                          1997
                       -----------
                          TOTAL
                       -----------
Federal..............  $ 2,819,343
Loss carryforward....   (3,887,363)
State................      932,013
Loss carryforward....     (838,993)
Foreign..............           --
                       -----------
                       $  (975,000)
                       ===========

     The actual tax expense (benefit) differs from the "expected" tax expense as follows:

                                                             1995         1996          1997
                                                           ---------   -----------   -----------
Computed "expected" tax expense (benefit)................  $(603,633)  $ 1,506,638   $ 4,294,571
State income tax, net of federal income tax benefit and
  utilization of loss carryforward.......................     (2,221)        6,798        60,463
Alternative minimum tax..................................         --        19,304            --
Intangibles amortization.................................    269,213                          --
Non-deductible expenses..................................         --        22,377       125,100
Non-deductible foreign losses............................         --       116,666       (10,594)
Change in valuation allowance for loss carryforward......    345,890            --    (1,325,999)
Utilization of net operating losses......................         --    (1,618,158)   (3,887,363)
Utilization of R&D credits...............................                               (230,273)
Other....................................................     18,038       100,544          (905)
                                                           ---------   -----------   -----------
                                                           $  27,287   $   154,169   $  (975,000)
                                                           =========   ===========   ===========

                               SIPEX CORPORATION

     The tax effects of temporary differences that give rise to significant portion of the deferred tax assets and liabilities at December 31, 1996 and 1997 are presented below:

                                                                  1996            1997
                                                              ------------    ------------
Deferred tax assets
     Net operating loss carryforwards.......................  $ 14,628,395    $ 12,000,949
     Tax credit carryforwards, including alternative minimum
       tax..................................................       739,582       1,127,455
     Inventories, primarily non-deductible reserves.........       361,729         409,141
     Accounts receivable, primarily allowances..............       102,190         245,337
     Accrued expenses, principally provisions not currently
       deductible...........................................       248,463         182,142
     Fixed assets, due to differences in depreciation.......     1,401,659       1,285,328
                                                              ------------    ------------
          Total gross deferred tax assets...................    17,482,018      15,250,352
     Valuation allowance....................................   (17,482,018)    (13,907,353)
                                                              ------------    ------------
          Net deferred taxes................................  $         --    $ (1,342,999)
                                                              ============    ============

     At December 31, 1997, the Company has U.S. net operating loss carryforwards of approximately $32,923,000, which are available to offset future Federal taxable income. These losses expire during the years 2002 through 2010. As of December 31, 1997, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7,400,000 as a result of an ownership change which occurred on September 30, 1996. In addition, the Company has Massachusetts and California net operating loss carryforwards of approximately $5,571,000 and $2,165,000, respectively, which are available to offset future Massachusetts and California taxable income. These state losses expire during the years 1999 through 2002. The Federal tax benefit from the utilization of approximately $9,000,000 of net operating loss carryforwards will result in an increase in additional paid-in capital when recognized.

     The Company also has general business tax credit carryforwards for Federal and State income tax purposes of approximately $1,100,000 which are available to reduce future Federal and State income taxes. The general business credits expire during the years 2001 through 2012.

     The valuation allowance for deferred tax assets as of December 31, 1996 and 1997 was $17,482,018 and $12,870,105, respectively. Based on the Company's level of net income and projected future earnings, the Company believes that it is more likely than not that a portion of the deferred tax asset at December 31, 1997 will be realized in the future.

7.  SHAREHOLDERS' EQUITY

     Effective April 8, 1996, the number of authorized shares of Common Stock was increased pursuant to an Amended and Restated Articles of Organization and the Board of Directors were authorized to issue up to 1,000,000 shares of preferred stock with terms to be established by the Board at the time of issuance. In addition, the Company's shareholders' approved a 1 for 4 reverse split of its issued and outstanding Common Stock. Effective August 18, 1997, the Company approved a 2 for 1 split of its issued and outstanding common stock. All shares and per share data presented in the accompanying consolidated financial statements have been restated to reflect the change in number of authorized and outstanding shares of Common Stock.

     On April 8, 1996 and November 5, 1996, the Company closed the sale, through an initial and secondary public offering, of 2,160,715 and 1,450,000 shares of Common Stock, respectively. The proceeds to the Company from the offerings were $19.1 million and $33.0 million before deducting expenses from the offerings of approximately $800,000 and $450,000, respectively.

     The Company currently maintains six stock option plans. The 1991 Non-Statutory Plan, 1993 Incentive Stock Option Plan, 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 1997 Stock Option Plan have had 744,308, 265,818, 1,187,900, 1,200,000,

                               SIPEX CORPORATION

300,000 and 1,200,000 shares reserved for issuance, respectively. All plans allow for options which vest ratably over five years from the date of grant and expire ten years from the date of grant. Options for 1,535,110 shares are outstanding as of December 31, 1997 under these plans.

     In January 1996, the Board Of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue up to 500,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 17,740 shares to employees since inception of the plan.

     The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below. The effects on pro forma net income (loss) obtained from applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

                                                      1995          1996         1997
                                                      ----          ----         ----
Net income (loss)................  As Reported     $(1,802,679)  $4,277,119   $13,245,204
                                   Pro forma        (1,804,437)   3,583,713    11,948,012

Net income (loss)................  As Reported           (0.19)        0.32          0.76
  per share - basic..............  Pro forma             (0.19)        0.27          0.69

Net income (loss)................  As Reported           (0.19)        0.29          0.71
  per share - assuming...........  Pro forma             (0.19)        0.24          0.64
  dilution

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997 respectively; no dividend yield; expected volatility of 45 percent and expected option lives of six years. The risk free interest rate assumed was 7.0 percent for 1995 and 1996 and 5.65 percent for 1997. The weighted-average fair value of options granted during 1995, 1996 and 1997 was $0.11, $6.00 and $9.54, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 1995 1996 and 1997 and changes during the years then ended is presented below:

                                            1995                    1996                    1997
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                     NUMBER      AVERAGE     NUMBER      AVERAGE     NUMBER      AVERAGE
                                       OF       EXERCISE       OF       EXERCISE       OF       EXERCISE
                                     SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                     ------     --------     ------     --------     ------     --------
Outstanding at beginning of
  year............................  1,586,294     $0.23     1,625,410    $ 0.23     1,922,475    $ 0.21
Granted...........................    159,350      0.20       880,304     10.09       639,260     18.19
Exercised.........................    (14,974)     0.20      (476,372)     0.20      (622,414)     1.33
Forfeited.........................   (105,260)     0.20      (106,867)     1.58      (404,211)    10.30
                                    ---------     -----     ---------    ------     ---------    ------
Outstanding at end of year........  1,625,410     $0.23     1,922,475    $ 4.65     1,535,110    $10.19
                                    =========     =====     =========    ======     =========    ======
Options exercisable at year-end...    576,962     $0.23       425,192    $ 0.21       116,006    $ 2.71
                                    =========     =====     =========    ======     =========    ======

                               SIPEX CORPORATION

     The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                                                 OPTIONS
                             OPTIONS OUTSTANDING               EXERCISABLE
                    -------------------------------------   -----------------
                         NUMBER         WEIGHTED AVERAGE         NUMBER
                     OUTSTANDING AT         REMAINING        EXERCISABLE AT
  EXERCISE PRICES   DECEMBER 31, 1997   CONTRACTUAL LIFE    DECEMBER 31, 1997
  ---------------   -----------------   ----------------    -----------------
      $ 0.20              445,400             6.88                81,312
        4.75               68,000             8.12                 4,000
        5.50                4,250             1.13                 4,250
        7.19               80,000             8.58                     0
       7.375              105,000             8.54                11,400
        7.75               52,000             8.64                 4,000
        8.56               10,000             8.66                 2,000
       12.44              256,620             9.34                     0
       13.63              147,940             8.91                 9,044
       15.00               95,990             9.41                     0
       16.81               51,200             9.13                     0
       21.25               40,000             9.55                     0
       21.50               10,000             9.55                     0
      23.625               10,000             9.58                     0
       23.63               70,640             9.58                     0
       24.00                1,800             9.60                     0
       33.00               86,270             9.83                     0
                        ---------                                -------
                        1,535,110                                116,006
                        =========                                =======

8.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement plan (401(k)) covering substantially all employees. The Company matches 50% of the contributions made by employees up to 6% of their annual compensation. The Company can also make a discretionary contribution to the plan. Employee contributions vest immediately, and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 1995, 1996 and 1997, Company contributions to the plan were $171,000, $173,000 and $201,000, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases facilities under operating leases expiring through 2000. Rent expense was approximately $450,000, $498,000 and $619,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The following is a schedule of future minimum lease commitments under operating leases with terms in excess of one year at December 31, 1997:


CALENDAR YEAR
-------------
   1998.............................................  $  708,108
   1999.............................................     708,171
   2000.............................................     736,930
                                                      ----------
                                                      $2,153,209
                                                      ==========

     The Company received a Notice of Potential Liability from the Environmental Protection Agency ("EPA") in June 1993 concerning a landfill identified as a Superfund Site. The Company has denied any

                               SIPEX CORPORATION
liability and believes the ultimate outcome of this matter will not have a material impact on the consolidated financial statements.

     Also, the Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the consolidated results of operations and cash flows of the Company.

10.  EXPORT SALES AND MAJOR CUSTOMERS

     Revenues by geographic area are summarized as follows:

                                         1995           1996           1997
                                      -----------    -----------    -----------
United States.......................  $19,368,000    $25,183,000    $31,649,000
Europe..............................    7,408,000      7,925,000      9,475,000
Far East............................    1,867,000      2,417,000      5,143,000
Japan...............................    1,336,000      1,786,000      4,943,000
                                      -----------    -----------    -----------
                                      $29,979,000    $37,311,000    $51,210,000
                                      ===========    ===========    ===========

11.  SUBSEQUENT EVENT (UNAUDITED)

     In March, 1998, the Company entered into a five-year operating lease agreement, including a one-year construction period, with one five year renewal option for the construction and lease of a wafer manufacturing facility, including all necessary machinery and equipment ("the facility"). The total cost of the facility is limited to $40,000,000. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes a purchase option equal to the total cost of the facility. The lease provides for monthly lease payments which are estimated to be $160,000. At the end of the lease term, the Company is obligated to purchase the facility or remarket it for the benefit of the lessor. The Company expects the fair market value of the facility, subject to the purchase option or sale to a third party, to substantially reduce or eliminate the Company's payment under the residual value guarantee. The residual value guarantee relative to the assets to be leased will approximate 85% of their total cost.