Form 10-Q
period 1998-03-28
SIPEX CORP
filed 1998-05-12
CIK 1007800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

                        COMMISSION FILE NUMBER: 0-27892

                               SIPEX CORPORATION
             (Exact name of registrant as specified in its charter)

                                 MASSACHUSETTS
                          (State or other jurisdiction
                       of incorporation or organization)

                  22 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS
                    (Address of principal executive offices)

                                   04-6135748
                      (I.R.S. Employer Identification No.)

                                     01821
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (978) 667-8700

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]     No [ ]

     There were 17,781,308 shares of the Registration's Common Stock issued and outstanding as of April 24, 1998.

================================================================================

                               SIPEX CORPORATION
                                   FORM 10-Q

                       THREE MONTHS ENDED MARCH 28, 1998

                                     INDEX

   ITEM
  NUMBER                                                                                 PAGE
----------                                                                               ----
Part I:       Financial Information
              Item 1.    Financial Statements
                         Condensed Consolidated Balance Sheets at December 31, 1997
                         and March 28, 1998.                                               3
                         Condensed Consolidated Statements of Operations for the
                         three months ended March 29, 1997 and March 28, 1998.             4
                         Condensed Consolidated Statements of Cash Flows for the
                         three months ended March 29, 1997 and March 28, 1998.             5
                         Notes To Condensed Consolidated Financial Statements.             6
              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.                                      7-9

Part II:      Other Information
              Item 1.    Legal Proceedings                                                 *
              Item 2.    Changes in Securities                                             *
              Item 3.    Defaults Upon Senior Securities                                   *
              Item 4.    Submission of Matters to a Vote of Security Holders               *
              Item 5.    Other Information                                                 *
              Item 6.    Exhibits and Reports on Form 8-K                                 10
Signatures                                                                                11

---------------

* No information provided due to inapplicability of item.

                          PART I:  FINANCIAL INFORMATION

  ITEM 1:  FINANCIAL STATEMENTS

                                SIPEX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                DECEMBER 31,    MARCH 28,
                                                                    1997          1998
                                                                ------------    ---------
ASSETS:
Current Assets
  Cash and cash equivalents.................................      $23,887        $28,145
  Short-term investment securities..........................       16,099          9,999
  Accounts receivable, less allowances of $596 and $608 at
     December 31, 1997 and March 28, 1998, respectively.....        8,693         12,129
  Inventories...............................................       13,988         17,205
  Deferred income taxes.....................................        1,343          1,343
  Prepaid expenses..........................................          500            128
                                                                  -------        -------
     Total current assets...................................       64,510         68,949
Property, plant, and equipment, net.........................        8,345          9,326
Other assets................................................          127            117
                                                                  -------        -------
     Total assets...........................................      $72,982        $78,392
                                                                  =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
  Current portion of long term debt.........................      $    45        $    29
  Accounts payable..........................................        2,772          3,228
  Accrued expenses..........................................        2,290          2,145
                                                                  -------        -------
     Total current liabilities..............................        5,107          5,402
Long term debt..............................................            8              4
                                                                  -------        -------
     Total liabilities......................................        5,115          5,406
                                                                  -------        -------
Shareholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized and no shares issued or outstanding at
     December 31, 1997 and March 28, 1998, respectively.....           --             --
  Common stock, $.01 par value, 40,000,000 shares authorized and 17,711,422 and 17,779,268 shares issued and
     outstanding at December 31, 1997 and March 28, 1998,
     respectively...........................................          177            178
  Additional paid-in capital................................       97,586         97,961
  Accumulated deficit.......................................      (30,059)       (25,258)
  Accumulated other comprehensive income....................          163            105
                                                                  -------        -------
     Total shareholders' equity.............................       67,867         72,986
                                                                  -------        -------
     Total liabilities and shareholders' equity.............      $72,982        $78,392
                                                                  =======        =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                MARCH 29,    MARCH 28,
                                                                  1997         1998
                                                                ---------    ---------
Net sales...................................................     $10,980      $16,184
Cost of sales...............................................       5,951        8,006
                                                                 -------      -------
     Gross profit...........................................       5,029        8,178
                                                                 -------      -------
Operating Expenses
     Research and development...............................       1,309        1,478
     Marketing and selling..................................       1,218        1,593
     General and administrative.............................         651          763
                                                                 -------      -------
Total operating expenses....................................       3,178        3,834
                                                                 -------      -------
Income from operations......................................       1,851        4,344
Other income (expense), net.................................         288          456
                                                                 -------      -------
Income before income taxes..................................       2,139        4,800
Income tax expense..........................................         323           --
                                                                 -------      -------
Net income..................................................     $ 1,816      $ 4,800
                                                                 =======      =======
Net income per common share-basic...........................     $  0.11      $  0.27
                                                                 =======      =======
Net income per common share-assuming dilution...............     $  0.10      $  0.26
                                                                 =======      =======
Weighted average common shares outstanding-basic............      17,198       17,750
                                                                 =======      =======
Weighted average common shares outstanding-assuming
  dilution..................................................      18,440       18,796
                                                                 =======      =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 29,    MARCH 28,
                                                                1997         1998
                                                              ---------    ---------
Operating activities:
  Net income................................................  $  1,816     $   4,800
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities.......................
  Additions to accounts receivable allowances...............       472            12
  Depreciation and amortization.............................       336           504
  Changes in current assets and liabilities
  (Increase) decrease in accounts receivable................    (2,444)       (3,448)
  Increase in inventories...................................        (7)       (3,217)
  (Increase) decrease in prepaid expenses and other
     assets.................................................       (16)          382
  Increase (decrease) in accounts payable and accrued
     expenses...............................................        87           311
                                                              --------     ---------
Net cash (used in) provided by operating activities.........       244          (656)
                                                              --------     ---------
Investing activities:
  Proceeds from maturity of investment securities...........       136       134,127
  Purchase of investment securities.........................    (9,633)     (128,027)
  Purchase of property, plant, and equipment................    (1,263)       (1,483)
                                                              --------     ---------
     Net cash (used in) provided by investing activities....   (10,760)        4,617
                                                              --------     ---------
Financing activities:
  Proceeds from issuance of common stock....................       140           376
  Payment of capital lease obligations......................       (53)          (20)
                                                              --------     ---------
  Net cash provided by financing activities.................        87           356
  Effect of foreign currency translation adjustments........       (12)          (58)
                                                              --------     ---------
  Increase (decrease) in cash and cash equivalents..........   (10,441)        4,258
  Cash and cash equivalents, beginning of period............    14,787        23,887
                                                              --------     ---------
Cash and cash equivalents, end of period....................  $  4,346     $  28,145
                                                              ========     =========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net earnings and unrealized gains and losses from currency translation. For 1997 and 1998, the impact of other elements of comprehensive income were immaterial so net income as stated approximates comprehensive income.

3.  INVENTORIES

                                                    DECEMBER 31,    MARCH 28,
                                                        1997          1998
                                                    ------------    ---------
                                                         (IN THOUSANDS)
Inventories consist of:
  Raw materials...................................    $ 6,424        $ 8,751
  Work in process.................................      4,237          4,763
  Finished goods..................................      3,327          3,691
                                                      -------        -------
                                                      $13,988        $17,205
                                                      =======        =======

4.  NET INCOME PER SHARE

     Net income per share- basic is based upon the weighted average number of common shares outstanding. Income per share is assuming dilution based upon the weighted average number of common equivalent shares outstanding. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

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

OVERVIEW

     SIPEX Corporation (the "Company") was organized and commenced operations in 1965. The Company is a leading manufacturer of high performance, high value-added analog integrated circuits. The Company serves the broad analog signal processing market with single, dual and multiprotocol interface circuits, low power and high voltage application specific circuits, electroluminescent circuits and data converters. Applications for the Company's products include telecommunications, personal computers and peripherals, battery powered hand-held devices, cellular telephones, test equipment, factory automation, networking, process controls and satellites. The Company operates in the analog segment of the semiconductor industry.

RESULTS OF OPERATIONS

     The table below presents the statement of operations for the three months ended March 29, 1997 and March 28, 1998 as a percentage of net sales and provides the percentage change of such items comparing the interim periods ended March 28, 1998 to the corresponding period from the prior fiscal year.

                                                                      THREE MONTHS ENDED
                                                              ----------------------------------
                                                                                      PERCENTAGE
                                                              MARCH 29,   MARCH 28,    INCREASE
                                                                1997        1998      (DECREASE)
                                                              ---------   ---------   ----------
Net sales...................................................     100%        100%         47.4%
Cost of Sales...............................................    54.2        49.5         (34.5)
                                                                ----        ----        ------
Gross profit................................................    45.8        50.5          62.6
                                                                ----        ----        ------
Operating expenses
     Research and development...............................    11.9         9.1          12.9
     Marketing and selling..................................    11.1         9.8          30.7
     General and administrative.............................     5.9         4.7          17.2
                                                                ----        ----        ------
Total operating expenses....................................    28.9        23.6          20.6
                                                                ----        ----        ------
Operating income............................................    16.9        26.9         134.6
Other income (expense)......................................     2.6         2.8          58.3
                                                                ----        ----        ------
Income before income taxes..................................    19.5        29.7         124.4
Income tax expense..........................................     2.9         0.0        (100.0)
                                                                ----        ----        ------
Net income..................................................    16.6%       29.7%        164.3%
                                                                ====        ====        ======

     Net sales for the first quarter of 1998 increased 47.4% to $16.2 million, as compared to $11.0 million for the same period in the previous year. For the first quarter of 1998, net sales increased primarily due to higher unit sales of the Company's proprietary interface circuits, application specific circuits and electroluminescent driver circuits. Both domestic and international sales increased during the first quarter of 1998 as compared to the corresponding period in the prior year.

     Gross profit increased for the first quarter of 1998 by $3.2 million to $8.2 million, as compared to $5.0 million for the same period in the previous year. As a percentage of net sales, gross profit increased to 50.5% for the first quarter of 1998, from 45.8% in the comparable period in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary interface circuits, electroluminescent circuits and application specific circuits.

     Research and development expenses for the first quarter of 1998 increased $169,000 or 12.9% as compared to the same period in the previous year. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, and expenses associated with the development of new products. As a percentage of net sales, research and development expenses decreased slightly to 9.1% as compared to 11.9% for the previous year.

     Marketing and selling expenses increased 30.7% to $1.6 million for the first quarter of 1998 as compared with $1.2 million for the same period of the previous year. The increase was due primarily to higher costs associated with commissions related to higher sales, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the first quarter of 1998 declined slightly to 9.8% as compared to 11.1% for the same period of time in the previous year due to staffing and compensation increasing at a slower rate than sales growth.

     General and administrative expenses increased by $112,000 for the first quarter of 1998 as compared to the same period of the previous year. The increase in spending for the first quarter of 1998 as compared to the same period a year ago was due to increased professional and additional staffing related expense. As a percentage of net sales, general and administrative expenses decreased slightly to 4.7% for the first quarter of 1998, as compared to 5.9% for the comparable period of the previous year.

     Other income/expense for the first quarter of 1998 consists primarily of interest income on short-term investment securities. For the first quarter of 1998, other income/expense increased by $168,000 reflecting income of $456,000 as compared to income of $288,000 for the same period in the previous year, due primarily to the interest income earned on short-term investment securities.

LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1998, the Company had working capital of $63.5 million and available funds of $39.4 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. Up to $35,000,000 of this amount was pledged in March 1998 as security for a lease which the Company entered into for the construction and lease of a new facility in Milpitas, California. The Company anticipates that the available funds and cash provided from operations will be sufficient to meet cash and working capital requirements through at least the end of 1998.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the management's discussion are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, whether customer cancellations and delays of outstanding orders increase, timely ramp-up of new facilities, and the timely introduction of new processes and products.

     Past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall domestic and international economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

     Although the Company believes that it has sufficient product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other risks discussed from time to time in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community.

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibit 11.1  Computation of Earnings Per Common Share
         Exhibit 27.1  Financial Data Schedule
                 27.2  Financial Data Schedule

     b)  Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIPEX CORPORATION

                                            By: /s/ FRANK R. DIPIETRO

                                              ----------------------------------
                                                FRANK R. DIPIETRO
                                                EXECUTIVE VICE PRESIDENT,
                                                FINANCE &
                                                CHIEF FINANCIAL OFFICER
                                                (DULY AUTHORIZED OFFICER &
                                                PRINCIPAL FINANCIAL OFFICER)

DATE: May 12, 1998