Form 10-Q
period 1998-06-27
SIPEX CORP
filed 1998-08-10
CIK 1007800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998
                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-27892

                            ------------------------

                               SIPEX CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-6135748
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

 22 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS                       01821
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (978) 667-8700
Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 17,809,188 shares of the Registration's Common Stock issued and outstanding as of July 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SIPEX CORPORATION
                                   FORM 10-Q
                         SIX MONTHS ENDED JUNE 27, 1998

                                     INDEX

   ITEM NUMBER                                                                   PAGE
   -----------                                                                   ----
Part I:   Financial Information
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at December 31, 1997
                   and June 27, 1998...........................................     3
                   Condensed Consolidated Statements of Operations for the
                   three months and six months ended June 28, 1997.............     4
                   Condensed Consolidated Statements of Cash Flows for the six
                   months ended June 28, 1997 and June 27, 1998................     5
                   Notes To Condensed Consolidated Financial Statements........     6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................   7-9
Part II:  Other Information
          Item 1.  Legal Proceedings...........................................     *
          Item 2.  Changes in Securities.......................................     *
          Item 3.  Defaults Upon Senior Securities.............................     *
          Item 4.  Submission of Matters to a Vote of Security Holders.........    10
          Item 5.  Other Information...........................................     *
          Item 6.  Exhibits and Reports on Form 8-K............................    10
                   Exhibit 11.1  Computation of Earnings Per Common Share......     *
                   Exhibit 27  Financial Data Schedule.........................     *
Signatures.....................................................................    11

---------------

* No information provided due to inapplicability of item.

                         PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               SIPEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   JUNE 27,
                                                                  1997         1998
                                                              ------------   --------
ASSETS:
Current Assets Cash and cash equivalents....................    $23,887      $27,432
     Short-term investment securities.......................     16,099       12,238
     Accounts receivable, less allowances of $596 and $382
      at December 31, 1997 and June 27, 1998,
      respectively..........................................      8,693       11,723
     Inventories............................................     13,988       17,381
     Prepaid expenses and other current assets..............      1,842        2,207
                                                                -------      -------
          Total current assets..............................     64,509       70,981
Property, plant, and equipment, net.........................      8,345        9,962
Other assets................................................        128          465
                                                                =======      =======
          Total assets......................................    $72,982      $81,408
                                                                =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
     Current portion of long term debt......................    $    45      $    22
     Accounts payable.......................................      2,771        2,029
     Accrued expenses.......................................      2,290        1,803
                                                                -------      -------
          Total current liabilities.........................      5,106        3,854
Long-term debt..............................................          8           --
                                                                -------      -------
          Total liabilities.................................      5,114        3,854
                                                                -------      -------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 1,000,000 shares
      authorized and no shares issued or outstanding at
      December 31, 1997 and June 27, 1998, respectively.....         --           --
     Common stock, $.01 par value, 40,000,000 shares
      authorized and 17,711,422 and 17,791,715 shares issued
      and outstanding at December 31, 1997 and June 27,
      1998, respectively....................................        177          178
     Additional paid-in capital.............................     97,586       98,020
     Accumulated deficit....................................    (30,058)     (20,752)
     Cumulative translation adjustment......................        163          108
                                                                -------      -------
          Total shareholders' equity........................     67,868       77,554
                                                                -------      -------
          Total liabilities and shareholders' equity........    $72,982      $81,408
                                                                =======      =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     --------------------      --------------------
                                                     JUNE 28,    JUNE 28,      JUNE 28,    JUNE 28,
                                                       1997        1998          1997        1998
                                                     --------    --------      --------    --------
Net sales..........................................  $12,005     $16,190       $22,985     $32,374
Cost of sales......................................    6,382       7,982        12,333      15,988
                                                     -------     -------       -------     -------
     Gross profit..................................    5,623       8,208        10,652      16,386
                                                     -------     -------       -------     -------
Operating expenses
     Research and development......................    1,344       1,690         2,653       3,168
     Marketing and selling.........................    1,279       1,695         2,497       3,288
     General and administrative....................      772         791         1,423       1,554
                                                     -------     -------       -------     -------
Total operating expenses...........................    3,395       4,176         6,573       8,010
                                                     -------     -------       -------     -------
Income from operations.............................    2,228       4,032         4,079       8,376
Other income.......................................      323         475           611         931
                                                     -------     -------       -------     -------
Income before income taxes.........................    2,551       4,507         4,690       9,307
Income tax expense.................................      178          --           501          --
                                                     =======     =======       =======     =======
Net income.........................................  $ 2,373     $ 4,507       $ 4,189     $ 9,307
                                                     =======     =======       =======     =======
Net income per common share-basic..................  $  0.14     $  0.25       $  0.24     $  0.52
                                                     =======     =======       =======     =======
Net income per common share-assuming dilution......  $  0.13     $  0.24       $  0.23     $  0.50
                                                     =======     =======       =======     =======
Weighted average common shares outstanding-basic...   17,363      17,792        17,281      17,771
                                                     =======     =======       =======     =======
Weighted average common and common equivalent
  shares outstanding...............................   18,452      18,651        18,431      18,710
                                                     =======     =======       =======     =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 28,    JUNE 27,
                                                                1997        1998
                                                              --------    ---------
OPERATING ACTIVITIES:
     Net income.............................................  $  4,189    $   9,307
     Adjustments to reconcile net income to net cash (used
      in) provided by operating activities
     Additions (reductions) to accounts receivable
      allowances............................................       187         (214)
     Depreciation and amortization..........................       672        1,006
     Changes in current assets and liabilities
     Increase in accounts receivable........................    (1,924)      (2,816)
     Decrease (increase) decrease in inventories............       595       (3,393)
     Increase in prepaid expenses and other assets..........      (314)        (702)
     Decrease in accounts payable and accrued expenses......      (613)      (1,231)
                                                              --------    ---------
Net cash provided by operating activities...................     2,792        1,957
                                                              --------    ---------
INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities........     3,286      218,126
     Purchase of investment securities......................   (10,598)    (214,265)
     Purchase of property, plant, and equipment.............    (3,040)      (2,623)
                                                              --------    ---------
     Net cash (used in) provided by investing activities....   (10,352)       1,238
                                                              --------    ---------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.................       174          435
     Payment of capital lease obligations...................      (102)         (30)
                                                              --------    ---------
     Net cash provided by financing activities..............        72          405
     Effect of foreign currency translation adjustments.....        (4)         (55)
                                                              --------    ---------
     (Decrease) increase in cash and cash equivalents.......    (7,492)       3,545
     Cash and cash equivalents, beginning of period.........    14,787       23,887
                                                              ========    =========
Cash and cash equivalents, end of period....................  $  7,295    $  27,432
                                                              ========    =========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six month period ended June 27, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INVENTORIES

                                                         DECEMBER 31,     JUNE 27,
                                                             1997           1998
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Inventories consist of:
     Raw materials.....................................    $ 6,424        $ 8,493
     Work in process...................................      4,237          4,951
     Finished goods....................................      3,327          3,937
                                                           -------        -------
                                                           $13,988        $17,381
                                                           =======        =======

3.  NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common shares outstanding. Income per share assuming dilution is based upon the weighted average number of common equivalent shares outstanding. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

4.  NEW ACCOUNTING STANDARDS

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

OVERVIEW

     SIPEX Corporation (the "Company") was organized and commenced operations in 1965. The Company is a leading manufacturer of high performance, high value-added analog integrated circuits. The Company serves the broad analog signal processing market with single, dual and multiprotocol interface circuits, low power and high voltage application specific circuits, electroluminescent circuits, data converters and power management products. Applications for the Company's products include telecommunications, personal computers and peripherals, battery powered hand-held devices, cellular telephones, test equipment, factory automation, networking, process controls and satellites. The Company operates in the analog segment of the semiconductor industry.

RESULTS OF OPERATIONS

     The table below presents the statement of operations for the three months and six months ended June 28, 1997 and June 27, 1998 as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended June 27, 1998 to the corresponding period from the prior fiscal year.

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           --------------------------------    --------------------------------
                                                                 PERCENTAGE                          PERCENTAGE
                                           JUNE 28,   JUNE 27,    INCREASE     JUNE 28,   JUNE 27,    INCREASE
                                             1997       1998     (DECREASE)      1997       1998     (DECREASE)
                                           --------   --------   ----------    --------   --------   ----------
Net sales................................     100%       100%        34.9%        100%       100%        40.8%
Cost of sales............................    53.2       49.3         25.1        53.7       49.4         29.6
                                             ----       ----       ------        ----       ----       ------
Gross profit.............................    46.8       50.7         46.0        46.3       50.6         53.8
                                             ----       ----       ------        ----       ----       ------
Operating expenses
     Research and development............    11.2       10.4         25.7        11.5        9.8         19.4
     Marketing and selling...............    10.7       10.5         32.5        10.9       10.2         31.7
     General and administrative..........     6.4        4.9          2.5         6.2        4.8          9.2
                                             ----       ----       ------        ----       ----       ------
Total operating expenses.................    28.3       25.8         22.6        28.6       24.8         21.9
                                             ----       ----       ------        ----       ----       ------
Operating income.........................    18.6       24.9         81.0        17.7       25.8        105.3
Other income (expense)...................     2.7        2.9         47.1         2.7        2.9         52.4
                                             ----       ----       ------        ----       ----       ------
Income before income taxes...............    21.3       27.8         76.7        20.4       28.7         98.4
Income tax expense.......................     1.5        0.0       (100.0)        2.2        0.0       (100.0)
                                             ----       ----       ------        ----       ----       ------
Net income...............................    19.8%      27.8%        89.9%       18.2%      28.7%       122.2%
                                             ====       ====       ======        ====       ====       ======

     Net sales for both the second quarter and first six months of 1998 increased 34.9% and 40.8% to $16.2 million and $32.4 million respectively, as compared to the same periods in the previous year. For the second quarter and first six months of 1998, net sales increased primarily due to higher unit sales of the Company's proprietary interface circuits, application specific circuits and electroluminescent driver circuits. Both domestic and international sales increased during the second quarter and first six months of 1998 as compared to the corresponding periods in the prior year.

     Gross profit increased for both the second quarter and first six months of 1998 by $2.6 million and $5.7 million, as compared to the same periods in the previous year. As a percentage of net sales, gross profit increased respectively to 50.7% and 50.6% for both the second quarter and first six months of 1998, respectively, over the comparable period in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary interface circuits, electroluminescent circuits and application specific circuits.

     Research and development expenses for the second quarter and first six months of 1998 increased $346,000 and $515,000 respectively, or 25.7% and 19.4% as compared to the same periods one year ago. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, and expenses associated with the creation of the Flanders Design Center in Belgium, increased use of test wafers, mask sets and capital equipment. The Flanders Design Center opened in the second quarter to offer engineering services to the European customer base. As a percentage of net sales, research and development decreased slightly to 10.4% and 9.8% for the second quarter and first six months of 1998, respectively, as compared to the same periods in the previous year.

     Marketing and selling expenses increased 32.5% and 31.7% to $1.7 million and $3.3 million, respectively, for the second quarter and first six months of 1998 as compared with $1.3 million and $2.5 million, respectively, for the same periods of the previous year. The increase was due primarily to higher costs associated with travel, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the second quarter and first six months of 1998 declined slightly to 10.5% and 10.2% as compared to 10.7% and 10.9%.

     General and administrative expenses increased by $19,000 and $131,000 for the second quarter and first six months of 1998, respectively, as compared to the same period of the previous year. The increase in spending for the first six months of 1998 as compared to the same period a year ago was due to increased professional fees and additional staffing related expense which were initiated starting in the second quarter of 1997. As a percentage of net sales, general and administrative expenses decreased slightly to 4.9% and 4.8%, respectively for the second quarter and first six months of 1998, a decrease from the 6.4% and 6.2%, respectively, for the comparable periods of the previous year.

     Other income/expense for the second quarter and first six months of 1998 consists primarily of interest income on short-term investment securities. For the second quarter and first six months of 1998, other income/expense represented income of $475,000 and $931,000 as compared to an income of $323,000 and $611,000 for the same periods in the previous year. The increase was due primarily to the interest income earned on short-term investment securities.

     As a result of the Company's continued utilization of its net operating loss carry forwards to offset taxable income, the Company recorded no income tax expense for either the second quarter or first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At June 27, 1998, the Company had working capital of $67.1 million and available funds of $40.0 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. Up to $35,000,000 of this amount was pledged in March 1998 as security for a lease which the Company entered into for the construction and lease of a new facility in Milpitas, California. The Company anticipates that available funds and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

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

YEAR 2000 ISSUE

     The Company has recently commenced a Year 2000 date conversion project to assess the possible impact of Year 2000 issues on its business. The Company is looking at (a) its internal information and operating systems, (b) possible effects on the Company of third parties' failure to fix their own Year 2000 issues, and (c) whether any material contingencies may exist related to products sold by the Company. The Company expects that these assessments will enable it to develop plans for any required changes, testing and implementation; to make estimates of likely time involved, and costs of any required changes; and to determine whether Year 2000 issues are likely to have a material impact on future financial results or financial condition. Based upon the review to date, the Company does not believe the Year 2000 issues will have a material impact on Company's results of operations or financial condition. As part of a general upgrade to the Company's information systems, the Company is planning to install new accounting and manufacturing software that will be Year 2000 compliant.

                          PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 28, 1998. Holders of an aggregate of 17,780,518 shares at the close of business on April 9, 1998 were entitled to vote at the meeting. At such meeting, the Company's shareholders voted as follows:

     (a) To elect Messrs. Lionel H. Olmer, John L. Sprague and Willy M.C. Sansen to the Board of Directors for a three-year term.

                                            TOTAL VOTE FOR EACH   TOTAL VOTE WITHHELD FROM
                                                 DIRECTOR              EACH DIRECTOR
                                            -------------------   ------------------------
Lionel H. Olmer...........................      16,058,093                 45,225
John L. Sprague...........................      16,057,893                 45,425
Willy M.C. Sansen.........................      16,057,893                 45,625

     Messrs. James E. Donegan and Daniel Deroux will continue to hold office until the 1999 Annual Meeting of Shareholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs. Steward
S. Flaschen and Manfred Loeb will continue to hold office until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected or until their earlier resignation or removal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 11.1  Computation of Earnings Per Common Share
        Exhibit 27.1  Financial Data Schedule
        Exhibit 27.2  Financial Data Schedule

(b)     Reports on Form 8-K
        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 1998

                                            SIPEX CORPORATION

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