Form 10-Q
period 1998-09-26
SIPEX CORP
filed 1998-11-09
CIK 1007800

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

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

     There were 17,903,452 shares of the Registration's Common Stock issued and outstanding as of October 28, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SIPEX CORPORATION
                                   FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 26, 1998

                                     INDEX

  ITEM
 NUMBER                                                                          PAGE
 ------                                                                          ----
Part I:   Financial Information
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at December 31, 1997
                   and September 26, 1998......................................   3
                   Condensed Consolidated Statements of Operations for the
                   three months and nine months ended September 27, 1997 and
                   September 26, 1998..........................................   4
                   Condensed Consolidated Statements of Cash Flows for the nine
                   months ended September 27, 1997 and September 26, 1998......   5
                   Notes To Condensed Consolidated Financial Statements........   6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................  7-10

Part II:  Other Information
          Item 1.  Legal Proceedings...........................................   *
          Item 2.  Changes in Securities.......................................   *
          Item 3.  Defaults Upon Senior Securities.............................   *
          Item 4.  Submission of Matters to a Vote of Security Holders.........   *
          Item 5.  Other Information...........................................   *
          Item 6.  Exhibits and Reports on Form 8-K............................   11
                   Exhibit 10.1 Promissory Note Dated July 31, 1998 by and
                   between the Company and Timothy J. Dhuyvetter
                   Exhibit 10.2 Pledge and Security Agreement Dated July 31,
                   1998 by and between the Company and Timothy J. Dhuyvetter
                   Exhibit 11.1 Computation of Earnings Per Common Share
                   Exhibit 27 Financial Data Schedule
Signatures.....................................................................   12

---------------

* No information provided due to inapplicability of item.

                         PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               SIPEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 26,
                                                                  1997           1998
                                                              ------------   -------------
ASSETS:
Current Assets
     Cash and cash equivalents..............................    $ 23,887       $ 21,126
     Short-term investment securities.......................      16,099         22,128
     Accounts receivable, less allowances of $596 and $566
      at December 31, 1997 and September 26, 1998,
      respectively..........................................       8,693         13,323
     Inventories............................................      13,988         16,688
     Prepaid expenses and other current assets..............       1,842          2,685
                                                                --------       --------
          Total current assets..............................      64,509         75,950
Property, plant, and equipment, net.........................       8,345         10,153
Other assets................................................         128            353
                                                                ========       ========
          Total assets......................................    $ 72,982       $ 86,456
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
     Current portion of long term debt......................    $     45       $     17
     Accounts payable.......................................       2,771          1,784
     Accrued expenses.......................................       2,290          2,118
                                                                --------       --------
          Total current liabilities.........................       5,106          3,919
Long term debt..............................................           8             --
                                                                --------       --------
          Total liabilities.................................       5,114          3,919
                                                                --------       --------

Shareholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
      authorized and no shares issued or outstanding at
      December 31, 1997 and September 26, 1998,
      respectively..........................................          --             --
     Common stock, $.01 par value, 40,000,000 shares
      authorized and 17,711,422 and 17,867,092 shares issued
      and outstanding at December 31, 1997 and September 26,
      1998, respectively....................................         177            179
     Additional paid-in capital.............................      97,586         98,433
     Accumulated deficit....................................     (30,058)       (16,193)
     Cumulative translation adjustment......................         163            118
                                                                --------       --------
          Total shareholders' equity........................      67,868         82,537
                                                                --------       --------
          Total liabilities and shareholders' equity........    $ 72,982       $ 86,456
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                             -----------------------------   -----------------------------
                                             SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,
                                                 1997            1998            1997            1998
                                             -------------   -------------   -------------   -------------
Net sales..................................     $13,297         $16,211         $36,282         $48,585
Cost of sales..............................       6,835           7,976          19,167          23,964
                                                -------         -------         -------         -------
     Gross profit..........................       6,462           8,235          17,115          24,621
                                                -------         -------         -------         -------

Operating expenses
     Research and development..............       1,365           1,715           4,018           4,883
     Marketing and selling.................       1,332           1,576           3,829           4,864
     General and administrative............         784             826           2,207           2,380
                                                -------         -------         -------         -------
          Total operating expenses.........       3,481           4,117          10,054          12,127
                                                -------         -------         -------         -------
Income from operations.....................       2,981           4,118           7,061          12,494
Other income, net..........................         385             441             995           1,372
                                                -------         -------         -------         -------
Income before income taxes.................       3,366           4,559           8,056          13,866
Income tax expense.........................         272              --             773              --
                                                -------         -------         -------         -------
Net income.................................     $ 3,094         $ 4,559         $ 7,283         $13,866
                                                =======         =======         =======         =======
Net income per common share-basic..........     $  0.18         $  0.26         $  0.42         $  0.78
                                                =======         =======         =======         =======
Net income per common share-assuming
  dilution.................................     $  0.17         $  0.25         $  0.40         $  0.74
                                                =======         =======         =======         =======
Weighted average common shares outstanding-
  basic....................................      17,502          17,841          17,354          17,794
                                                =======         =======         =======         =======
Weighted average common and common
  equivalent shares outstanding............      18,654          18,576          18,305          18,673
                                                =======         =======         =======         =======

     See accompanying notes to condensed consolidated financial statements.

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 27,    SEPTEMBER 26,
                                                                  1997             1998
                                                              -------------    -------------
OPERATING ACTIVITIES:
     Net income.............................................    $  7,283         $  13,866
     Adjustments to reconcile net income to net cash
      provided by operating activities......................          --                --
     Reductions to accounts receivable allowances...........         (60)              (30)
     Depreciation and amortization..........................       1,007             1,508
     Changes in current assets and liabilities
     Increase in accounts receivable........................      (4,085)           (4,600)
     Decrease (increase) in inventories.....................         404            (2,700)
     Increase in prepaid expenses and other assets..........        (297)           (1,068)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................       1,019            (1,159)
                                                                --------         ---------
Net cash provided by operating activities...................       5,271             5,817
                                                                --------         ---------

INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities........       2,344           379,398
     Purchase of investment securities......................     (10,598)         (385,428)
     Purchase of property, plant, and equipment.............      (4,478)           (3,316)
                                                                --------         ---------
       Net cash used in investing activities................     (12,732)           (9,346)
                                                                --------         ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.................         495               849
     Payment of capital lease obligations...................        (137)              (36)
                                                                --------         ---------
       Net cash provided by financing activities............         358               813
     Effect of foreign currency translation adjustments.....          28               (45)
                                                                --------         ---------
     Decrease in cash and cash equivalents..................      (7,075)           (2,761)
     Cash and cash equivalents, beginning of period.........      14,787            23,887
                                                                ========         =========
Cash and cash equivalents, end of period....................    $  7,712         $  21,126
                                                                ========         =========

     See accompanying notes to condensed consolidated financial statements.

                               SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine-month period ended September 26, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INVENTORIES

                                                             (IN THOUSANDS)
                                                      DECEMBER 31,    SEPTEMBER 26,
                                                          1997            1998
                                                      ------------    -------------
Inventories consist of:
     Raw materials..................................    $ 6,424          $ 6,632
     Work in process................................      4,237            5,775
     Finished goods.................................      3,327            4,281
                                                        -------          -------
                                                        $13,988          $16,688
                                                        =======          =======

3.  NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common shares outstanding. Income per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

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

RESULTS OF OPERATIONS

     The table below presents the statement of operations for the three months and nine months ended September 27, 1997 and September 26, 1998 as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended September 26, 1998 to the corresponding period from the prior fiscal year.

                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                -------------------------------------------   -------------------------------------------
                                                                PERCENTAGE                                    PERCENTAGE
                                SEPTEMBER 27,   SEPTEMBER 26,    INCREASE     SEPTEMBER 27,   SEPTEMBER 26,    INCREASE
                                    1997            1998        (DECREASE)        1997            1998        (DECREASE)
                                -------------   -------------   ----------    -------------   -------------   ----------
Net sales.....................       100%            100%           21.9%          100%            100%           33.9%
Cost of sales.................      51.4            49.2            16.7          52.8            49.3            25.0
                                    ----            ----          ------          ----            ----          ------
Gross profit..................      48.6            50.8            27.4          47.2            50.7            43.9
                                    ----            ----          ------          ----            ----          ------
Operating expenses
    Research and
      development.............      10.3            10.6            25.6          11.1            10.1            21.5
    Marketing and selling.....      10.0             9.7            18.3          10.6            10.0            27.0
    General and
      administrative..........       5.9             5.1             5.4           6.1             4.9             7.8
                                    ----            ----          ------          ----            ----          ------
         Total operating
           expenses...........      26.2            25.4            18.3          27.7            25.0            20.6
                                    ----            ----          ------          ----            ----          ------
Operating income..............      22.4            25.4            38.1          19.5            25.7            76.9
Other income (expense)........       2.9             2.7            14.5           2.7             2.8            37.9
                                    ----            ----          ------          ----            ----          ------
Income before income taxes....      25.3            28.1            35.4          22.2            28.5            77.5
Income tax expense............       2.0             0.0          (100.0)          2.1             0.0          (100.0)
                                    ====            ====          ======          ====            ====          ======
Net income....................      23.3%           28.1%           47.3%         20.1%           28.5%           90.4%
                                    ====            ====          ======          ====            ====          ======

     Net sales for both the third quarter and first nine months of 1998 increased 21.9% and 33.9% to $16.2 million and $48.6 million, respectively, as compared to the same periods in the previous year. For the third quarter and first nine months of 1998, net sales increased primarily due to higher unit sales of the Company's proprietary interface circuits, application specific circuits and electroluminescent driver circuits. The increase is due to the strength in the electronic data, computer, and portable products markets. Both domestic and international sales increased during the third quarter and first nine months of 1998 as compared to the corresponding periods in the prior year.

     Gross profit increased for both the third quarter and first nine months of 1998 by $1.8 million and $7.5 million, respectively as compared to the same periods in the previous year. As a percentage of net sales, gross profit increased to 50.8% and 50.7% for both the third quarter and first nine months of 1998 respectively, over comparable periods in the prior year primarily due to the absorption of certain fixed costs over the increased sales volume and due to increased market acceptance of the Company's proprietary interface circuits, electroluminescent circuits and application specific circuits.

     Research and development expenses for the third quarter and first nine months of 1998 increased $350,000 and $865,000, respectively, or 25.6% and 21.5% as compared to the same periods one year ago. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, and expenses associated with the creation of the Flanders Design Center, increased use of test wafers, mask sets and capital equipment. As a percentage of net sales, research and development increased slightly to 10.6% for the third quarter and decreased to 10.1% for the first nine months of 1998, as compared to the same periods in the previous year.

     Marketing and selling expenses increased 18.3% and 27.0% to $1.6 million and $4.9 million, respectively, for the third quarter and first nine months of 1998 as compared with $1.3 million and $3.8 million, respectively, for the same periods of the previous year. The increase was due primarily to higher costs associated with travel, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the third quarter and first nine months of 1998 declined slightly to 9.7% and 10.0% as compared to 10.0% and 10.6%, respectively, as compared to the previous year due to staffing and compensation increasing at a slower rate than sales growth.

     General and administrative expenses increased by $42,000 and $173,000 for the third quarter and first nine months of 1998, respectively, as compared to the same period of the previous year. The increase in spending for the first nine months of 1998 as compared to the same period a year ago was due to increased professional fees and additional staffing related expense which were initiated starting in the second quarter of 1997. As a percentage of net sales, general and administrative expenses decreased slightly to 5.1% and 4.9%, respectively for the third quarter and first nine months of 1998, a decrease from the 5.9% and 6.1%, respectively for the comparable periods of the previous year.

     Other income/expense for the third quarter and first nine months of 1998 consists primarily of interest income on short-term investment securities. For the third quarter and first nine months of 1998, other income/expense represented income of $441,000 and $1,372,000 as compared to an income of $272,000 and $773,000 for the same periods in the previous year. The increase was due primarily to the interest income earned on short-term investment securities.

     The Company recorded no income tax expense for either the third quarter or first nine months of 1998. This effective rate differs from the statutory rate of 34% due to the Company's utilization of its net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At September 26,1998, the Company had working capital of $71.8 million and available funds of $43.3 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. Up to $35,000,000 of this amount was pledged in March 1998 as security for a lease which the Company entered into for the construction and lease of a new facility in Milpitas, California. The Company anticipates that available funds and cash provided from operations will be sufficient to meet cash and working capital requirements through at least the end of 1999.

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

     Past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall domestic and international economy, such as the currency of, and other economic issues affecting, Asian countries. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

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

YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's internal computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has assessed its information technology systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and has determined the nature and extent of the work required, if any, to make these internal systems Year 2000 compliant. In the third quarter of fiscal 1998, the Company selected new enterprise and manufacturing software systems which are Year 2000 compliant and are scheduled to be fully implemented by September 1999. The Company's business is dependent upon its information systems which are an integral part of all major business processes. As the Company begins the implementation of these critical operational and logistical modules, there is a risk that these implementations could be delayed, could experience difficulties or in fact may not be successful and could adversely affect future results of operations and cash flows. The Company's current enterprise and manufacturing system is being upgraded to become Year 2000 compliant in the fourth quarter of 1998 and will remain in place until the new system is fully operational. In addition, the Company's semiconductor manufacturing and payroll systems are being updated and are expected to be Year 2000 compliant by September 1999. Future expenditures on the general upgrade of internal computer systems are estimated to be $2 million, a portion of which would be to become Year 2000 compliant. The majority of these expenditures will be capitalized in 1999.

     The Company has conducted a written survey of its foundries and other suppliers of products and services with which it has a material relationship in order to identify and assess their Year 2000 readiness and compliance, and any negative impacts that any non-compliance could have on the Company. Based upon the survey responses, the Company found that all of these principal suppliers to be Year 2000 compliant. Although management believes the Company's systems will be Year 2000 compliant, the failure of the Company's suppliers to address the Year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. In addition, the Company continues to work with its customers to identify potential Year 2000 issues with their products. Many of the Company's key customers are Fortune 500 companies, are sensitive to Year 2000 issues and are expected to be Year 2000 compliant. The Company is not actively engaged in preparing contingency plans in the event that key customers or suppliers fail to become Year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate. The Company is not presently in a position to determine what would be its most reasonably likely worst case Year 2000 scenario or any plan for handling such scenario.

     Various statements in this discussion of Year 2000 issues are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectation, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the wide variety of information systems and components, both hardware and software, that must be evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effect of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

                          PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibit 10.1  Promissory Note Dated July 31, 1998 by and between the
                       Company and Timothy J. Dhuyvetter.
         Exhibit 10.2 Pledge and Security Agreement Dated July 31,1998 by and between the Company and Timothy J. Dhuyvetter.
         Exhibit 11.1  Computation of Earnings Per Common Share
         Exhibit 27.1  Financial Data Schedule
         Exhibit 27.2  Financial Data Schedule

     b)  Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIPEX CORPORATION

                                            BY     /s/ FRANK R. DIPIETRO
                                              ----------------------------------
                                                      FRANK R. DIPIETRO
                                              EXECUTIVE VICE PRESIDENT, FINANCE
                                                               &
                                                   CHIEF FINANCIAL OFFICER
                                                  (DULY AUTHORIZED OFFICER &
                                                 PRINCIPAL FINANCIAL OFFICER)

DATE:  November 6, 1998