Form 10-K
period 1998-12-31
SIPEX CORP
filed 1999-03-31
CIK 1007800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-27892

                               SIPEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-6135748
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)
 22 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS                       01821
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (978) 667-8700
                        (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 22, 1999 was approximately $226,761,517 based upon $12.5625 per share, the last reported sale price of the Common Stock on The Nasdaq National Market on that date. The number of shares of the registrant's Common Stock outstanding at March 22, 1999 was 18,050,668.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain portions of information from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

     SIPEX Corporation (the "Company" or "SIPEX") designs, manufactures, markets and sells innovative, high performance, high value-added analog integrated circuits. The Company sells its products across the analog semiconductor market and has targeted high-growth sectors that it believes are especially compatible with its design and process capabilities. Markets for the Company's products are networking/data communications, consumer electronics, telecommunications, industrial controls and instrumentation, and aerospace and military. The Company's products have been incorporated into a broad range of electronic systems and products by more than 3,500 customers worldwide.

ANALOG INDUSTRY

     Integrated circuits, ("IC's"), are the building blocks of all electronic products today. Analog circuits process "real world" signals which measure physical conditions such as temperature, force, speed and pressure, the frequency and wave length of which vary continuously.

     The Company believes that the analog/linear integrated circuit market offers certain advantages compared to the digital market. The life cycles of products in the analog integrated circuit market tend to be longer and customer pricing is less volatile than in the digital market. The capital requirements for analog/linear IC manufacturers are lower than those in the digital IC area. In addition, foreign competition to date has been less interested in the analog/linear IC business because the markets are smaller. Unlike products in the digital IC market, the value in the analog IC product is usually the result of design innovation utilizing a variety of manufacturing process technologies to address specific customer applications, many of which are in so-called "niche" markets.

PRODUCTS AND MARKETS

     Requirements for lower power and higher operating frequencies are driving innovation in analog/linear circuitry. Another significant trend in the marketplace is the need to reduce the size and weight of components, particularly for portable and handheld applications in which these features are critical. As a result, more and more functions are designed onto a single chip, requiring both advancements in design and improvements in process technology.

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

     The Company believes that its design and manufacturing process capabilities can address customers' needs in terms of product features and functionality, integration and overall solution cost. By working closely and partnering with established market leaders within these areas, the Company has been able to identify and meet its partners' complex analog IC requirements with tailored products that are developed in conjunction with the customer's own product design team, thus allowing the Company to address the customer's needs as the customer identifies them. Having addressed the particular needs of market leaders, the Company is then able to migrate these solutions into standard products available to other equipment or device suppliers.

THE COMPANY'S MAJOR PRODUCT CATEGORIES

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

     In the networking area in particular, serial interface products are of critical importance because diverse equipment and peripherals must be linked together to permit data communications across local or remote locations. Because a multiplicity of communications standards address the diverse requirements of wide area networking, WAN equipment providers must provide compatibility in their equipment with different communications standards. WAN equipment OEMs traditionally addressed this need for systems compatibility through multiple and often redundant board-level approaches, containing analog circuit designs made up of many discrete interface drivers and receivers, along with switches, jumpers or relays to steer the appropriate signals to the connector. The Company's solution was to develop the first single-chip multi-protocol interface transceiver circuit. These circuits are programmable and dynamically support signals compliant with up to eight different serial interface standards. The Company's products provide network suppliers with the ability to replace multiple chip and discrete device configurations with a single chip solution, allowing systems designers to reduce space and power requirements in their equipment. The Company's SP300 series of interface transceivers each support two protocols, such as RS-232 and the RS-485, while the Company's SP500 Series was the industry's first fully integrated transceiver, supporting up to eight of the most popular serial interface standards for WAN interfaces. As 3V based microprocessor systems have become more common, SIPEX has introduced families of 3V RS-232 and RS-485. The main product features include fully compliant operation at 3V power supply with +/-15kV of ESD protection. The products are mainly sold into battery powered portable products that have a need to interface to peripheral equipment; including laptop computers, PDAs, and hand held data terminals.

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

     Electroluminescence and Application Specific Standard Products. The Company has targeted the battery powered/portable products market to leverage its design expertise and the process capability provided by the Company's internal dielectric isolation ("DI") wafer fabrication production line. The DI process allows single chip designs to operate efficiently with both very low voltage (1V) and very high voltage (160V) without interference or breakdown between adjacent circuits. The Company's designers, in cooperation with Timex Corporation ("Timex"), developed a proprietary electroluminescent ("EL") driver device, which provides the enabling technology for the Indiglo(R) night-light. This custom integrated circuit creates a 100V AC signal from a 3V DC battery within the watch to light the backlight material. Using this technology, the Company is providing backlighting solutions for pagers, cell-phones and handheld electronic equipment manufacturers. The Company intends to continue its focus in this area on high volume commercial/consumer markets, in which the attributes of the DI fabrication process or the Company's design capabilities can add value for the customer.

     Data Converter Products. Data converter products are incorporated into systems that translate real world (analog) events into digital data which can be manipulated by a microprocessor. The Company's analog-to-digital and digital-to-analog products are components that allow microprocessors to monitor real world conditions, and then control responses to the conditions monitored. The main focus of the Company's product offerings has been high performance 12-bit analog-to-digital and digital-to-analog converters. The Company believes that the data converter marketplace for 12-bit products is highly fragmented, and design wins are characterized by long life cycles. The primary markets served by the Company are industrial controls, instrumentation and test equipment. The Company expects sales of data converter products to decline in future years as Sipex continues to focus resources on its target markets.

     Power Management Products. The Company's power management products specialize in the areas of voltage control and measurement, voltage conversion and battery charging. The purpose of these products is to monitor the power supplied to digital circuits such as microprocessors and random access memory ("RAM") in battery operated systems. As the main battery voltage to the system is slowly decreased by usage, a backup battery takes over to keep power to the system long enough so that the microprocessor instructions and RAM are saved and powered down in a safe state. If there is no activity from the microprocessor during a period of time, the microprocessor is reset so that it starts-up at a known state in case of errors during power-up, power-down, and intermittent power losses. Any power glitches or faults that can cause harm to the system or data loss at any time can be minimized by implementing a microprocessor supervisory circuit. Any portable equipment that uses microprocessors, microcontrollers, or memory in the system will require some kind of detection circuitry to monitor the power supply and battery output.

     Aerospace and Assembled Products. The Company's precision high reliability assembled products are sold to commercial customers engaged in various aerospace and military programs. The Company is not currently designing new products for the military market. The Company expects sales of products for military applications to continue to decline in the future as the Company continues to focus its resources on its target markets in the commercial sector.

     The following table identifies the list of current applications for the Company's products, identified by end market:

MARKET                                    USER APPLICATION
------                                    ----------------
Networking/Data Communications.....  Workstations
                                     Notebook PCs
                                     Desktop PCs
                                     Printers
                                     POS Terminals
                                     Modems
                                     Fax Machines
                                     Bridges
                                     Routers
                                     Frame Relay
                                     Servers
Consumer...........................  PDAs
                                     Watches
                                     Clocks
                                     Remote Controls
                                     Key Pads
                                     Cameras
                                     Radios
                                     Automotive
Telecommunications.................  Cellular Phones
                                     Cordless Phones
                                     Satellites
                                     Base Stations
                                     Pagers
                                     PBX
                                     Global Positioning Systems
Industrial Controls &
Instrumentation....................  Test Equipment
                                     Robotics
                                     Data Recorders
                                     Analyzers
                                     Meters
                                     Factory Automation
                                     Automotive

MARKET                                    USER APPLICATION
------                                    ----------------
Aerospace/Military.................  Satellites
                                     Missile Systems
                                     Engine Controls
                                     Braking Systems
                                     Aircraft

SALES AND DISTRIBUTION

     The Company sells its products to OEM customers either directly through its direct sales force and with the assistance of a network of independent sales representatives, or indirectly through independent distributors. The Company is seeking to broaden its customer base by increasing sales through its distributor network. Domestic and international distributor sales were approximately 46%, 48% and 42% of net sales in 1998, 1997 and 1996 respectively.

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

     In North America, Sipex sells its products through 19 independent sales representative organizations having a total of 40 offices, and 3 distributors having a total of 140 sales locations. These independent entities are selected for their ability to provide effective field sales, marketing communications and technical support to the Company's customers. Sipex has entered into Representative or Distributor Agreements with each of its independent distributors and sales representatives. These agreements typically provide for the independent distributor to act as a non-exclusive distributor for one or more products within a specific territory and also permit sales representatives to act as an exclusive or a non-exclusive sales representative in appropriate circumstances. The Company maintains a separate price list for products sold to distributors, which typically reflects discounts from the prices charged to customers in direct sales transactions. Sales representatives directly solicit orders for the Company's products, which the Company fills directly with the customer, generating a commission from the Company to the sales representative. On a semi-annual basis, distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 10% of their total purchases during the most recent six-month period.

     Outside North America, Sipex sells its products through 33 distributors having a total of 154 sales locations. International sales in 1998, 1997 and 1996 were approximately $24.0 million, $19.6 million, and $12.1 million, respectively, representing 36.6%, 38.2%, and 32.5% of net sales, respectively. In connection with its international sales, the Company is subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, the Company has not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. The Company currently does not have a policy relating to hedging.

CUSTOMERS

     The Company's customer base is comprised of merchant manufacturers, electronics distributors, and customers with captive manufacturing operations. The captive manufacturers use the Company's products as integral components in their equipment and systems. In certain cases, the Company sells its products to a subcontract-assembly company specified by the captive manufacturer. The merchant manufacturers typically function as original equipment manufacturers ("OEMs") as well as suppliers of sub-systems to other OEMs.

     The Company's customers, none of which accounted for more than ten percent of net sales in 1998, or 1997, include Cisco Systems, Inc., Hewlett-Packard Co., Motorola, Inc., Cabletron Systems, Inc., Lucent Technologies, Inc., Newbridge Networks Corp., 3Com Corp., and Pairgain Technologies, Inc. in the networking/data communications markets; Cidco, Inc., Elo Touchsystems, Federal Express Corp., Timex

Corporation, International Business Machines Corp., Sharp Corp., Mitsubishi Corp. and Dassault Aviation S.A. in the consumer and communications markets; and Andover Controls Corp., Siemens Corporation and Honeywell, Inc. in the industrial controls market. Customers incorporating the Company's high reliability assembled products for military applications include Honeywell, Inc., Raytheon Company and Lockheed Martin Corp.

BACKLOG

     The Company's product backlog was approximately $25.6 million at December 31, 1998 compared to $24.8 million in 1997. The Company generally includes in backlog all orders scheduled for delivery within one year. However, the Company's business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Sipex generally permits orders to be canceled or rescheduled without significant penalty to the customers. As a result, the quantities of the Company's products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenues.

MANUFACTURING

     SIPEX manufactures semiconductor wafers for its dielectric isolation complementary bipolar products in its own facility to optimize the performance of these products and maintain a high degree of manufacturing control. The Company's manufacturing facilities in California include a four-inch wafer fabrication facility and a clean room. The Company's facilities have been certified as ISO-9001 compliant. In March 1998, the Company entered into an Operating Lease Agreement for the construction and lease of a 56,000 square foot wafer fabrication facility and office space in Milpitas, California which is expected to be completed in the first quarter of 1999. This facility will provide expanded capacity for the manufacture of wafers and is expected to be operational in the third quarter of 1999. Although the Company expects the new fabrication facility to be completed in the first quarter of 1999 and be operational in the third quarter, there can be no assurance that the Company will meet this timetable and the Company may experience unexpected delays in this process.

     SIPEX broadens its manufacturing capabilities by using third-party foundries to produce junction isolation BiCMOS processed wafers and CMOS processed wafers. The use of third-party foundries enables the Company to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. The Company uses three different third-party foundries to supply fully processed semiconductor wafers for its junction isolation BiCMOS and CMOS products, all of which foundries have been certified as IS0-9001 compliant. Sales of these products collectively represented approximately 35.6% in 1998 of the Company's net sales, approximately 38.7% in 1997 and approximately 41.2% in 1996, and are expected to remain a significant percentage of net sales in the future. The Company believes it has good long-term relationships with its third-party foundry suppliers and such relationships are stable.

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

     The Company's subcontractors may also be subject to capacity, yield and quality problems or may have difficulty obtaining critical raw materials, which could result in disruptions in the supply of assembled products. The Company's reliance on third-party foundries and independent subcontractors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The occurrences of any supply or other problems resulting from such risks could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company received a Notice of Potential Liability from the Environmental Protection Agency ("EPA") in June 1993 concerning a landfill identified as a Superfund Site. The Company has denied any liability and believes the ultimate outcome of this matter will not have a material impact on the Company.

PRODUCT QUALITY ASSURANCE AND RELIABILITY

     The Company is committed to customer satisfaction and continuous improvement in all aspects its business. This is accomplished through a comprehensive quality and reliability system founded on documented procedures. The Company uses quality tools such as statistical process control, cross-functional teaming, and advanced statistical analysis in its qualification, production processes, and improvement activities. The Company maintains strong relationships with its subcontractors and routinely qualifies suppliers to established standards. The Company is ISO-9001 Registered and has continuously maintained conformance to MIL-PRF-38534.

PATENTS, LICENSES AND TRADEMARKS

     The Company seeks to protect its proprietary technology through patents and trade secret protection. Currently, Sipex holds a number of patents expiring on various dates between the years 1999 and 2018 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While the Company intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, the Company also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that the Company's patents or applicable trade secret laws will provide adequate protection for the Company's technology against competitors who may develop or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

     Pursuant to license agreements, the Company pays a royalty to Timex Corporation for certain electroluminescent product sales and to Maxim Integrated Products for certain interface product sales. The Company continues to receive royalty payments from Analog Devices Incorporated for certain licensed interface products.

     In October 1998, the Company entered into a royalty bearing license agreement with the Lemelson Medical, Education and Research Foundation, Limited Partnership, ("the Lemelson Foundation") by which the Company acquired the right to use the technology claimed in issued patents and pending patent applications owned by the Lemelson Foundation. The agreement not only permits the Company to use the patented technology for the life of the licensed patents but also provides a covenant not to sue for any use of the patented technology by the Company which may have occurred before the license agreement was entered into.

RESEARCH AND DEVELOPMENT

     SIPEX believes that continued introduction of new products in its target markets is essential to its growth. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring diverse competencies to achieve customers' desired performance. The Company supports its key designers with an infrastructure of product and test engineers who perform various support functions and allow the designer to focus on the core elements of the design.

     In 1998, 1997 and 1996, the Company spent approximately $6.7 million, $5.4 million and $4.7 million, respectively, on research and development, representing, 10.2%, 10.6% and 12.7% respectively, of net sales for such periods. The Company expects that expenditures in support of research and development activity will continue to increase in absolute dollars in the near future.

     The Company's ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. The Company's research and development efforts are directed primarily at designing and introducing new products and technologies. The Company continually upgrades its internal technology while also working with foundries to develop new technologies for new generations of products. In addition, the Company continually refines its manufacturing practices and technology to improve yields of its products.

COMPETITION

     The Company competes in the high performance segment of the analog integrated circuit market. The analog integrated circuit segment of the semiconductor industry is intensely competitive, and many major semiconductor companies presently compete or could compete in some segment of the Company's market. The Company's primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than SIPEX. The Company's current primary competitors in the high-performance segment of the analog circuit market include Analog Devices, Inc., Linear Technology Corp. and Maxim Integrated Products, Inc. Although foreign companies active in the semiconductor market have not traditionally focused on the high performance analog market, many foreign companies have the financial and other resources to participate successfully in these markets, and there can be no assurance that they will not become formidable competitors in the future.

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

SEASONAL ASPECTS

     None.

ENVIRONMENTAL REGULATION

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

EMPLOYEES

     At December 31, 1998, the Company had 299 full-time employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES:

     The Company's corporate office and principal manufacturing facility are located in Billerica, Massachusetts. Information regarding the principal plants and properties appears below:

                                                         APPROXIMATE       OWNED OR        LEASE
                                                        FACILITY SIZE    LEASED: LAND    EXPIRATION
LOCATION                               DESCRIPTION      (SQUARE FEET)     AREA OWNED        DATE
--------                              --------------    -------------    ------------    ----------
Billerica, Massachusetts............   Manufacturing       66,600           Leased       01/31/2008
                                      General Office

                                                         APPROXIMATE       OWNED OR        LEASE
                                                        FACILITY SIZE    LEASED: LAND    EXPIRATION
LOCATION                               DESCRIPTION      (SQUARE FEET)     AREA OWNED        DATE
--------                              --------------    -------------    ------------    ----------
Milpitas, California(1).............   Manufacturing       30,500           Leased       04/30/2002
                                      General Office
Milpitas, California(2).............   Manufacturing       56,000           Leased       07/01/2004
                                      General Office
San Jose, California................   Manufacturing       12,500           Leased       12/31/2000
Munich, Germany.....................  General Office        2,500           Leased       02/28/2003
Hampshire, England..................  General Office          360           Leased       07/05/2000
Tokyo, Japan........................  General Office        1,800           Leased       01/31/2001
Zaventem, Belgium...................  General Office        3,000           Leased       02/28/2001

---------------
(1) This facility will be closed during 1999.

(2) In March 1998, the Company entered into an Operating Lease Agreement for the construction and lease of a 56,000 square foot wafer fabrication facility and office space in Milpitas, California which is expected to be completed in the first quarter of 1999 and is expected to be fully qualified in the third quarter of 1999.

ITEM 3.  LEGAL PROCEEDINGS:

     The Company is not a party to any material legal proceedings. See also "Item 1 -- Business Patents, Licenses and Trademarks".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF SIPEX

     Information relating to the executive officers of the Company is set forth below. All officers held office as of December 31, 1998.

NAME, AGE & POSITION                                        BUSINESS EXPERIENCE
--------------------                                        -------------------
James E. Donegan -- Age 53...............  Mr. Donegan joined the Company in April 1985 as
  Chairman, President   and Chief          Chairman of the Board, Chief Executive Officer and
Executive   Officer and Director           President of the Company. Mr. Donegan currently serves
                                           as a Director of Genesis Microchip, Inc., a
                                           manufacturer of video semiconductors. Before joining
                                           the Company, Mr. Donegan held the position of Group
                                           Vice President of the Electronic Components Group at
                                           Midland Ross Corporation.
Frank R. DiPietro -- Age 51..............  Mr. DiPietro joined the Company in December 1983 as
  Executive Vice President, Finance,       Chief Financial Officer and Treasurer. He was
  Chief Financial Officer,   Treasurer     appointed Vice President of Finance in January 1985,
and Clerk                                  Senior Vice President in June 1985 and Executive Vice
                                           President in November 1996. From November 1979 to
                                           November 1983, Mr. DiPietro served as a Controller at
                                           Digital Equipment Corp.

NAME, AGE & POSITION                                        BUSINESS EXPERIENCE
--------------------                                        -------------------
Raymond W.B. Chow -- Age 50..............  Mr. Chow joined the Company in October 1988. He was
  Senior Vice President,   Chief           appointed Senior Vice President of Interface Products
Technology   Officer                       in August 1994 and Chief Technology Officer in July
                                           29, 1998. From March 1982 to October 1988, Mr. Chow
                                           was President and Chief Executive Officer of Barvon
                                           BiCMOS Technology, Inc. ("Barvon"), a company Mr. Chow
                                           founded in 1982.
Yener Gurler -- Age 59...................  Mr. Gurler joined the Company in August 1992 as Fab
Senior Vice President, Operations          Manager. He was appointed Vice President, Fab
                                           Operations in 1997 and Senior Vice President,
                                           Operations in 1998. He joined the Company from
                                           Universal Semiconductor where he held the position of
                                           Vice President, Operations.
Timothy Dhuyvetter -- Age 46.............  Mr. Dhuyvetter joined the Company in January 1987. In
  Senior Vice President                    1994, he was appointed Vice President, Application
                                           Specific Products and in 1997 he was appointed Senior
                                           Vice President, Low Power Analog Products. He joined
                                           the Company after serving in various engineering
                                           positions at Philips Corporation. While at Philips,
                                           Mr. Dhuyvetter was awarded three patents in the field
                                           of communications signal processing.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          QUARTERLY STOCK MARKET DATA

                                           DEC. 31, 1998   SEPT. 26, 1998   JUNE 27, 1998   MARCH 28, 1998
                                           -------------   --------------   -------------   --------------
FISCAL 1998
Stock price range per share:
  High...................................      37.438          23.875           35.750          38.188
  Low....................................      18.625          17.250           18.188          25.250

                                           DEC. 31, 1997   SEPT. 26, 1997   JUNE 27, 1997   MARCH 28, 1997
                                           -------------   --------------   -------------   --------------
FISCAL 1997
Stock price range per share:
  High...................................      37.000          34.500           18.500          18.625
  Low....................................      23.500          17.375           11.000          13.875

---------------
* All share data reflects 2 for 1 stock split effected through a 100% dividend on August 18, 1997.

     Net income per share amounts are based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net income per share for the four quarters may differ slightly from net income per share for the year.

     On December 31, 1998, there were approximately 63 shareholders of record. The Company believes that the number of beneficial holders of Common Stock exceeds 1,200. The last reported sale price of the Common Stock on March 22 1999 was $12.5625 per share. The Company has never declared or paid a cash dividend on its capital stock. The Company currently intends to retain all of its earnings to finance future growth and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:

     Selected financial data for the last five years appear below:

                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
OPERATING RESULTS
Net Sales................................  $65,557    $51,210    $37,311    $29,979    $22,823
Gross Profit.............................   33,344     24,540     15,873     10,900      4,592
     As a % of net sales.................     50.9%      47.9%      42.5%      36.4%      20.1%
Depreciation and amortization............    1,895      1,468        986      2,298      1,416
Research & Development expenses..........    6,717      5,448      4,725      4,399      2,960
Income (loss) from operations............   15,217     10,829      4,484       (970)    (4,340)
Income (loss) before taxes...............   17,029     12,270      4,431     (1,775)    (4,802)
Net income...............................   19,830     13,245      4,277     (1,802)    (4,709)
     As a % of net sales.................     30.2%      25.9%      11.5%      (6.0)%    (20.6)%
Net income (loss) per common share --
  basic..................................     1.11       0.76       0.32      (0.19)     (0.50)
Net income (loss) per common share --
  assuming dilution......................  $  1.06    $  0.71    $  0.29    $ (0.19)   $ (0.50)

FINANCIAL DATA
Cash/short-term investments..............  $25,792    $39,985    $37,474    $   257    $   176
Restricted cash equivalents and
  securities.............................   24,261         --         --         --         --
Total assets.............................   99,496     72,982     57,649     15,870     13,360
Working capital..........................   53,296     59,403     49,920      7,307      5,942
Current ratio............................     8.85      12.63      12.89       2.25       2.56
Capital expenditures.....................    4,573      6,505      1,852      1,214        444
Shareholders' equity (deficit)...........   92,710     67,868     53,409     (1,884)       (67)

---------------
* All data reflects 2 for 1 stock split effected through a 100% dividend on August 18, 1997

(1) After classifying restricted cash equivalents and securities amounting to $24.3 million to long-term assets in connection with the pledge of securities as collateral to a new lease agreement.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   49.1     52.1     57.5
                                                              -----    -----    -----
Gross profit................................................   50.9     47.9     42.5
Operating expenses:
  Research and development..................................   10.2     10.6     12.7
  Marketing and selling.....................................   10.0     10.2     12.1
  General and administrative................................    5.7      6.0      5.7
  Facility Exit Costs.......................................    1.7       --       --
                                                              -----    -----    -----
Total operating expenses....................................   27.7     26.8     30.5
                                                              -----    -----    -----
Income from operations......................................   23.2     21.1     12.0
Other income/(expense), net.................................    2.8      2.8     (0.1)
                                                              -----    -----    -----
Income before income taxes..................................   26.0     23.9     11.9
                                                              =====    =====    =====

  Fiscal Year Ended December 31, 1998 compared to Fiscal Year Ended December 31, 1997

     Net sales increased 28.0% to $65.6 million for the year ended December 31, 1998 compared to $51.2 million for the year ended December 31, 1997. The increase in net sales was primarily due to higher unit shipments resulting from continued introductions of new products and increased market acceptance of the Company's proprietary and second source products. The average selling price for the Company's products declined slightly during the year. Approximately 37% of the Company's net sales was derived from international customers in 1998 vs. 38% in 1997. Geographically, the Company experienced sales growth of 31% in the U.S. and 23% internationally, primarily in Europe. Sales to Japan and the Rest of the World, primarily the Pacific Rim countries, increased 8% over the prior year. International sales were lower as a percentage of net sales in 1998 vs. 1997 due to prolonged weakness in the Asian markets.

     Gross profit was $33.3 million or 50.9% of net sales in 1998 vs. $24.5 million in 1997. The improvements in 1998 over 1997 were primarily due to the absorption of certain fixed costs over a larger sales base, manufacturing efficiencies and increased market acceptance of the Company's proprietary and application specific standard products. This was partially offset by the slightly lower average selling price for the Company's products.

     Research and development ("R&D") expenses were $6.7 million and $5.4 million in 1998 and 1997 or 10.2% and 10.6% of net sales, respectively. The increase in R&D expense in 1998 as compared to 1997 was due primarily to an increase in staffing, particularly design engineering personnel and higher spending for development mask sets and test wafers.

     Marketing and selling expenses were $6.6 million and $5.2 million in 1998 and 1997 or 10.0% and 10.2% of net sales, respectively. The increase in marketing and selling expenses in 1998 over 1997 was due primarily to an increase in staffing, particularly sales personnel, and an increase in commission cost associated with sales.

     General and administrative expenses were $3.7 million and $3.0 million in 1998 and 1997 or 5.7% and 6.0% of net sales, respectively. The increase in general administration expense was due primarily to increased legal and other related professional expenses. The increase is also the result of a write-off of a customer account receivable.

     The facility exit costs of $1.1 million represent the estimated cost of the closure of the current manufacturing facility in Milpitas, California and the sales office in France. The charge for property, plant and equipment represents the write-down to the net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Severance and other employee related costs were included for a reduction of one employee related to the facility relocation from France to Belgium.

     Other income, net was $1.8 million and $1.4 million in 1998 and 1997, respectively. The year over year increase in other income was due primarily to higher interest income arising from increases in cash, cash equivalent and short-term investments which grew $10.1 million and $2.5 million in 1998 and 1997, respectively.

     The Company recorded an income tax benefit of ($2.8) million for 1998 and income tax benefit of ($975,000) for 1997, resulting in an effective income tax benefit rate of (16.4%) in 1998 compared to an effective rate of (7.9%) in 1997. These effective rates differed from the statutory rate due to the Company's utilization of its net operating loss carryforwards which were previously reserved, and additionally, to the reduction of a portion of the valuation allowance for future tax benefits expected to be realized in the future. See also Notes to the Consolidated Financial Statements.

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

     General and administrative expenses increased to 6.0% of net sales in 1997 from 5.7% in 1996. In absolute dollars, general and administrative expenses increased to $3.0 million in fiscal 1997 from $2.1 million in 1996. The increase in 1997 was due primarily to increased travel and professional related expenses.

     Other income (expense), net increased to $1,400,000 of income in 1997 from ($53,000) of expense in 1996 primarily as a result of interest income earned on proceeds of the Company's two public offerings as well as interest earned on increased cash flow from operations in 1997.

     The Company recorded income tax benefit of ($975,000) for 1997 and income tax expense of $154,000 for 1996 resulting in an effective tax rate of (7.9%) in 1997 compared to an effective tax rate of 3.5% in 1996. These effective rates differed from the statutory rates due to the Company's utilization of its net operating loss carryforwards which were previously reserved and additionally in 1997 to the reduction of a portion of the valuation allowance for future tax benefits expected to be realized in the future. See also Notes to the Consolidated Financial Statements.

  Liquidity and Capital Resources

     In April 1996, the Company raised net proceeds of approximately $18.0 million by issuing common stock in its initial public offering. In November 1996, the Company raised net proceeds of approximately

$33.0 million from the issuance of common stock. The proceeds primarily are used for capital equipment relating to expansion of facilities and general corporate purposes including working capital. A portion of the April 1996 proceeds were applied to pay the $7.5 million in outstanding borrowings to Generale Bank and $4.8 million of indebtedness to affiliates.

     At December 31, 1998, the Company had working capital of $58 million and available funds of $25.8 million consisting of cash and cash equivalents and investment securities. The Company has pledged up to $35 million for cash and cash equivalents and investment securities as security for a lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The facility is expected to be completed in the first quarter of 1999. The Company has classified the amount pledged as retricted long-term assets on the consolidated balance sheet at December 31, 1998. Net cash provided by (used in) operating activities was ($14.6) million, $8.2 million, and ($60,000) in 1998, 1997 and 1996, respectively. Net cash used in operating activities in 1998 consisted primarily of $19.8 million of net income partially offset by a $4.3 million increase in accounts receivable, 2.7 million increase in inventories and $6.9 million increase in deferred taxes, and a $24.3 million increase in restricted cash associated with the pledge discussed above. In 1997, net cash provided by operating activities consisted primarily of $13.2 million of net income partially offset by a $4.3 million increase in accounts receivable, $2.4 million increase in inventories and $1.3 million increase in deferred assets. In 1996, the use of cash supported research and development costs associated with the Company's products and sales and marketing expenses. Net cash used in 1996 was due primarily to a $4.2 million increase in inventories and a $1.3 million decrease in accounts payable offset by $4.3 million of net income and $500,000 reduction in accounts receivable.

     Net cash used in investing activities for property, plant and equipment was $4.6 million, $6.5 million and $1.9 million in 1998, 1997 and 1996, respectively. The growth in 1998 capital investment related to the expansion of wafer manufacturing in San Jose, California and equipment upgrades in all facilities.

     Net cash provided by financing activities was $5.1 million, $802,000 and $39.1 million in 1998, 1997 and 1996, respectively. In 1998, $5.1 million was provided by the issuance of common stock on the exercise of options pursuant to the Company's stock plans offset partially by the repayments of $45,000 of capital lease obligations. In 1997, $982,000 was provided by the issuance of common stock on the exercise of options or pursuant to the Company's stock plans offset partially by the repayments of approximately $180,000 of capital lease obligations. In 1996, $51.0 million was provided by the issuance of common stock in two public offerings offset partially by the repayments of approximately $12.0 million of long-term debt.

     At December 31, 1998, the Company has U.S. net operating loss carryforwards of approximately $24.4 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2010. The tax benefit of utilization of approximately $8.6 million of these net operating loss carryforwards will result in an increase in additional paid-in capital when realized. As of December 31, 1998, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7,400,000 as a result of such an ownership change which occurred on September 30, 1996.

     The Company anticipates that the available funds and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

  New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effects of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

     The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. The Company will comply with the provisions of SOP 98-1 in fiscal 1999. The adoption of this SOP is not expected to have a material impact on the Company's financial position or results of operations

     The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This Statement requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company will comply with the provisions of SOP 98-5 in fiscal 1999. The adoption of this SOP is expected to have no impact on the Company's financial position or results of operations.

  Factors Affecting Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including in this Form 10-K) may contain statements which are not historical facts, so called "forward-looking statements", and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in the Company's other filings with the Securities and Exchange Commission.

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

  Year 2000 Readiness Disclosure Statement

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

     The Company has assessed its information technology systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and has determined the nature and extent of the work required, if any, to make these internal systems Year 2000 compliant. In the third quarter of fiscal 1998, the Company selected new enterprise and manufacturing software systems which are Year 2000 compliant and began implementation of these systems in the fourth quarter of 1998. Implementation is scheduled to be fully complete by September 1999. The Company's business is dependent upon its information systems which are an integral part of all major business processes. As the Company progresses through the implementation of these critical operational and logistical modules, there is a risk that these implementations could be delayed, could experience difficulties or in fact may not be successful and could adversely affect future results of operations and cash flows. The Company's current enterprise and manufacturing system is being upgraded to become Year 2000 compliant in the second quarter of 1999 and will remain in place until the new system is fully operational. In addition, the Company's semiconductor manufacturing and payroll systems are being updated and are expected to be Year 2000 compliant by September 1999. Future expenditures on the general upgrade of internal computer systems are estimated to be $2 million, a portion of which would be to become Year 2000 compliant. The majority of these expenditures will be capitalized in 1999 to the extent in which they relate to the costs of implementation of new systems. Year 2000 remediation costs will be expensed as incurred.

     The Company has conducted a written survey of its foundries and other suppliers of products and services with which it has a material relationship in order to identify and assess their Year 2000 readiness and compliance, and any negative impacts that any non-compliance could have on the Company. Based upon the survey responses, the Company found all of these principal suppliers to be Year 2000 compliant. Although management believes the Company's systems will be Year 2000 compliant, the failure of the Company's suppliers to address the Year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. In addition, the Company continues to work with its customers to identify potential Year 2000 issues with its customers' products. Many of the Company's key customers are Fortune 500 companies, are sensitive to Year 2000 issues and are expected to be Year 2000 compliant. However, the Company continues to survey its customers and monitor their progress in ensuring Year 2000 compliance. The Company is not actively engaged in preparing contingency plans in the event that key customers or suppliers fail to become Year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

     At this time, the Company believes that its most reasonably likely worst case Year 2000 scenario is that it will be unable to successfully complete the implementation of its enterprise and manufacturing systems discussed above. However, the Company has developed contingency plans for this risk and continues to develop further contingency plans for both mission critical and non-mission critical systems as it identifies the Year 2000 risks.

     Various statements in this discussion of Year 2000 issues are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the wide variety of information systems and components, both hardware and software, that must be evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the

Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

     Investment Rate Risk -- The Company's investment portfolio includes debt instruments that are primarily United Stated government bonds of less than one year in duration. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. The Company's investment portfolio also consists of certain commercial paper which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The Company's Consolidated Financial Statements and related Independent Auditors' Report are presented in the following pages.

Independent Auditors' Report

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Operations for the year ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for the year ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the year ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1999, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998, in the table under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1999, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998, under the caption "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1999, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998, in the tables under the captions "Principal Shareholders" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 28, 1999, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998, under the caption "Certain Transactions."

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

        Independent Auditors' Reports

        Consolidated Balance Sheets at December 31, 1998 and 1997

        Consolidated Statements of Operations for the Year Ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the Year Ended December 31, 1998, 1997 and 1996

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

          3(b). Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIPEX CORPORATION

                                          By: /s/   JAMES E. DONEGAN
                                            ------------------------------------
                                                      James E. Donegan
                                            Chairman of the Board of Directors,
                                             Chief Executive Officer, President
                                                         and Director

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

NAME                                                                 TITLE                       DATE
----                                                                 -----                       ----
               /s/ JAMES E. DONEGAN                    Chairman of the Board of             March 29, 1999
---------------------------------------------------      Directors, President, Chief
                 James E. Donegan                        Executive Officer, (principal
                                                         executive officer) and Director

               /s/ FRANK R. DIPIETRO                   Executive Vice President, Chief      March 29, 1999
---------------------------------------------------      Financial Officer, Treasurer
                 Frank R. DiPietro                       (principal financial officer
                                                         and accounting officer) and
                                                         Clerk

                 /s/ DANIEL DEROUX                     Director                             March 29, 1999
---------------------------------------------------
                   Daniel Deroux

                 /s/ MANFRED LOEB                      Director                             March 29, 1999
---------------------------------------------------
                   Manfred Loeb

                /s/ LIONEL H. OLMER                    Director                             March 29, 1999
---------------------------------------------------
                  Lionel H. Olmer

                /s/ JOHN L. SPRAGUE                    Director                             March 29, 1999
---------------------------------------------------
                  John L. Sprague

            /s/ DR. STEWARD S. FLASCHEN                Director                             March 29, 1999
---------------------------------------------------
              Dr. Steward S. Flaschen

                 /s/ WILLY SANSEN                      Director                             March 29, 1999
---------------------------------------------------
                 Dr. Willy Sansen

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION                           PAGE
-------                          -----------                           ----
 3.1     Restated Articles of Organization of the Company, as amended
         (filed as Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (File No. 333-1328, and incorporated herein by reference)........................................
 3.2     Restated By-Laws of the Company, as amended (filed as
         Exhibit 3.2 to the Company's Registration Statement on Form
         S-1, File No. 333-1328, and incorporated herein by
         reference)..................................................
 4.2     Form of Indemnification Agreement for directors and officers
         (filed as Exhibit 4.2 to the Company's Registration
         Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)........................................
10.1     1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference).........
10.2     1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference).........
10.3     1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference).........
10.4     1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference).........
10.5     1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference).............
10.6     1996 Non-Employee Director Stock Option Plan (filed as
         Exhibit 10.6 to the Company's Registration Statement on Form
         S-1, File No. 333-1328, and incorporated herein by
         reference)..................................................
10.7     1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference).............
10.8     Agreement of Lease, dated January 31, 1996, between the
         Company and ATC Billerica Corporation pertaining to 22
         Linnell Circle, Billerica, Massachusetts (filed as Exhibit
         10.8 to the Company's Registration Statement on Form S-1,
         File No. 333-1328, and incorporated herein by reference)....
10.9     Lease Agreement, as amended, dated June 12, 1986, between
         the Company and Greenback Associates (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference).........
10.10    Employment Agreement, dated January 1, 1988, between the
         Company and James E. Donegan (filed as Exhibit 10.10 to the
         Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference).............
10.11    Employment Agreement, dated January 1, 1988, between the
         Company and Frank R. DiPietro (filed as Exhibit 10.11 to the
         Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference).............
10.12    Employment Agreement, dated January 1, 1996, between the
         Company and Raymond W.B. Chow (filed as Exhibit 10.12 to the
         Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference).............

EXHIBIT
NUMBER                           DESCRIPTION                           PAGE
-------                          -----------                           ----
10.13    Form of Sales Representative Agreement (filed as Exhibit
         10.15 to the Company's Registration Statement on Form S-1,
         File No. 333-1328, and incorporated herein by reference)....
10.14    Form of Distributor Agreement (filed as Exhibit 10.16 to the
         Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference).............
10.15    1997 Incentive Stock Option Plan (filed as Appendix A to the
         Company's definitive Proxy Statement for the Special Meeting
         In Lieu Of Annual Meeting Of Shareholders held May 30,
         1997).......................................................
10.16    Promissory Note dated December 4, 1998 by and between the
         Company and Timothy J. Dhuyvetter...........................
10.17    Pledge and Security Agreement dated December 4, 1998 by and between the Company and Timothy J. Dhuyvetter...............
10.18    Promissory Note dated December 14, 1998 by and between the
         Company and Frank R. DiPietro...............................
10.19    Pledge and Security Agreement dated December 14, 1998 by and between the Company and Frank R. DiPietro...................
10.20*   License Agreement between Timex Corporation and SIPEX
         Corporation dated July 1, 1997 (previously filed as an
         exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by
         reference)..................................................
11.1     Computation of earnings per share...........................
21.1     Subsidiaries of the Company (filed as Exhibit 21.1 to the
         Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference).............
23.1     Consent of KPMG Peat Marwick LLP, independent accountants...
27.1     Financial Data Schedule.....................................

---------------
* Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                               SIPEX CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report................................    F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................    F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.......................    F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998, 1997, and 1996..........    F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................    F-6
  Notes to Consolidated Financial Statements................  F-7-F16

                          INDEPENDENT AUDITORS' REPORT

The Board Of Directors and Shareholders
SIPEX Corporation

     We have audited the accompanying consolidated balance sheets of SIPEX Corporation (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIPEX Corporation as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

Boston, Massachusetts
February 12, 1999

                               SIPEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,809,720    $ 23,886,793
  Short-term investment securities..........................     7,981,581      16,098,556
  Accounts receivable, less allowances of $449,000 and
     $596,000 at December 31, 1998 and 1997, respectively...    12,861,527       8,693,271
  Inventories...............................................    16,682,194      13,988,374
  Deferred income taxes -- current..........................     3,522,660       1,342,999
  Prepaid expenses and other current assets.................     1,224,924         499,008
                                                              ------------    ------------
          Total current assets..............................    60,082,606      64,509,001
Property, plant, and equipment, net.........................    10,305,590       8,345,348
Restricted cash equivalents and securities..................    24,261,229              --
Deferred income taxes.......................................     4,741,000              --
Other assets................................................       105,859         127,405
                                                              ------------    ------------
          Total assets......................................  $ 99,496,284    $ 72,981,754
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $      7,719    $     45,118
  Accounts payable..........................................     3,560,634       2,771,244
  Accrued expenses..........................................     3,218,031       2,289,877
                                                              ------------    ------------
          Total current liabilities.........................     6,786,384       5,106,239
Long-term debt..............................................            --           7,904
                                                              ------------    ------------
          Total liabilities.................................     6,786,384       5,114,143
                                                              ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized and no shares issued or outstanding at
     December 31, 1998 and 1997.............................            --              --
  Common stock, $.01 par value, 40,000,000 shares authorized and 17,979,812 and 17,711,422 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................       179,798         177,114
  Additional paid-in capital................................   102,704,228      97,586,345
  Accumulated deficit.......................................   (10,228,627)    (30,058,981)
  Accumulated Other Comprehensive Income....................        54,501         163,133
                                                              ------------    ------------
          Total shareholders' equity........................    92,709,900      67,867,611
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $ 99,496,284    $ 72,981,754
                                                              ============    ============

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net sales...........................................  $65,556,856    $51,209,737    $37,310,910
Cost of sales.......................................   32,213,107     26,670,273     21,437,878
                                                      -----------    -----------    -----------
          Gross profit..............................   33,343,749     24,539,464     15,873,032
Operating expenses:
  Research and development..........................    6,716,739      5,448,183      4,724,652
  Marketing and selling.............................    6,552,306      5,215,424      4,551,842
  General and administrative........................    3,719,893      3,047,118      2,112,290
  Facility exit costs...............................    1,138,000             --             --
                                                      -----------    -----------    -----------
          Total operating expenses..................   18,126,938     13,710,725     11,388,784
                                                      -----------    -----------    -----------
Income from operations..............................   15,216,811     10,828,739      4,484,248
Other income (expense):
  Interest income (expense), net....................    2,262,880      2,012,222        144,430
  Other, net........................................     (450,820)      (570,757)      (197,390)
                                                      -----------    -----------    -----------
                                                        1,812,060      1,441,465        (52,960)
                                                      -----------    -----------    -----------
Income before income taxes..........................   17,028,871     12,270,204      4,431,288
Income tax expense (benefit)........................   (2,801,483)      (975,000)       154,169
                                                      -----------    -----------    -----------
Net Income..........................................  $19,830,354    $13,245,204    $ 4,277,119
                                                      ===========    ===========    ===========
Net income per common share -- basic................  $      1.11    $      0.76    $      0.32
                                                      ===========    ===========    ===========
Net Income per common share -- assuming dilution....  $      1.06    $      0.71    $      0.29
                                                      ===========    ===========    ===========
Weighted average common shares
  outstanding -- basic..............................   17,831,451     17,427,068     13,284,026
                                                      ===========    ===========    ===========
Weighted average common shares -- assuming
  dilution..........................................   18,722,018     18,581,062     14,699,912
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON STOCK                                                          TOTAL
                                          ---------------------    ADDITIONAL                       OTHER       SHAREHOLDERS'
                                          NUMBER OF    $.01 PAR     PAID-IN      ACCUMULATED    COMPREHENSIVE      EQUITY
                                            SHARES      VALUE       CAPITAL        DEFICIT         INCOME         (DEFICIT)
                                          ----------   --------   ------------   ------------   -------------   -------------
Balance at December 31, 1995............   4,685,306   $ 46,853   $ 45,467,658   $(47,581,304)    $ 182,822      $(1,883,971)
                                          ==========   ========   ============   ============     =========      ===========
Issuance of common stock under
  option plans..........................     238,178      2,382         92,893             --            --           95,275
Issuance of common stock through public
  offerings.............................   3,610,715     36,107     50,911,045             --            --       50,947,152
Comprehensive Income:
  Net income............................          --         --             --      4,277,119            --        4,277,119
  Other comprehensive income:
    Foreign currency translation
      adjustments.......................          --         --             --             --       (26,601)         (26,601)
                                          ----------   --------   ------------   ------------     ---------      -----------
Balance at December 31, 1996............   8,534,199   $ 85,342   $ 96,471,596   $(43,304,185)    $ 156,221      $53,408,974
                                          ==========   ========   ============   ============     =========      ===========
Issuance of common stock under
  option plans..........................     407,307      4,073        976,448             --            --          980,521
Tax effect of exercises of stock
  options...............................          --         --        226,000             --            --          226,000
2:1 split...............................   8,769,916     87,699        (87,699)            --            --               --
Comprehensive Income:
  Net income............................          --         --             --     13,245,204            --       13,245,204
  Other comprehensive income:
    Foreign currency translation
      adjustments.......................          --         --             --             --         6,912            6,912
                                          ----------   --------   ------------   ------------     ---------      -----------
Balance at December 31, 1997............  17,711,422   $177,114   $ 97,586,345   $(30,058,981)    $ 163,133      $67,867,611
                                          ==========   ========   ============   ============     =========      ===========
Issuance of common stock under
  option plans..........................     251,091      2,511      1,332,823             --            --        1,335,334
Issuance of common stock under stock
  purchase plan.........................      17,299        173        282,632             --            --          282,805
Tax effect of exercises of stock
  options...............................          --         --      3,502,428             --            --        3,502,428
Comprehensive Income:
  Net income............................          --         --             --     19,830,354            --       19,830,354
  Other comprehensive income:
    Foreign currency translation
      adjustments.......................          --         --             --             --      (108,632)        (108,632)
                                          ----------   --------   ------------   ------------     ---------      -----------
Balance at December 31, 1998............  17,979,812   $179,798   $102,704,228   $(10,228,627)    $  54,501      $92,709,900
                                          ==========   ========   ============   ============     =========      ===========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          1998            1997           1996
                                                      -------------   ------------   ------------
Operating activities:
  Net income........................................  $  19,830,354   $ 13,245,204   $  4,277,119
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Allowance for receivables......................         89,133        283,279          8,326
     Depreciation and amortization..................      1,894,568      1,467,706        985,990
     Loss on disposal of capital assets.............        717,915             --             --
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable...     (4,257,389)    (4,271,068)       499,383
       Increase in inventories......................     (2,693,820)    (2,370,709)    (4,240,764)
       Increase in prepaid expenses.................       (725,916)      (210,289)       (66,308)
       Increase in deferred taxes...................     (6,920,661)    (1,342,999)            --
       Decrease in other assets.....................         21,546         43,225         57,290
       Increase (decrease) in accounts payable......        789,390        242,500     (1,330,303)
       Increase (decrease) in accrued expenses......        928,154      1,131,936       (250,975)
       Increase in restricted cash equivalents and
          securities................................    (24,261,229)            --             --
                                                      -------------   ------------   ------------
          Net cash (used in) provided by operating
            activities..............................  $ (14,587,955)  $  8,218,785   $    (60,242)
                                                      -------------   ------------   ------------
Investing activities:
  Proceeds from maturity of investment securities...    426,397,842     76,500,000      2,962,754
  Purchase of investment securities.................   (418,280,868)   (70,239,564)   (25,321,746)
  Purchase of property, plant, and equipment........     (4,572,725)    (6,505,140)    (1,852,166)
                                                      -------------   ------------   ------------
          Net cash used in (provided by) investing
            activities..............................      3,544,250       (244,704)   (24,211,158)
                                                      -------------   ------------   ------------
Financing activities:
  Proceeds from issuance of common stock, net.......      5,120,567        982,010     51,042,427
  Payments of long-term debt........................         (7,904)            --    (11,709,710)
  Payment of capital lease and other debt
     obligations....................................        (37,399)      (179,638)      (197,431)
                                                      -------------   ------------   ------------
          Net cash provided by financing
            activities..............................      5,075,264        802,372     39,135,286
                                                      -------------   ------------   ------------
Effect of foreign currency exchange rate changes on
  cash and cash equivalents.........................       (108,632)        (4,199)        (6,697)
                                                      -------------   ------------   ------------
(Decrease) increase in cash and cash equivalents....     (6,077,073)     8,772,255     14,857,189
Cash and cash equivalents at beginning of period....     23,886,793     15,114,538        257,349
                                                      -------------   ------------   ------------
Cash and cash equivalents at end of period..........  $  17,809,720   $ 23,886,793   $ 15,114,538
                                                      =============   ============   ============
Supplemental cash flow disclosure:
  Cash paid during the period for:
     Income taxes...................................  $     394,800   $     36,800   $     78,169
     Interest.......................................  $       2,935   $     11,535   $    427,735
                                                      =============   ============   ============
Supplemental disclosure of non-cash investing
  activities:
  Acquisition of assets under capital lease
     obligations....................................  $          --   $     27,508   $     12,463
                                                      =============   ============   ============

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     SIPEX Corporation (the "Company") designs, manufacturers and markets high performance and high value added standard analog integrated circuits. Applications for the Company's products include telecommunications, including personal computers and peripherals, battery powered handheld devices, cellular telephones, test equipment, factory automation networking, process controls and satellites. The Company sells its products across the analog semiconductor market and has targeted high-growth sectors that it believes are especially compatible with its design and process capabilities. The Company's product lines are networking/data communications consumer electronics, industrial controls, instrumentation, power management and aerospace and military.

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

  Revenue Recognition

     Revenue from product sales is recognized at the time of shipment. Revenue from engineering service contracts is recorded as performance or as other contractually specified milestones are attained. Additionally, the Company accrues for estimated sales returns upon shipment.

  Cash Equivalents and Short-Term Investments

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. Short-term investments consist of U.S. Government and municipal bond obligations. The company's investments in debt securities were classified as held to maturity which means that the Company has the ability and intent to hold securities until maturity.

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

                               SIPEX CORPORATION

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their useful lives as follows:

                                                          USEFUL LIVES
                                                          ------------
Machinery and Equipment.................................  2-10 years
Furniture, fixtures and office equipment................  5-10 years
Leasehold improvements..................................  Lease term

  Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceed the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

  Foreign Currency Translation

     Foreign currency assets and liabilities are translated into dollars at current rates, and revenues, costs and expenses are translated at average rates during each reporting period. Gains or losses resulting from foreign currency transactions are included in earnings currently, while those resulting from translation of financial statements are shown as a separate component of other comprehensive income in the statement of shareholders' equity. Such transaction gains and losses are immaterial for all periods presented.

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

  Net Income Per Share

     Basic income per share is based upon the weighted average number of common shares outstanding. Income per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Dilutive potential common shares outstanding at December 31, 1998, 1997 and 1996 were approximately 1,850,000, 1,700,000 and 1,600,000, respectively.

2.  FACILITY EXIT COSTS

     In the fourth quarter of 1998, Management of the Company and the Board of Directors approved a plan to close its current manufacturing facility in Milpitas, California and its sales office in France. As part of the plan, the Company will be vacating the current leased facility in Milpitas and moving operations to a new facility in Milpitas. Total estimated costs of $938,000 associated with the closure of the facility include $220,000 for rent, real estate taxes, electricity, heat and water expenses for an estimated six month period after the building is vacated and until it can be sub-leased or sold. The balance of $718,000 represents a charge to

                               SIPEX CORPORATION
current operations for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company's plan includes the closure of its France sales operation and relocation of these activities to the Company's new site in Belgium. As a result of this action, the Company recorded $200,000 of facility exit costs related to severance and other related employee benefit costs. The Company anticipates that substantially all of the facility exit costs will be paid in 1999.

3.  INVENTORIES

     Inventories were as follows:

                                                       1998           1997
                                                    -----------    -----------
Raw materials.....................................  $ 7,139,528    $ 6,424,191
Work-in-process...................................    4,995,003      4,236,586
Finished goods....................................    4,547,663      3,327,597
                                                    -----------    -----------
                                                    $16,682,194    $13,988,374
                                                    ===========    ===========

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment were as follows:

                                                       1998           1997
                                                    -----------    -----------
Machinery and equipment...........................  $33,359,092    $29,470,964
Furniture, fixtures and office equipment..........    2,490,701      2,351,873
Leasehold improvements............................    1,886,079      2,274,898
                                                    -----------    -----------
                                                    $37,735,872    $34,097,735
Less accumulated depreciation and amortization....   27,430,283     25,752,387
                                                    -----------    -----------
                                                    $10,305,590    $ 8,345,348
                                                    ===========    ===========

5.  ACCRUED EXPENSES

     Accrued expenses were as follows:

                                                         1998          1997
                                                      ----------    ----------
Accrued compensation and benefits...................  $1,434,928    $1,138,680
Accrued commissions.................................     263,376       335,049
Accrued royalties...................................     253,443       419,000
Accrued taxes.......................................     445,651       160,000
Other...............................................     820,633       237,148
                                                      ----------    ----------
                                                      $3,218,031    $2,289,877
                                                      ==========    ==========

                               SIPEX CORPORATION

6.  LONG-TERM DEBT

     The Company's long-term debt is summarized as follows:

                                                             1998      1997
                                                            ------    -------
Capital lease obligations.................................  $7,719    $53,022

Less Current Portion......................................   7,719     45,118
                                                            ------    -------
                                                            $   --    $ 7,904
                                                            ======    =======

     Equipment held under capital leases were as follows:

                                                           1998        1997
                                                         --------    --------
Cost...................................................  $760,843    $770,843
Less:  Accumulated depreciation........................   749,806     646,723
                                                         --------    --------
                                                         $ 11,037    $124,120
                                                         ========    ========

     The following is a schedule of principal payments on capital lease obligations:

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
   1999.....................................................  $7,719
   2000.....................................................      --
   2001.....................................................      --
   2002.....................................................      --
                                                              ------
                                                              $7,719
                                                              ======

7.  INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1996, 1997 and 1998 was allocated as follows:

                                                   1998           1997          1996
                                                -----------    -----------    --------
Income from continuing operations.............  $(2,801,482)   $  (975,000)   $154,169
Shareholders' equity for compensation expense
  for tax purposes in excess of amounts
  recognized for financial statement
  purposes....................................   (3,502,428)      (226,000)         --
                                                -----------    -----------    --------
                                                $(6,303,910)   $(1,201,000)   $154,169
                                                ===========    ===========    ========

     Total federal, state and foreign income tax expense (benefit), consists of the following:

                                        1998                                      1997                        1996
                       ---------------------------------------   ---------------------------------------   -----------
                        DEFERRED       CURRENT        TOTAL       DEFERRED       CURRENT        TOTAL        CURRENT
                       -----------   -----------   -----------   -----------   -----------   -----------   -----------
Federal..............  $  (839,114)  $ 5,464,719   $ 4,625,606   $(1,342,999)  $ 4,162,342   $ 2,819,343   $ 1,762,027
Loss carryforward....   (5,423,325)   (2,598,750)   (8,022,075)           --    (3,887,363)   (3,887,363)   (1,618,158)
State................     (552,711)    1,092,699       539,988            --       932,013       932,013       463,411
Loss carryforward....           --            --            --            --      (838,993)     (838,993)     (453,111)
Foreign..............           --        55,000        55,000            --            --            --            --
                       -----------   -----------   -----------   -----------   -----------   -----------   -----------
                       $(6,815,150)  $ 4,013,667   $(2,801,482)  $(1,342,999)  $   367,999   $  (975,000)  $   154,169
                       ===========   ===========   ===========   ===========   ===========   ===========   ===========

                          1996
                       -----------
                          TOTAL
                       -----------
Federal..............  $ 1,762,027
Loss carryforward....   (1,618,158)
State................      463,411
Loss carryforward....     (453,111)
Foreign..............           --
                       -----------
                       $   154,169
                       ===========

                               SIPEX CORPORATION

     The actual tax expense (benefit) differs from the "expected" tax expense as follows:

                                                  1998           1997           1996
                                               -----------    -----------    -----------
Computed "expected" tax expense (benefit)....  $ 5,960,150    $ 4,294,571    $ 1,506,638
State income tax, net of federal income tax
  benefit and utilization of loss
  carryforward...............................      893,582         60,463          6,798
Alternative minimum tax......................           --             --         19,304
Non-deductible expenses......................      221,823        125,100         22,377
Non-deductible foreign losses................      (18,310)       (10,594)       116,666
Change in valuation allowance for loss
  carryforward...............................   (1,650,934)    (1,325,999)            --
Utilization of net operating losses..........   (8,022,075)    (3,887,363)    (1,618,158)
Utilization of R&D credits...................     (185,718)      (230,273)            --
Other........................................           --           (905)       100,544
                                               -----------    -----------    -----------
                                               $(2,801,482)   $  (975,000)   $   154,169
                                               ===========    ===========    ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

                                                      1998            1997
                                                   -----------    ------------
Current Deferred Tax Assets
  Inventories, primarily non-deductible
     reserves....................................  $   661,757    $    409,141
  Accounts receivable, primarily allowances......      180,851         245,337
  Accrued expenses, principally provisions not
     currently deductible........................      441,861         182,142
  Net operating loss carryforwards...............    4,181,234              --
Noncurrent Deferred Tax Assets
  Net operating loss carryforwards...............    4,372,600      12,000,949
  Tax credit carryforwards, including research
     credits.....................................    1,534,150       1,127,455
  Fixed assets, due to differences in
     depreciation................................    1,450,355       1,285,328
                                                   -----------    ------------
  Total deferred tax assets before valuation
     allowance...................................  $12,822,808    $ 15,250,352
  Valuation allowance............................   (4,559,148)    (13,907,353)
                                                   -----------    ------------
          Net deferred taxes assets..............  $ 8,263,660    $  1,342,999
                                                   ===========    ============

     At December 31, 1998, the Company has U.S. net operating loss carryforwards of approximately $24.4 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2010. As of December 31, 1998, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7,400,000 as a result of such an ownership change which occurred on September 30, 1996.

     The valuation allowance decreased by $9.3 million and $3.6 million during the years ended December 31, 1998 and 1997, respectively. The Company believes that it is more likely than not that a portion of the deferred tax assets at December 31, 1998 will be realized in the future. The valuation allowance as of December 31, 1998, includes the tax effect of approximately ($3.7) million attributable to employee stock plans, the benefit of which will be recorded as increase in paid-in capital when realized. The Company also has tax credit carryforwards for Federal income tax purposes of approximately $1.5 million which are available to reduce Federal income taxes. The credits expire during the years 2001 through 2012.

                               SIPEX CORPORATION

8.  SHAREHOLDERS' EQUITY

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

     The Company currently maintains six stock option plans. The 1991 Non-Statutory, 1993 Incentive Stock Option Plan, 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 1997 Stock Option Plan have had 744,308, 265,818, 1,187,900, 1,200,000,
300,000 and 1,200,000 shares reserved for issuance, respectively. All plans allow for options which vest ratably over five years from the date of grant and expire ten years from the date of grant. Options for 2,024,047 shares are outstanding as of December 31, 1998 under these plans.

     In January 1996, the Board Of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 34,359 shares to employees since inception of the plan.

     The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined pursuant to SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated in the table below. The effects on pro forma net income obtained from applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

                                                            1998          1997          1996
                                                         -----------   -----------   ----------
Net income................................  As Reported  $19,830,354   $13,245,204   $4,277,119
                                            Pro forma     16,801,275    11,948,012    3,583,713
Net income per share -- basic.............  As Reported         1.11          0.76         0.32
                                            Pro forma           0.94          0.69         0.27
Net income per share -- assuming            As Reported
  dilution................................                      1.06          0.71         0.29
                                            Pro forma           0.90          0.64         0.24

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 respectively; no dividend yield; expected volatility of 77 percent for 1998 and 45 percent for 1997 and 1996, and expected option lives of six years. The risk free interest rate assumed was 4.95 percent for 1998, 5.65 percent for 1997 and 7.0 percent for 1996. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $16.88, $9.54, and $6.00, respectively.

                               SIPEX CORPORATION

     A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended, is presented below:

                                       1998                     1997                   1996
                              -----------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                               SHARES        EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                (000)         PRICE       (000)      PRICE       (000)      PRICE
                              ---------      --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  1,535,100       $10.19    1,922,475    $0.21     1,625,410    $ 0.23
Granted.....................    917,915        24.00      639,260    18.19       880,304     10.09
Exercised...................   (251,091)        5.32     (622,414)    1.33      (476,372)     0.20
Forfeited...................   (177,877)       16.14     (404,211)   10.30      (106,867)     1.58
                              ---------       ------    ---------    -----     ---------    ------
Outstanding at end of
  year......................  2,024,047        16.15    1,535,110    10.19     1,922,475      4.65
                              =========       ======    =========    =====     =========    ======
Options exercisable at
  year-end..................    252,202         7.11      116,006     2.71       425,192      0.21
                              =========       ======    =========    =====     =========    ======

     The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  -----------------------------------   -------------------
                      NUMBER                                  NUMBER
                    OUTSTANDING     WEIGHTED AVERAGE        EXERCISABLE
                  AT DECEMBER 31,       REMAINING         AT DECEMBER 31,
EXERCISE PRICES        1998         CONTRACTUAL LIFE           1998
---------------   ---------------   -----------------   -------------------
   $ 0.20              303,294            5.94                127,612
     4.75               60,000            7.07                 12,000
     5.50                1,250            1.32                  1,250
     7.19               68,000            7.58                  8,000
     7.375              64,800            7.54                  2,400
     7.75               12,000            7.64                     --
     8.56               10,000            7.66                  4,000
    12.4375             47,782            8.34                  5,766
    12.44              126,982            7.91                 32,800
    15.00               78,930            8.41                  9,786
    18.25               81,145            9.57                    905
    19.125             150,000            9.65                     --
    19.50              192,025            9.35                     --
    21.00               38,500            8.58                     --
    21.25               36,000            8.55                  4,000
    21.50               40,000            9.30                  2,000
    23.625              10,000            8.58                  2,000
    23.63               38,500            8.58                  5,798
    24.00                1,800            8.60                    360
    25.00              130,000            9.03                     --

                               SIPEX CORPORATION

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  -----------------------------------   -------------------
                      NUMBER                                  NUMBER
                    OUTSTANDING     WEIGHTED AVERAGE        EXERCISABLE
                  AT DECEMBER 31,       REMAINING         AT DECEMBER 31,
EXERCISE PRICES        1998         CONTRACTUAL LIFE           1998
---------------   ---------------   -----------------   -------------------
    27.25              110,511            9.82                     --
    28.75                1,000            9.84                     --
    30.125               5,000            9.86                     --
    30.375              10,000            9.84                     --
    31.375               3,000            9.90                     --
    33.00               42,235            8.83                  8,447
    34.563              36,965            9.19                     --
    35.188             106,224            9.13                     --
                     ---------                                -------
                     2,024,047                                252,202
                     =========                                =======

9.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement plan 401(k) covering substantially all employees. The Company matches 50% of the contributions made by employees up to 6% of their annual compensation. The Company can also make a discretionary contribution to the plan. Employee contributions vest immediately, and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 1998, 1997 and 1996, Company contributions to the plan were $230,000, $201,000 and $173,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases facilities under operating leases expiring through 2008. Rent expense was approximately $674,000, $619,000 and $498,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following is a schedule of future minimum lease commitments under operating leases with terms in excess of one year at December 31, 1998:

CALENDAR YEAR
-------------
1999....................................................  $ 2,033,000
2000....................................................    3,062,000
2001....................................................    2,834,000
2002....................................................    2,612,000
2003....................................................    2,508,000
2004....................................................    1,484,000
2005....................................................      464,000
2006....................................................      464,000
2007....................................................      464,000
2008....................................................       39,000
                                                          -----------
                                                          $15,964,000
                                                          ===========

     In March, 1998 the Company entered into a five-year operating lease agreement, including a one-year construction period, with one five year renewal option for the construction and lease of a wafer manufacturing facility, including all necessary machinery and equipment ("the facility"). The total cost of the facility is

                               SIPEX CORPORATION
limited to $40,000,000. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes a purchase option equal to the total cost of the facility. As part of the lease agreement, the Company has pledged $35 million of government debt securities and other government backed securities as security under the lease. The lease provides for monthly lease payments which are estimated to be $170,000. At the end of the lease term, the Company is obligated to purchase the facility or remarket it for the benefit of the lessor. The Company expects the fair market value of the facility, subject to the purchase option or sale to a third party, to substantially reduce or eliminate the Company's payment under the residual value guarantee. The residual value guarantee relative to the assets to be leased will approximate 85% of their total cost.

     The Company received a Notice of Potential Liability from the Environmental Protection Agency ("EPA") in June 1993 concerning a landfill identified as a Superfund Site. The Company has denied any liability and believes the ultimate outcome of this matter will not have a material impact on the consolidated financial statements.

     Also, the Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the consolidated financial position of the Company.

11.  EXPORT SALES AND MAJOR CUSTOMERS

     During 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside in the United States although the Company has sales operations in Germany and Japan.

     Revenues by geographic area are summarized as follows:

                                         1998           1997           1996
                                      -----------    -----------    -----------
United States.....................    $41,581,000    $31,649,000    $25,183,000
Europe............................     13,042,000      9,475,000      7,925,000
Far East..........................      5,107,000      5,143,000      2,417,000
Japan.............................      5,827,000      4,943,000      1,786,000
                                      -----------    -----------    -----------
                                      $65,557,000    $51,210,000    $37,311,000
                                      ===========    ===========    ===========

     For the years ended December 31, 1998, 1997 and 1996, no individual customer represented more that 10% of the Company's sales.

12.  QUARTERLY DATA

     Following is a summary of quarterly operation results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by the Company.

     Net income per share amounts are based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net income per share for the four quarters may differ slightly from net income per share for the year.

                               SIPEX CORPORATION

                    QUARTERLY RESULTS AND STOCK MARKET DATA

                                              DEC. 31, 1998   SEPT. 26, 1998   JUNE 27, 1998   MARCH 28, 1998
                                              -------------   --------------   -------------   --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA*)
FISCAL 1998
Net sales...................................     $16,972         $16,211          $16,190         $16,184
Gross profit................................       8,724           8,235            8,208           8,178
Net income..................................       5,964           4,559            4,507           4,800
Net income per share -- assuming dilution...        0.32            0.25             0.24            0.26
Stock price range per share:
  High......................................      37.438          23.875           35.750          38.188
  Low.......................................      18.625          17.250           18.188          25.250

                                              DEC. 31, 1997   SEPT. 27, 1997   JUNE 28, 1997   MARCH 29, 1997
                                              -------------   --------------   -------------   --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA*)
FISCAL 1997
Net sales...................................     $14,928         $13,297          $12,005         $10,980
Gross profit................................       7,426           6,462            5,623           5,029
Net income..................................       5,962           3,094            2,373           1,816
Net income per share -- assuming dilution...     $  0.32         $  0.17          $  0.13         $  0.10
Stock price range per share:
  High......................................      37.000          34.500           18.500          18.625
  Low.......................................      23.500          17.375           11.000          13.875

---------------
* All share data reflects 2 for 1 stock split effected through a 100% dividend on August 18, 1997.