Form 10-Q
period 1999-04-03
SIPEX CORP
filed 1999-05-14
CIK 1007800

     ========================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                         --------------------------------

                                    FORM 10-Q

     (MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                        OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _____________ TO _________________

                           COMMISSION FILE NUMBER: 0-27892

                         -----------------------------------

                                  SIPEX CORPORATION
               (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                     04-6135748
    (State or other jurisdiction of               (I.R.S. Employer Identification No.)
              incorporation
           or organization)

     22 LINNELL CIRCLE, BILLERICA,
              MASSACHUSETTS                                      01821
    (Address of principal executive                            (Zip Code)
                offices)

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

     There were 18,055,868 shares of the Registration's Common Stock issued and outstanding as of April 3, 1999.

================================================================================

                               SIPEX CORPORATION
                                   FORM 10-Q
                        THREE MONTHS ENDED APRIL 3, 1999

                                     INDEX

 ITEM
NUMBER                                                                     PAGE
------                                                                     ----

Part I:   Financial Information
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at
                   April 3, 1999 and December 31, 1998.....................   3
                   Condensed Consolidated Statements of Operations
                   for the three months ended April 3, 1999 and
                   March 28, 1998 .........................................   4
                   Condensed Consolidated Statements of Cash Flows
                   for the three months ended April 3, 1999 and
                   March 28, 1998..........................................   5
                   Notes To Condensed Consolidated Financial
                   Statements.............................................  6-7
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations. .................  7-10

Part II:  Other Information

          Item 1.  Legal Proceedings......................................    *
          Item 2.  Changes in Securities..................................    *
          Item 3.  Defaults Upon Senior Securities........................    *
          Item 4.  Submission of Matters to a Vote of Security
                   Holders................................................    *
          Item 5.  Other Information......................................    *
          Item 6.  Exhibits and Reports on Form 8-K.......................   11
                   Exhibit 11.1 Computation of Earnings Per Common Share..   11
                   Exhibit 27 Financial Data Schedule.....................   11
Signatures................................................................   12


---------------

* No information provided due to inapplicability of item.

                         PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               SIPEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               APRIL 3,      DECEMBER 31,
                                                                 1999            1998
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    ------------
ASSETS:
Current Assets
     Cash and cash equivalents..............................   $ 11,020        $17,810
     Short-term investment securities.......................      4,978          7,981
     Accounts receivable, less allowances of $516 and $449
      at April 3, 1999 and December 31, 1998,
      respectively..........................................     12,771         12,862
     Inventories............................................     18,245         16,682
     Deferred income taxes-current..........................      3,523          3,523
     Prepaid expenses.......................................      1,577          1,224
                                                               --------        -------
          Total current assets..............................     52,114         60,082
Property, plant, and equipment, net.........................     12,302         10,306
Restricted cash equivalent and securities...................     33,658         24,261
Deferred income taxes.......................................      4,741          4,741
Other assets................................................        149            106
                                                               ========        =======
          Total assets......................................   $102,964        $99,496
                                                               ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
     Current portion of long term debt......................   $      4        $     8
     Accounts payable.......................................      3,510          3,560
     Accrued expenses.......................................      3,776          3,218
                                                               --------        -------
          Total current liabilities.........................      7,290          6,786
                                                               --------        -------
Shareholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
      authorized and no shares issued or outstanding at
      April 3, 1999 and December 31, 1998, respectively.....         --             --
     Common stock, $.01 par value, 40,000,000 shares
      authorized and 18,055,868 and 17,979,812 shares issued
      and outstanding at April 3, 1999 and December 31,
      1998, respectively....................................        180            180
     Additional paid-in capital.............................    102,989        102,704
     Accumulated deficit....................................     (7,562)       (10,229)
     Accumulated other comprehensive income.................         67             55
                                                               --------        -------
          Total shareholders' equity........................     95,674         92,710
                                                               --------        -------
          Total liabilities and shareholders' equity........   $102,964        $99,496
                                                               ========        =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              APRIL 3,      MARCH 28,
                                                                1999          1998
                                                              --------      ---------
Net sales...................................................  $16,179        $16,184
Cost of sales...............................................    8,018          8,006
                                                              -------        -------
     Gross profit...........................................    8,161          8,178
                                                              -------        -------
Operating Expenses
     Research and development...............................    1,788          1,478
     Marketing and selling..................................    1,794          1,593
     General and administrative.............................      979            763
                                                              -------        -------
          Total operating expenses..........................    4,561          3,834
                                                              -------        -------
Income from operations......................................    3,600          4,344
Other income (expense)......................................      496            456
                                                              -------        -------
Income before income taxes..................................    4,096          4,800
Income tax expense..........................................    1,434             --
                                                              =======        =======
Net income..................................................  $ 2,662        $ 4,800
                                                              =======        =======
Net income per common share-basic...........................  $  0.15        $  0.27
                                                              =======        =======
Net income per common share-assuming dilution...............  $  0.14        $  0.26
                                                              =======        =======
Weighted average common shares outstanding-basic............   18,024         17,750
                                                              =======        =======
Weighted average common shares outstanding-assuming
  dilution..................................................   18,667         18,796
                                                              =======        =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              APRIL 3,      MARCH 28,
                                                                1999          1998
                                                              --------      ---------
OPERATING ACTIVITIES:
     Net income.............................................  $ 2,662       $  4,800
     Adjustments to reconcile net income to net cash used in
      operating activities
     Allowance for receivables..............................       10             12
     Depreciation and amortization..........................      498            504
     Loss on disposal of assets.............................       53             --
     Changes in current assets and liabilities:
          (Increase) decrease in accounts receivable........       80         (3,448)
          Increase in inventories...........................   (1,563)        (3,217)
          (Increase) decrease in prepaid expenses...........     (352)           382
          Increase in accrued taxes.........................    1,433             --
          Increase in other assets..........................      (43)            --
          Increase (decrease) in accounts payable...........      (50)           311
          Increase (decrease) in accrued expenses...........     (875)            --
          Increase in restricted cash equivalents and
            securities......................................   (9,397)            --
                                                              -------       --------
Net cash used in operating activities.......................   (7,544)          (656)
                                                              -------       --------
INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities........   53,557        134,127
     Purchase of investment securities......................  (50,554)      (128,027)
     Purchase of property, plant, and equipment.............   (2,547)        (1,483)
                                                              -------       --------
       Net cash provided by investing activities............      456          4,617
                                                              -------       --------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.................      285            376
     Payment of capital lease obligations...................       (4)           (20)
                                                              -------       --------
       Net cash provided by financing activities............      281            356
     Effect of foreign currency translation adjustments.....       17            (58)
                                                              -------       --------
     Increase (decrease) in cash and cash equivalents.......   (6,790)         4,258
     Cash and cash equivalents, beginning of period.........   17,810         23,887
                                                              =======       ========
Cash and cash equivalents, end of period....................  $11,020       $ 28,145
                                                              =======       ========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended April 3, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  FACILITY EXIT COSTS

     In the fourth quarter of 1998, management of the Company and the Board of Directors approved a plan to close its current manufacturing facility in Milpitas, California and its sales office in France. As part of the plan, the Company will be vacating the current leased facility in Milpitas and moving operations to a new facility in Milpitas. Total estimated costs of $938,000 associated with the closure of the facility include $220,000 for rent, real estate taxes, electricity, heat and water expenses for an estimated six month period after the building is vacated and until it can be sub-leased or sold. The balance of $718,000 represented charges to operations in 1998 for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company's plan includes the closure of its French sales operation and relocation of these activities to the Company's new site in Belgium. As a result of this action, the Company recorded $200,000 of facility exit costs, in the fourth quarter of 1998, related to severance and other related employee benefit costs. As of April 3, 1999, approximately $200,000 of the $1.138 million of costs remain to be paid.

3.  RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Restricted cash and cash equivalents and investment securities represents amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period.

4.  NEW ACCOUNTING STANDARDS

     The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. The Company will comply with the provisions of SOP 98-1 in fiscal 1999. The adoption of this SOP did not have a material impact on the Company's financial position or results of operations.

     The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This statement requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company will comply with the provisions of SOP 98-5 in fiscal 1999. The adoption of this SOP had no impact on the Company's financial position or results of operations.

3  NET INCOME PER SHARE

     Net income per share-basic is based upon the weighted average number of common shares outstanding. Income per share is based upon the weighted average number of common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

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

RESULTS OF OPERATIONS

     The table below presents the statement of operations for the three months ended April 3, 1999 and March 28, 1998 as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended April 3, 1999 to the corresponding period from the prior fiscal year.

                                                                   THREE MONTHS ENDED
                                                            ---------------------------------
                                                                                   PERCENTAGE
                                                            APRIL 3,   MARCH 28,    INCREASE
                                                              1999       1998      (DECREASE)
                                                            --------   ---------   ----------
Net sales.................................................     100%       100%          0.0%
Cost of sales.............................................    49.6       49.5           0.2
                                                              ----       ----        ------
Gross profit..............................................    50.4       50.5          (0.2)
                                                              ----       ----        ------
Operating expenses
     Research and development.............................    11.0        9.1          21.0
     Marketing and selling................................    11.1        9.8          12.6
     General and administrative...........................     6.1        4.7          28.3
                                                              ----       ----        ------
          Total operating expenses........................    28.2       23.6          19.0
                                                              ----       ----        ------
Operating income..........................................    22.2       26.9         (17.1)
Other income (expense)....................................     3.1        2.8           8.8
                                                              ----       ----        ------
Income before income taxes................................    25.3       29.7         (14.7)
Income tax expense........................................     8.9        0.0         100.0
                                                              ----       ----        ------
Net income................................................    16.4%      29.7%        (44.5%)
                                                              ====       ====        ======

     Net sales for the first quarter of 1999 remained level at $16.2 million, as compared to the same period in the previous year. International sales increased 19% over the prior year quarter. Gains in Europe, Japan and the rest of Asia were offset by a decrease in U.S. sales from the prior year quarter. Sales into domestic markets were down 11%, primarily due to a reduction in sales into the U.S. distribution channel. For the first quarter of 1999, U.S. sales and international sales represented approximately 56% and 44 % of total net sales, respectively. The Company's major end-markets are Networking/Data Communications, Consumer Communications, and Aerospace/Military.

     Gross profit for the first quarter of 1999 was stable at $8.2 million, as compared to the same period in the previous year. As a percentage of net sales, gross profit decreased slightly to 50.4% for the first quarter of 1999, from 50.5% in the comparable period in the prior year primarily due to manufacturing variances associated with the start-up of our new wafer fab and lower average selling prices.

     Research and development expenses for the first quarter of 1999 increased $310,000 or 21.0% as compared to the same period in the previous year. The increase in spending was due to salary and other expenses relating to the hiring of additional engineering personnel, and expenses associated with the development of new products and process development.

     Marketing and selling expenses increased 12.6% to $1.8 million for the first quarter of 1999 as compared with $1.6 million for the same period of the previous year. The increase was due primarily to higher costs associated with marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the first quarter of 1999 increased to 11.1% as compared to 9.8% for the previous year due to personnel compensation and advertising expenses increasing at a higher rate than sales growth.

     General and administrative expenses increased by $216,000 for the first quarter of 1999 as compared to the same period of the previous year. The increase in spending for the first quarter of 1999 as compared to the same period a year ago was due to investments in infrastructure to enhance the Company's management information systems and hiring additional IT personnel. As a percentage of net sales, general and administrative expenses increased to 6.1% for the first quarter of 1999, an increase from the 4.7% for the comparable period of the previous year.

     Other income/expense for the first quarter of 1999 consists primarily of interest income on short-term investment securities. For the first quarter of 1999 other income/expense improved by $40,000 reflecting income of $496,000 as compared to income of $456,000 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES.

     At April 3, 1999, the Company had working capital of $45 million and available funds of $16 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. In addition, there is $33.7 million of restricted cash and cash equivalents and investment securities representing amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period. The Company anticipates that the available funds and cash provided from operations will be sufficient to meet cash and working capital requirements through at least the end of 1999.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the management's discussion and analysis are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, and the timely introduction of new processes and products.

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

     Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as currency and other economic issues affecting Asia and other countries, demand for electronic products and semiconductors generally, demand for the end-user products for which the Company's semiconductors are suited, timely availability of raw material, equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, competitors' actions, and other risk factors described in the Company's filings with the Securities and Exchange Commission.

     Although the Company believes that it has sufficient product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other risks discussed from time to time in the Company's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community.

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

     The Company has assessed its information technology systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and has determined the nature and extent of the work required, if any, to make these internal systems Year 2000 compliant. In the third quarter of fiscal 1998, the Company selected new enterprise and manufacturing software systems which are Year 2000 compliant and began implementation of these systems in the fourth quarter of 1998. Implementation is scheduled to be fully complete by September 1999. This work is on schedule through the first quarter of 1999. The Company's business is dependent upon its information systems which are an integral part of all major business processes. As the Company progresses through the implementation of these critical operational and logistical modules, there is a risk that these implementations could be delayed, could experience difficulties or in fact may not be successful and could adversely affect future results of operations and cash flows. The Company's current enterprise and manufacturing system is being upgraded to become Year 2000 compliant in the second quarter of 1999 and will remain in place until the new system is fully operational. In addition, the Company's semiconductor manufacturing and payroll systems are being updated and are expected to be Year 2000 compliant by September 1999. Future expenditures on the general upgrade of internal computer systems are estimated to be $2 million, a portion of which would be related Year 2000 compliance. The majority of these expenditures will be capitalized in 1999 to the extent in which they relate to the costs of implementation of new systems. Year 2000 remediation costs will be expensed as incurred.

     The Company has conducted a written survey of its foundries and other suppliers of products and services with which it has a material relationship in order to identify and assess their Year 2000 readiness and compliance, and any negative impacts that any non-compliance could have on the Company. In addition, the Company reviews Year 2000 issues at key suppliers as part of regularly scheduled visits. Based upon the survey responses, the Company found all of these principal suppliers to be Year 2000 compliant. Although management believes the Company's systems will be Year 2000 compliant, the failure of the Company's suppliers to address the Year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. In addition, the Company continues to work with its customers to identify potential Year 2000 issues with its customers' products. Many of the Company's key customers are Fortune 500 companies, are sensitive to Year 2000 issues and are expected to be Year 2000 compliant. However, the Company continues to survey its customers and monitor their progress in ensuring Year 2000 compliance. The Company is not actively engaged in preparing contingency plans in the event that key customers or suppliers fail to become Year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

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

DATE:  May 11, 1999