Form 10-Q
period 1999-07-03
SIPEX CORP
filed 1999-08-12
CIK 1007800

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NUMBER: 0-27892

                            ----------------------------

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

     There were 18,075,758 shares of the Registration's Common Stock issued and outstanding as of July 3, 1999.

================================================================================

                               SIPEX CORPORATION
                                   FORM 10-Q
                         SIX MONTHS ENDED JULY 3, 1999

                                     INDEX

  ITEM
 NUMBER                                                                            PAGE
 ------                                                                            ----
Part I:    Financial Information

           Item 1.   Financial Statements
                     Condensed Consolidated Balance Sheets at July 3, 1999 and
                     December 31, 1998...........................................   3
                     Condensed Consolidated Statements of Operations for the
                     three months and
                     six months ended July 3, 1999 and June 27, 1998.............   4
                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended July 3, 1999 and June 27, 1998.................   5
                     Notes To Condensed Consolidated Financial Statements........  6-7

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................  7-10

           Item 3.   Quantitative and Qualitative Disclosure about Market Risk...   10

Part II:   Other Information

           Item 1.   Legal Proceedings...........................................   *

           Item 2.   Changes in Securities.......................................   *

           Item 3.   Defaults Upon Senior Securities.............................   *

           Item 4.   Submission of Matters to a Vote of Security Holders.........   11

           Item 5.   Other Information...........................................   *

           Item 6.   Exhibits and Reports on Form 8-K............................   11
                     Exhibit 10 Material Contracts 1999 Stock Plan...............
                     Exhibit 10.1 Employment Agreement, dated August 9, 1999,
                     between the Company and Stephen E. Parks....................
                     Exhibit 10.2 Employment Agreement, dated May 14, 1999,
                     between the Company and James E. Donegan....................
                     Exhibit 10.3 Employment Agreement, dated May 14, 1999,
                     between the Company and Frank R. DiPietro...................
                     Exhibit 10.4 Employment Agreement, dated May 14, 1999,
                     between the Company and Raymond Chow........................
                     Exhibit 10.5 Employment Agreement, dated May 14, 1999,
                     between the Company and Yener Gurler........................
                     Exhibit 11.1 Computation of Earnings Per Common Share.......
                     Exhibit 27 Financial Data Schedule..........................

Signatures.......................................................................   12

---------------
* No information provided due to inapplicability of item.

                         PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               SIPEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JULY 3,      DECEMBER 31,
                                                                 1999            1998
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    ------------
ASSETS:
Current Assets
     Cash and cash equivalents..............................   $ 11,444        $ 17,810
     Short-term investment securities.......................      1,875           7,981
     Accounts receivable, less allowances of $573 and $449
      at July 3, 1999 and December 31, 1998, respectively...     13,623          12,862
     Inventories............................................     18,425          16,682
     Deferred income taxes-current..........................      3,523           3,523
     Prepaid expenses and other current assets..............      2,876           1,224
                                                               --------        --------
          Total current assets..............................     51,766          60,082
Property, plant, and equipment, net.........................     13,856          10,306
Restricted cash equivalents and securities..................     36,750          24,261
Deferred income taxes.......................................      4,741           4,741
Other assets................................................        150             106
                                                               --------        --------
          Total assets......................................   $107,263        $ 99,496
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
     Current portion of long term debt......................   $     --        $      8
     Accounts payable.......................................      3,431           3,560
     Accrued expenses.......................................      5,351           3,218
                                                               --------        --------
          Total current liabilities.........................      8,782           6,786
                                                               --------        --------
Shareholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
      authorized and no shares issued or outstanding at July
      3, 1999 and December 31, 1998, respectively...........         --              --
     Common stock, $.01 par value, 40,000,000 shares
      authorized and 18,075,758 and 17,979,812 shares issued
      and outstanding at July 3, 1999 and December 31, 1998,
      respectively..........................................        181             180
     Additional paid-in capital.............................    103,066         102,704
     Accumulated deficit....................................     (4,789)        (10,229)
     Accumulated other comprehensive income.................         23              55
                                                               --------        --------
          Total shareholders' equity........................     98,481          92,710
                                                               --------        --------
          Total liabilities and shareholders' equity........   $107,263        $ 99,496
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      -------------------    -------------------
                                                      JULY 3,    JUNE 27,    JULY 3,    JUNE 27,
                                                       1999        1998       1999        1998
                                                      -------    --------    -------    --------
Net sales...........................................  $17,054    $16,190     $33,233    $32,374
Cost of sales.......................................    8,482      7,982      16,500     15,988
                                                      -------    -------     -------    -------
     Gross profit...................................    8,572      8,208      16,733     16,386
                                                      -------    -------     -------    -------
Operating expenses Research and development.........    2,095      1,690       3,883      3,168
     Marketing and selling..........................    1,756      1,695       3,550      3,288
     General and administrative.....................      926        791       1,905      1,554
                                                      -------    -------     -------    -------
          Total operating expenses..................    4,777      4,176       9,338      8,010
                                                      -------    -------     -------    -------
Income from operations..............................    3,795      4,032       7,395      8,376
Other income (expense)..............................      471        475         968        931
                                                      -------    -------     -------    -------
Income before income taxes..........................    4,266      4,507       8,363      9,307
Income tax expense..................................    1,493         --       2,927         --
                                                      =======    =======     =======    =======
Net income..........................................  $ 2,773    $ 4,507     $ 5,436    $ 9,307
                                                      =======    =======     =======    =======
Net income per common share-basic...................  $  0.15    $  0.25     $  0.30    $  0.52
                                                      =======    =======     =======    =======
Net income per common share-assuming dilution.......  $  0.15    $  0.24     $  0.29    $  0.50
                                                      =======    =======     =======    =======
Weighted average common shares outstanding-basic....   18,067     17,792      18,046     17,771
                                                      =======    =======     =======    =======
Weighted average common and common equivalent shares
  outstanding-assuming dilution.....................   18,576     18,651      18,628     18,710
                                                      =======    =======     =======    =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JULY 3,     JUNE 27,
                                                                1999        1998
                                                              --------    ---------
OPERATING ACTIVITIES:
     Net income.............................................  $  5,436    $   9,307
     Adjustments to reconcile net income to net cash (used
      in) provided by operating activities:
     Additions (reductions) to accounts receivable
      allowances............................................       115         (214)
     Depreciation and amortization..........................     1,110        1,006
     Loss on disposal of assets.............................        51           --
     Changes in current assets and liabilities:
          Increase in accounts receivable...................      (876)      (2,816)
          Increase in inventories...........................    (1,743)      (3,393)
          Increase in prepaid expenses......................    (1,695)        (702)
          Increase in accrued taxes.........................     2,917           --
          Decrease in accounts payable......................      (129)        (742)
          Decrease in accrued expenses......................      (784)        (489)
                                                              --------    ---------
Net cash provided by operating activities...................     4,402        1,957
                                                              --------    ---------
INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities........    88,149      218,126
     Purchase of investment securities......................   (82,043)    (214,265)
     Increase in restricted cash equivalents and
      securities............................................   (12,489)          --
     Purchase of property, plant, and equipment.............    (4,711)      (2,623)
                                                              --------    ---------
          Net cash used in (provided by) investing
            activities......................................   (11,094)       1,238
                                                              --------    ---------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.................       363          435
     Payment of capital lease obligations...................        (8)         (30)
                                                              --------    ---------
          Net cash provided by financing activities.........       355          405
     Effect of foreign currency translation adjustments.....       (28)         (55)
                                                              --------    ---------
     Increase (decrease) in cash and cash equivalents.......    (6,365)       3,545
     Cash and cash equivalents, beginning of period.........    17,810       23,887
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $ 11,445    $  27,432
                                                              ========    =========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended July 3, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  FACILITY EXIT COSTS

     In the fourth quarter of 1998, Management of the Company and the Board of Directors approved a plan to close its current manufacturing facility in Milpitas, California and its sales office in France. As part of the plan, the Company will be vacating the current leased facility in Milpitas and moving operations to a new facility in Milpitas. Total estimated costs of $938,000 associated with the closure of the facility include $220,000 for rent, real estate taxes, electricity, heat and water expenses for an estimated six month period after the building is vacated and until it can be sub-leased or sold. The balance of $718,000 represented charges to operations in 1998 for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company's plan includes the closure of its French sales operation and relocation of these activities to the Company's new site in Belgium. As a result of this action, the Company recorded $200,000 of facility exit costs, in the fourth quarter of 1998, related to severance and other related employee benefit costs. As of July 3, 1999, approximately $117,000 of the $1.138 million of costs remain to be paid.

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

5.  NET INCOME PER SHARE

     Net income per share-basic is based upon the weighted average number of common shares outstanding. Net income per share-assuming dilution is based upon the weighted average number of common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

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

RESULTS OF OPERATIONS

     The table below presents the statement of operations for the three months and six months ended July 3, 1999 and June 27, 1998 as a percentage of net sales and provides the percentage change of such items comparing the interim periods ended July 3, 1999 to the corresponding period from the prior fiscal year.

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              -------------------------------   -------------------------------
                                                                   PERCENTAGE                        PERCENTAGE
                                              JULY 3,   JUNE 27,    INCREASE    JULY 3,   JUNE 27,    INCREASE
                                               1999       1998     (DECREASE)    1999       1998     (DECREASE)
                                              -------   --------   ----------   -------   --------   ----------
Net sales...................................     100%      100%         5.3%       100%      100%         2.7%
Cost of sales...............................    49.7      49.3          6.3       49.6      49.4          3.2
                                               -----     -----       ------      -----     -----       ------
Gross profit................................    50.3      50.7          4.4       50.4      50.6          2.1
                                               -----     -----       ------      -----     -----       ------
Operating expenses
     Research and development...............    12.3      10.4         24.0       11.7       9.8         22.6
     Marketing and selling..................    10.3      10.5          3.6       10.7      10.2          8.0
     General and administrative.............     5.4       4.9         17.1        5.7       4.8         22.6
                                               -----     -----       ------      -----     -----       ------
          Total operating expenses..........    28.0      25.8         14.4       28.1      24.8         16.6
                                               -----     -----       ------      -----     -----       ------
Operating income............................    22.3      24.9         (5.9)      22.3      25.8        (11.7)
Other income (expense)......................     2.8       2.9         (0.8)       2.9       2.9          3.9
                                               -----     -----       ------      -----     -----       ------
Income before income taxes..................    25.1      27.8         (5.3)      25.2      28.7        (10.2)
Income tax expense..........................     8.8        --       (100.0)       8.8        --       (100.0)
                                               -----     -----       ------      -----     -----       ------
Net income..................................    16.3%     27.8%       (38.5%)     16.4%     28.7%       (41.6%)
                                               =====     =====       ======      =====     =====       ======

     Net sales for the second quarter and first six months of 1999 increased 5.3% and 2.7% to $17.1 million and $33.2 million, respectively, as compared to the same periods in the previous year. International sales increased by 26.6% and 22.8%, respectively, for the second quarter and first six months of 1999 as compared to the same periods in the 1998. Second quarter gains in Japan and Pacific Rim in 1999 vs. 1998 were offset by a decrease in United States and European sales from the prior year's quarter. Sequentially, net sales decreased in Europe and Japan offset by an increase in U.S. and Pacific Rim markets for the second quarter of 1999 vs. the first quarter in 1999. Gains in Europe, Japan and Pacific Rim were offset by a decrease in U.S. sales for the first six months of 1999 vs. the same period in 1998. International sales represented approximately 42.9% and 43.3% for the second quarter and first six months of 1999, respectively.

     Gross profit increased for both the second quarter and first six months of 1999 by $0.4 million and $0.3 million, as compared to the same periods in the previous year. As a percentage of net sales, gross profit decreased slightly to 50.3% and 50.4% for both the second quarter and first six months of 1999 respectively, over comparable periods in the prior year primarily due to certain costs associated with the start-up of our new wafer fab facility in Milpitas, California.

     Research and development expenses for the second quarter and first six months of 1999 increased $405,000 and $715,000 respectively, or 24.0% and 22.6% as compared to the same periods one year ago. The increase in spending was due to process development and new product development expenses. As a percentage of net sales, research and development increased to 12.3% and 11.7% for the second quarter and first six months of 1999, as compared to 10.4% and 9.8% for the same periods in the previous year.

     Marketing and selling expenses increased 3.6% and 8.0% to $1.8 million and $3.6 million, respectively, for the second quarter and first six months of 1999 as compared with $1.7 million and $3.3 million, respectively, for the same periods of the previous year. The increase was due primarily to higher costs associated with travel, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the second quarter and first six months of 1999 declined to 10.3% and increased to 10.7%, respectively, as compared to 10.5% and 10.2%, respectively, in the previous year due to staffing and compensation increasing at a slower rate than sales growth.

     General and administrative expenses increased by $135,000 and $351,000 for the second quarter and first six months of 1999, respectively, as compared to the same period of the previous year. The increase in spending for the second quarter and first six months of 1999 as compared to the same periods a year ago was due to increased professional fees and additional staffing related expenses which were initiated starting in the second quarter of 1999. As a percentage of net sales, general and administrative expenses increased to 5.4% and 5.7%, respectively for the second quarter and first six months of 1999, an increase from the 4.9% and 4.8%, respectively for the comparable periods of the previous year.

     Other income/expense for the second quarter and first six months of 1999 consists primarily of interest income on short-term and restricted investment securities and cash equivalents net of royalty expenses. For the second quarter and first six months of 1999, other income/expense represented income of $471,000 and $968,000 as compared to an income of $475,000 and $931,000 for the same periods in the previous year. The increase in the first six months of 1999 was due primarily to the interest income earned on short-term investment securities and was offset by a decrease in the second quarter of 1999 in royalty income.

     The Company recorded income tax expense of $1.5 million and $2.9 million for the second quarter and first six months of 1999, respectively, an effective rate of 35%, for these periods.

LIQUIDITY AND CAPITAL RESOURCES

     At July 3, 1999, the Company had working capital of $43 million and available funds of $13.3 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. In addition, there is $36.8 million of restricted cash and cash equivalents and investment securities representing amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period. The Company anticipates that the available funds and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

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

     The Company has assessed its information technology systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and has determined the nature and extent of the work required, if any, to make these internal systems Year 2000 compliant. In the third quarter of fiscal 1998, the Company selected new enterprise and manufacturing software systems, which are Year 2000 compliant and began implementation of these systems in the fourth quarter of 1998. Implementation is scheduled to be fully complete by September 1999. This work is on schedule through the second quarter of 1999. The Company's business is dependent upon its information systems, which are an integral part of all major business processes. As the Company progresses through the implementation of these critical operational and logistical modules, there is a risk that these implementations could be delayed, could experience difficulties or in fact may not be successful and could adversely affect future results of operations and cash flows. The Company's current enterprise and manufacturing system has been upgraded to become Year 2000 compliant in the second quarter of 1999, will be tested in the third quarter of 1999, and will remain in place until the new system is fully operational. In addition, the Company's semiconductor manufacturing and payroll systems are being updated and are expected to be Year 2000 compliant by September 1999. Total expenditures on the general upgrade of internal computer systems are estimated to be $2 million, a portion of which would be related to Year 2000 compliance. The majority of these expenditures will be capitalized in 1999 to the extent in which they relate to the costs of implementation of new systems. Year 2000 remediation costs will be expensed as incurred.

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

     Various statements in this discussion of Year 2000 issues are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors, which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the wide variety of information systems and components, both hardware and software, that must be evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Investment Rate Risk -- The Company's investment portfolio includes debt instruments that are primarily United States government bonds of less than one year in duration. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. The Company's investment portfolio also consists of certain commercial paper, which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

                          PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 28, 1999. Holders of an aggregate of 18,055,868 shares at the close of business on April 9, 1999 were entitled to vote at the meeting. At such meeting, the Company's shareholders voted as follows:

     a) To elect Messr. James E. Donegan to the Board of Directors for a three-year term.

                                                TOTAL VOTE FOR EACH    TOTAL VOTE WITHHELD FROM
                                                     DIRECTOR               EACH DIRECTOR
                                                -------------------    ------------------------
James E. Donegan............................        15,091,096                  28,559

     Messrs. Steward S. Flaschen and Manfred Loeb will continue to hold office until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs. Lionel
H. Olmer, John L. Sprague and Willy M. C. Sansen will continue to hold office until the 2001 Annual Meeting of Shareholders or until their successors have been duly elected or until their earlier resignation or removal.

     b)  To approve the adoption of the Company's 1999 Stock Option Plan.

Total Vote For the Proposal.................................    10,260,339
Total Vote Against the Proposal.............................     2,218,096
Abstentions.................................................         4,949
Broker Non-Votes............................................     2,636,271

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibit 10    Material Contracts -- 1999 Stock Plan (filed as Appendix
                       A to the Company's definite Proxy Statement for the Annual Meeting Of Shareholders held May 28, 1999).

         Exhibit 10.1 Employment Agreement, dated August 9, 1999 between the Company and Stephen E. Parks.

         Exhibit 10.2 Employment Agreement, dated May, 1999 between the Company and James E. Donegan.

         Exhibit 10.3 Employment Agreement, dated May, 1999 between the Company and Frank R. DiPietro

         Exhibit 10.4 Employment Agreement, dated May, 1999 between the Company and Raymond Chow.

         Exhibit 10.5 Employment Agreement, dated May, 1999 between the Company and Yener Gurler.

         Exhibit 11.1  Computation of Earnings Per Common Share

         Exhibit 27.1  Financial Data Schedule

     b)  Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIPEX CORPORATION

                                            BY     /s/ FRANK R. DIPIETRO
                                               ---------------------------------
                                                      FRANK R. DIPIETRO
                                              EXECUTIVE VICE PRESIDENT, FINANCE
                                                               &
                                                   CHIEF FINANCIAL OFFICER,
                                                      TREASURER, & CLERK
                                                  (DULY AUTHORIZED OFFICER &
                                                 PRINCIPAL FINANCIAL OFFICER)

DATE: August 10, 1999