Form 10-Q
period 1999-10-02
SIPEX CORP
filed 1999-11-16
CIK 1007800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NUMBER: 0-27892

                            -----------------------------

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE(978) 667-8700
Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]          No  [ ]

     There were 18,102,502 shares of the Registration's Common Stock issued and outstanding as of November 10, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SIPEX CORPORATION
                                   FORM 10-Q
                       NINE MONTHS ENDED OCTOBER 2, 1999

                                     INDEX

  ITEM
 NUMBER                                                                          PAGE
 ------                                                                          ----
Part I:   Financial Information
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at October 2, 1999 and
                   December 31, 1998...........................................   3
                   Condensed Consolidated Statements of Operations for the
                   three months and nine months ended October 2, 1999 and
                   September 26, 1998..........................................   4
                   Condensed Consolidated Statements of Cash Flows for the nine
                   months ended October 2, 1999 and September 26, 1998.........   5
                   Notes To Condensed Consolidated Financial Statements........   6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................  7-10
          Item 3.  Quantitative and Qualitative Disclosures about Market
                   Risk........................................................   11
Part II:  Other Information
          Item 1.  Legal Proceedings...........................................   *
          Item 2.  Changes in Securities.......................................   *
          Item 3.  Defaults Upon Senior Securities.............................   *
          Item 4.  Submission of Matters to a Vote of Security Holders.........   *
          Item 5.  Other Information...........................................   *
          Item 6.  Exhibits and Reports on Form 8-K............................   12
                   Exhibit 11.1 Computation of Earnings Per Common Share.......   12
                   Exhibit 27 Financial Data Schedule..........................   12
Signatures.....................................................................   13

---------------

* No information provided due to inapplicability of item.

                         PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               SIPEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              OCTOBER 2,     DECEMBER 31,
                                                                 1999            1998
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    ------------
ASSETS:
Current Assets
  Cash and cash equivalents.................................   $  6,876        $17,810
  Short-term investment securities..........................      9,433          7,981
  Accounts receivable, less allowances of $630 and $449 at
     October 2, 1999 and December 31, 1998, respectively....     12,237         12,862
  Inventories...............................................     19,219         16,682
  Deferred income taxes-current.............................      3,523          3,523
  Prepaid expenses and other current assets.................      2,788          1,224
                                                               --------        -------
          Total current assets..............................     54,076         60,082
Property, plant, and equipment, net.........................     14,412         10,306
Restricted cash equivalents and securities..................     36,750         24,261
Deferred income taxes.......................................      4,741          4,741
Other assets................................................         89            106
                                                               --------        -------
          Total assets......................................   $110,068        $99,496
                                                               ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
  Current portion of long term debt.........................   $     --        $     8
  Accounts payable..........................................      3,807          3,560
  Accrued expenses..........................................      6,212          3,218
                                                               --------        -------
          Total current liabilities.........................     10,019          6,786
                                                               --------        -------
Shareholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized and no shares issued or outstanding at
     October 2, 1999 and December 31, 1998, respectively....         --             --
  Common stock, $.01 par value, 40,000,000 shares authorized and 18,097,502 and 17,979,812 shares issued and
     outstanding at October 2, 1999 and December 31, 1998,
     respectively...........................................        181            180
  Additional paid-in capital................................    103,277        102,704
  Accumulated deficit.......................................     (3,319)       (10,229)
  Accumulated other comprehensive income (loss).............        (90)            55
                                                               --------        -------
          Total shareholders' equity........................    100,049         92,710
                                                               --------        -------
          Total liabilities and shareholders' equity........   $110,068        $99,496
                                                               ========        =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 --------------------------   --------------------------
                                                 OCTOBER 2,   SEPTEMBER 26,   OCTOBER 2,   SEPTEMBER 26,
                                                    1999          1998           1999          1998
                                                 ----------   -------------   ----------   -------------
Net sales......................................   $14,432        $16,211       $47,664        $48,585
Cost of sales..................................     8,440          7,976        24,940         23,964
                                                  -------        -------       -------        -------
     Gross profit..............................     5,992          8,235        22,724         24,621
                                                  -------        -------       -------        -------
Operating expenses
     Research and development..................     2,389          1,715         6,271          4,883
     Marketing and selling.....................     1,903          1,576         5,453          4,864
     General and administrative................     1,028            826         2,933          2,380
     Facility exit costs.......................    (1,083)                      (1,083)
                                                  -------        -------       -------        -------
          Total operating expenses.............     4,237          4,117        13,574         12,127
                                                  -------        -------       -------        -------
Income from operations.........................     1,755          4,118         9,150         12,494
Other income, net..............................       514            441         1,481          1,372
                                                  -------        -------       -------        -------
Income before income taxes.....................     2,269          4,559        10,631         13,866
Income tax expense.............................       794             --         3,721             --
                                                  -------        -------       -------        -------
Net income.....................................   $ 1,475        $ 4,559       $ 6,910        $13,866
                                                  =======        =======       =======        =======
Net income per common share-basic..............   $  0.08        $  0.26       $  0.38        $  0.78
                                                  =======        =======       =======        =======
Net income per common share-assuming
  dilution.....................................   $  0.08        $  0.25       $  0.37        $  0.74
                                                  =======        =======       =======        =======
Weighted average common shares
  outstanding-basic............................    18,093         17,841        18,062         17,794
                                                  =======        =======       =======        =======
Weighted average common and common equivalent
  shares outstanding-assuming dilution.........    18,708         18,576        18,658         18,673
                                                  =======        =======       =======        =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              OCTOBER 2,    SEPTEMBER 26,
                                                                 1999           1998
                                                              ----------    -------------
OPERATING ACTIVITIES:
Net income..................................................   $  6,910       $  13,866
     Adjustments to reconcile net income to net cash
      provided by operating activities:
     Additions (reductions) to accounts receivable
      allowances............................................        172             (30)
     Depreciation and amortization..........................      1,808           1,508
     Loss on disposal of assets.............................         51              --
     Changes in current assets and liabilities:
          Decrease (increase) in accounts receivable........        453          (4,600)
          Increase in inventories...........................     (2,537)         (2,700)
          Increase in prepaid expenses......................     (1,547)         (1,068)
          Increase in accrued taxes.........................      3,374              --
          Increase (decrease) in accounts payable...........        247            (987)
          Decrease in accrued expenses......................       (380)           (172)
                                                               --------       ---------
Net cash provided by operating activities...................      8,551           5,817
                                                               --------       ---------
INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities........    103,898         379,398
     Purchase of investment securities......................   (105,350)       (385,428)
     Increase in restricted cash equivalents and
      securities............................................    (12,489)             --
     Purchase of property, plant, and equipment.............     (5,965)         (3,316)
                                                               --------       ---------
Net cash used in investing activities.......................    (19,906)         (9,346)
                                                               --------       ---------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.................        574             849
     Payment of capital lease obligations...................         (8)            (36)
                                                               --------       ---------
Net cash provided by financing activities...................        566             813
     Effect of foreign currency translation adjustments.....       (145)            (45)
                                                               --------       ---------
Decrease in cash and cash equivalents.......................    (10,934)         (2,761)
Cash and cash equivalents, beginning of period..............     17,810          23,887
                                                               --------       ---------
Cash and cash equivalents, end of period....................   $  6,876       $  21,126
                                                               ========       =========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by SIPEX Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended October 2, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  FACILITY EXIT COSTS

     In the fourth quarter of 1998, Management of the Company and the Board of Directors approved a plan to close its current manufacturing facility in Milpitas, California and its sales office in France. As part of the plan, the Company will be vacating the current leased facility in Milpitas and moving operations to a new facility in Milpitas. Total estimated costs of $938,000 associated with the closure of the facility included $220,000 for rent, real estate taxes, electricity, heat and water expenses for an estimated six month period after the building is vacated and until it can be sub-leased or sold. The balance of $718,000 represented charges to operations in 1998 for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company's plan includes the closure of its French sales operation and relocation of these activities to the Company's new site in Belgium. As a result of this action, the Company recorded $200,000 of facility exit costs, in the fourth quarter of 1998, related to severance and other related employee benefit costs.

     Additionally, as of October 2, 1999, approximately $13,000 of the $1.138 million of costs remains to be paid. In the third quarter of 1999, the Company recorded net proceeds of $1.1 million from the sale of the tangible assets of the Company's semiconductor wafer fab located in Milpitas, California, a portion of such assets had been written off as part of the facility exit costs in 1998.

3.  RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Restricted cash and cash equivalents and investment securities represents amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period. The Company will begin making payments in the fourth quarter of 1999.

4.  NET INCOME PER SHARE

     Net income per share-basic is based upon the weighted average number of common shares outstanding. Net income per share-assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. The Company's actual future results may differ significantly from such statements. In evaluating such statements, the various factors identified in the caption "Factors Affecting Future Operating Results", should be considered.

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

RESULTS OF OPERATIONS

     The table below presents the statements of operations for the three month and nine month periods ended October 2, 1999 and September 26, 1998, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended October 2, 1999 to the corresponding period from the prior fiscal year.

                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                  ---------------------------------------   ---------------------------------------
                                                               PERCENTAGE                                PERCENTAGE
                                  OCTOBER 2,   SEPTEMBER 26,    INCREASE    OCTOBER 2,   SEPTEMBER 26,    INCREASE
                                     1999          1998        (DECREASE)      1999          1998        (DECREASE)
                                  ----------   -------------   ----------   ----------   -------------   ----------
Net sales.......................      100%          100%         (11.0)%        100%          100%          (1.9)%
Cost of sales...................     58.5          49.2            5.8         52.3          49.3            4.1
                                    -----          ----          -----        -----          ----          -----
Gross profit....................     41.5          50.8          (27.2)        47.7          50.7           (7.7)
                                    -----          ----          -----        -----          ----          -----
Operating expenses
  Research and development......     16.6          10.6           39.3         13.2          10.1           28.4
  Marketing and selling.........     13.2           9.7           20.7         11.4          10.0           12.1
  General and administrative....      7.1           5.1           24.5          6.2           4.9           23.2
  Facilities exit costs.........     (7.5)                                     (2.3)
                                    -----          ----          -----        -----          ----          -----
          Total operating
            expenses............     29.4          25.4            2.9         28.5          25.0           11.9
                                    -----          ----          -----        -----          ----          -----
Operating income................     12.1          25.4          (57.4)        19.2          25.7          (26.8)
Other income, net...............      3.6           2.7           16.6          3.1           2.8            7.9
                                    -----          ----          -----        -----          ----          -----
Income before income taxes......     15.7          28.1          (50.2)        22.3          28.5          (23.3)
Income tax expense..............      5.5            --                         7.8            --
                                    -----          ----          -----        -----          ----          -----
Net income......................     10.2%         28.1%         (67.6)%       14.5%         28.5%         (50.2)%
                                    =====          ====          =====        =====          ====          =====

     Net sales for the third quarter decreased 11.0% to $14.4 million and decreased 1.9% to $47.7 million for the first nine months of 1999, as compared to the same periods in the previous year. For the third quarter, net sales decreased primarily due to lower than planned deliveries of sub-contract wafers from our Taiwan supplier, which in turn resulted in a year-to-date reduction. International sales increased 32.6% and 26.0% for the third quarter and first nine months of 1999 as compared to the same periods in 1998. This decrease was due primarily to lower sales into distributor channels. Third quarter and year-to-date sales increases in Japan, the Pacific Rim and Europe were offset by a decrease in United States sales compared to the prior year's respective periods. Sequentially, third quarter sales decreases in the United States, Japan and the Pacific Rim were partially offset by an increase in Europe as compared to the second quarter of 1999. International sales represented 51.1% and 45.7% for the third quarter and first nine months of 1999, respectively.

     Gross profit for the third quarter of 1999 decreased 27.2% to $6.0 million and decreased 7.7% to $22.7 million for the first nine months of 1999, as compared to the same periods in the previous year. As a percentage of net sales, gross profit decreased to 41.5% and 47.7% for the third quarter and first nine months of 1999, respectively, from 50.8% and 50.7% for the same periods in the previous year. The lower gross profit as a percentage of net sales was primarily due to decreased revenue, increased wafer costs from Taiwan and increased costs associated with the start-up of the Company's new wafer fab facility in Milpitas, California in the third quarter of 1999.

     Research and development expenses for the third quarter and first nine months of 1999 increased $674,000 and $1.4 million, respectively, or 39.3% and 28.4%, as compared to the same periods last year. The increase was due to process development in the new wafer fabrication facility as well as increased new product development expenses. As a percentage of net sales, research and development increased to 16.6% and 13.2% for the third quarter and first nine months of 1999, respectively, as compared to 10.6% and 10.1% for the same periods in the previous year.

     Marketing and selling expenses increased 20.7% and 12.1% to $1.9 million and $5.5 million, respectively, for the third quarter and first nine months of 1999, as compared with $1.6 million and $4.9 million, respectively, for the same periods of the previous year. The increase was due primarily to higher costs associated with travel, marketing, advertising programs and increased staffing. As a percentage of net sales, marketing and selling expenses for the third quarter and first nine months of 1999 increased to 13.2% and 11.4%, respectively, as compared to 9.7% and 10.0%, respectively, in the previous year due to increased staffing and lower net sales.

     General and administrative expenses increased by $202,000 and $553,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods of the previous year. The increase in spending for the first nine months of 1999, as compared to the same period a year ago, was due to increased professional fees and additional staffing. As a percentage of net sales, general and administrative expenses increased to 7.1% and 6.2%, respectively for the third quarter and first nine months of 1999, an increase from the 5.1% and 4.9%, respectively, for the comparable periods of the previous year.

     Facility exit costs in the third quarter and first nine months of 1999 consists of net proceeds of $1.1 million from the sale in the third quarter of 1999 of the tangible assets of the Company's semiconductor wafer fab located in Milpitas, California. A portion of these assets were written down in the fourth quarter of 1998 to the assumed net realizable value, as previously disclosed by the Company.

     Other income, net, for the third quarter and first nine months of 1999 consists primarily of interest income on short-term and restricted investment securities and cash equivalents reduced by net royalty costs. For the third quarter and first nine months of 1999, other income, net, represented income of $514,000 and $1,481,000, as compared to income of $441,000 and $1,372,000 for the same periods in the previous year. The increase was due primarily to the interest income earned which was partially offset by increased royalty costs.

     The Company recorded income tax expense of $0.8 million and $3.7 million for the third quarter and first nine months of 1999, respectively, at an effective rate of 35% for these periods. The Company recorded no income tax expense for either the third quarter or first nine months of 1998. This 1998 effective rate differed from the statutory rate of 34% due to the Company's utilization of its net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At October 2, 1999, the Company had working capital of $44.1 million and available funds of $16.3 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments. In addition, the Company had $36.8 million of restricted cash and cash equivalents and investment securities representing amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period. The Company anticipates that the available funds and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

FACTORS AFFECTING FUTURE OPERATING RESULTS.

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

     Important factors affecting the Company's ability to achieve future revenue growth and operating results include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase, and whether the Company is able to manufacture in the correct mix to respond to orders on hand and new orders received in the future; the amount of lead time provided by the Company's customers; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for conceiving and introducing timely new products that are well received in the marketplace; and whether the Company is able to successfully implement its new Fab in a timely fashion and its ability to design and introduce new products based on new technologies. In addition, the Company may experience unexpected delays or problems in qualifying and ramping up production in its new Fab in Milpitas, California and the failure of the Company to implement the new Fab successfully and in a timely fashion may impact future revenue growth and operating results.

     Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as currency and other economic issues affecting Asian and other countries, demand for electronic products and semiconductors generally, demand for the end-user products for which the Company's semiconductors are suited, timely availability of raw materials (including subcontractor wafers from Taiwan), equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, competitors' actions, and other risk factors described in the Company's filings with the Securities and Exchange Commission.

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

ACQUISITION

     On October 21, 1999, the Company signed a definitive agreement to merge a wholly-owned subsidiary of the Company with and into Calogic, which will result in Calogic becoming a wholly-owned subsidiary of the Company. Consummation of the transaction, subject to customary conditions including regulatory approvals, is expected to occur during the fourth quarter of 1999.

     This merger is planned to be a tax-free, stock-for-stock transaction accounted for as a pooling-of-interests. The Company will issue 3.6 million shares of its common stock in exchange for all of the outstanding shares of Calogic. Based on the closing price of the Company's common stock on October 20, 1999, the transaction is valued at approximately $ 40.5 million.

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

     The Company's business is dependent upon its information systems that are an integral part of all major business processes. The Company inventoried and assessed its information technology systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and determined the nature and extent of the work required, if any, to make these internal systems Year 2000 compliant. The resulting work plan is complete. In the third quarter of fiscal 1998, the Company selected new enterprise and manufacturing software systems that are Year 2000 compliant and began implementation of these systems in the fourth quarter of 1998. Basic implementation is complete and tested with complete success. In addition, the Company's semiconductor manufacturing and payroll systems have been updated, and have also been successfully tested. Expenditures on the general upgrade of internal computer systems are estimated to be $2 million, a portion of which would be related Year 2000 compliance. The majority of these expenditures will be capitalized in 1999 to the extent in which they relate to the costs of implementation of new systems. Year 2000 remediation costs will be expensed as incurred.

     Although management believes the Company's systems are ready for the new millennium, the failure of the Company's suppliers to address the Year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations. The Company has conducted a written survey of its foundries and other suppliers of products and services with which it has a material relationship in order to identify and assess their Year 2000 readiness and compliance, and any negative impacts that any non-compliance could have on the Company. In addition, the Company reviews Year 2000 issues at key suppliers as part of regularly scheduled visits. Based upon the survey responses and formal on-site reviews, the Company found all of these principal suppliers are also prepared for the new millennium.

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

     At this time, the Company believes that its most reasonably likely worst case Year 2000 scenario is that a software program that has been tested or certified by the supplier will fail in an unanticipated manner. However, the Company has developed contingency plans for this risk and continues to develop further contingency plans for both mission critical and non-mission critical systems as it identifies the Year 2000 risks.

     Various statements in this discussion of Year 2000 issues are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors, which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the wide variety of information systems and components, both hardware and software, that were evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company reduced the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

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

                                          SIPEX CORPORATION

                                          BY:     /s/ FRANK R. DIPIETRO
                                            ------------------------------------
                                                     FRANK R. DIPIETRO
                                            EXECUTIVE VICE PRESIDENT, FINANCE &
                                                  CHIEF FINANCIAL OFFICER,
                                                     TREASURER & CLERK
                                                 (DULY AUTHORIZED OFFICER &
                                                PRINCIPAL FINANCIAL OFFICER)

DATE:  November 12, 1999