Form 10-K
period 1999-12-31
SIPEX CORP
filed 2000-03-23
CIK 1007800

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 6, 2000 was approximately $674,000,000 based upon $36.0625 per share, the last reported sale price of the Common Stock on The Nasdaq National Market on that date. The number of shares of the registrant's Common Stock outstanding at March 6, 2000 was 21,893,189.

                      DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

     Sipex Corporation designs, manufactures and markets innovative, high performance, high value-added analog integrated circuits. Sipex sells its products across the analog semiconductor market and has targeted high-growth sectors that it believes are especially compatible with its design and process capabilities. Applications for our products include: telecommunications, cellular telephones, networking products, computers, computer peripherals, notebook and desktop computers, industrial instrumentation, aerospace and military. Our products have been incorporated into a broad range of electronic systems and products by more than 4,500 customers worldwide.

RECENT ACQUISITION

     On November 23, 1999, Sipex completed a merger with Calogic through the issuance of approximately 3,300,000 shares of its common stock. The merger was a tax-free stock-for-stock transaction accounted for as a pooling of interests. Additionally in a separate transaction we issued 300,000 shares for the purchase of the minority interest in a subsidiary of Calogic, which was accounted for using the purchase method of accounting and resulted in approximately $3.8 million of goodwill. As a result of the acquisition, Sipex is able to offer a broader range of power management products in both its existing and new markets and expects to realize cost savings from the elimination of redundant activities and increased operating efficiencies.

ANALOG INDUSTRY

     Integrated circuits, ("IC's"), are the building blocks of all electronic products today. Analog circuits process "real world" signals which monitor, condition, amplify or transform continuous analog signals associated with physical conditions such as temperature, force, speed and pressure, the frequency and wave length of which vary continuously. Analog circuits also provide voltage regulation and power control to electronic systems, especially in handheld battery powered systems.

     We believe that the analog/linear integrated circuit market offers certain advantages compared to the digital market. The life cycles of products in the analog integrated circuit market tend to be longer and customer pricing is less volatile than in the digital market. The capital requirements for analog/linear IC manufacturers are lower than those in the digital IC area. In addition, there has been less foreign competition in the analog/linear IC business which is likely a result of its smaller market size as compared with the digital IC area. Unlike products in the digital IC market, the value in the analog IC product is usually the result of design innovation utilizing a variety of manufacturing process technologies to address specific customer applications, many of which are in so-called "niche" markets.

     The Semiconductor Industry. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies, and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical for future sales growth and sustained profitability. Although we believe that the high performance segment of the linear circuit market is generally less affected by price erosion, cyclical market patterns and significant expenditures for capital equipment and product development than other semiconductor market sectors, future operating results may reflect substantial period to period fluctuations due to these or other factors.

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

     Sipex offers a broad range of innovative, high performance, high value-added analog integrated circuits. Sipex's products are generally broken down into the following categories: networking products, power management products, electroluminescent products, and data converter products. In addition, Sipex supplies precision high-reliability assembled products principally to commercial customers for aerospace and military applications.

     Sipex believes that its design and manufacturing process capabilities can address customers' needs with regard to product features and functionality, integration and overall solution cost. By working closely and partnering with established market leaders within these areas, Sipex has been able to identify and meet its partners' complex analog IC requirements with tailored products that are developed in conjunction with the customer's own product design team, thus allowing Sipex to address the customer's needs as the customer identifies them. Having addressed the particular needs of market leaders, Sipex is then able to migrate these solutions into standard products available to other equipment or device suppliers.

OUR MAJOR PRODUCT CATEGORIES

     Sipex produces a wide range of products for a variety of customers and markets. We emphasize standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. We target the high performance segment of the linear circuit market. The high performance segment of the analog IC market consists of innovative, proprietary, niche products which are often tailored for specific applications and differ from commodity analog products in terms of uniqueness, feature set, electrical performance (speed, precision, power, etc.), and system-level integration.

     Networking Products. Interface products act as intermediaries to transfer signals between or within electronic systems. A simple example of an interface application is a personal computer connected to a printer via the RS-232 serial interface standard. The computer sends information through the connecting cable which is received by the printer, and additional information can be sent back to the computer. Serial interface is used in many market segments including computers, peripherals, data communications, telecommunications, handheld instrumentation, medical equipment, test equipment and industrial controls.

     In the networking area in particular, serial interface products are of critical importance because diverse equipment and peripherals must be linked together to permit data communications across local or remote locations. Because a multiple of communications standards address the diverse requirements of wide area networking, WAN equipment providers must provide compatibility in their equipment with different communications standards. WAN equipment OEMs traditionally addressed this need for systems compatibility through multiple and often redundant board-level approaches, containing analog circuit designs made up of many discrete interface drivers and receivers, along with switches, jumpers or relays to steer the appropriate signals to the connector. Our solution was to develop the first single-chip multi-protocol interface transceiver circuit. These circuits are programmable and dynamically support signals compliant with up to eight different serial interface standards. Our products provide network suppliers with the ability to replace multiple chip and discrete device configurations with a single chip solution, allowing systems designers to reduce space and power requirements in their equipment. Our SP300 series of interface transceivers each support two protocols -- the RS-232 and the RS-485. Additionally, our SP500 series was the industry's first fully integrated transceiver, supporting up to eight of the most popular serial interface standards for WAN interfaces. As +3V based microprocessor systems have become more common, we have introduced families of +3V RS-232 and RS-485. The main product features include fully compliant operation at +3V power supply with +/-15kV of ESD protection. The products are mainly sold into battery powered portable products that have a need to interface to peripheral equipment; including laptop computers, PDAs, and handheld data terminals.

     In addition to expanding its line of programmable serial interface products, Sipex's future interface product strategy includes developing with industry leaders products involving higher speed interfaces supporting high speed data communications, video communications and telecommunications interface requirements. Sipex also offers the SP200 and SP400 series of single protocol serial interface transceiver products, primarily targeted to the personal computer and peripherals and industrial controls markets.

     Power Management Products. Our power management products specialize in the areas of voltage control and measurement, voltage conversion and battery charging. The purpose of these products is to monitor the power supplied to digital circuits such as microprocessors and random access memory ("RAM") in battery operated systems. As the main battery voltage to the system is slowly decreased by usage, a backup battery takes over to keep power to the system long enough so that the microprocessor instructions and RAM are saved and powered down in a safe state. If there is no activity from the microprocessor during a period of time, the microprocessor is reset so that it starts-up at a known state in case of errors during power-up, power-down, and intermittent power losses. Any power glitches or faults that can cause harm to the system or data loss at any time can be minimized by implementing a microprocessor supervisory circuit. Any portable equipment that uses microprocessors, microcontrollers, or memory in the system will require some kind of detection circuitry to monitor the power supply and battery output.

     Electroluminescent and Application Specific Standard Products. Sipex has targeted the battery powered/portable products market to leverage its design expertise and the process capability provided by Sipex's internal dielectric isolation ("DI") wafer fabrication production line. The DI process allows single chip designs to operate efficiently with both very low voltage (1V) and very high voltage (160V) without interference or breakdown between adjacent circuits. Sipex designers, in cooperation with Timex Corporation ("Timex"), developed a proprietary electroluminescent ("EL") driver device, which provides the enabling technology for the Timex(R) watches with INDIGLO(R) night-light. This custom integrated circuit creates a 100V AC signal from a 3V DC battery within the watch to light the backlight material. Using this technology, under license from Timex, Sipex is providing backlighting solutions for pagers, cell phones and handheld electronic equipment manufacturers. Sipex intends to continue its focus in this area on high volume commercial/consumer markets, in which the attributes of the DI fabrication process or Sipex's design capabilities can add value for the customer.

     Data Converter Products. Data converter products are incorporated into systems that translate real world (analog) events into digital data which can be manipulated by a microprocessor. Sipex's analog-to-digital and digital-to-analog products are components that allow microprocessors to monitor real world conditions, and then control responses to the conditions monitored. The main focus of Sipex's product offerings has been high performance 12-bit analog-to-digital and digital-to-analog converters. Sipex believes that the data converter marketplace for 12-bit products is highly fragmented, and design wins are characterized by long life cycles. The primary markets served by Sipex are industrial controls, instrumentation and test equipment. Sipex expects sales of data converter products to decline in future years as Sipex continues to focus resources on its target markets.

     Aerospace and Assembled Products. Sipex's precision high-reliability assembled products are sold to commercial customers engaged in various aerospace and military programs. Sipex is not currently designing new products for the military market. Sipex expects sales of products for military applications to continue to decline in the future as Sipex continues to focus its resources on its target markets in the commercial sector.

     The following table identifies the list of current applications for Sipex's products, identified by end market:

MARKET                                                           USER APPLICATION
------                                                           ----------------
Networking/Data Communication......................  Workstations
                                                     Notebook PCs
                                                     Desktop PCs
                                                     Printers
                                                     Point-of-sale Terminals
                                                     Modems
                                                     Fax Machines
                                                     Bridges
                                                     Routers
                                                     Frame Relay
                                                     Servers
Consumer...........................................  Personal Digital Assistants (PDA's)
                                                     Watches
                                                     Clocks
                                                     Remote Controls
                                                     Keypads
                                                     Cameras
                                                     Radios
Telecommunications.................................  Cellular Phones
                                                     Cordless Phones
                                                     Satellites
                                                     Base Stations
                                                     Pagers
                                                     PBX Switches
                                                     Global Positioning Systems
Industrial Controls & Instrumentation..............  Test Equipment
                                                     Robotics
                                                     Data Recorders
                                                     Analyzers
                                                     Meters
                                                     Factory Automation
                                                     Automotive Instrumentation
Aerospace/Military.................................  Satellites
                                                     Missile Systems
                                                     Engine Controls
                                                     Braking Systems
                                                     Aircraft

SALES AND DISTRIBUTION

     We sell our products to OEM customers either directly through a direct sales force and with the assistance of a network of independent sales representatives, or indirectly through independent distributors. We continually seek to broaden our customer base by increasing sales through our distributor network. Domestic and international distributor sales were 28.8%, 34.9% and 35.4% of net sales in 1999, 1998 and 1997 respectively.

     Our direct sales force consists of sales managers and field application engineers who provide technical and applications support to customers, independent sales representatives and distributors. The sales staff and field application engineers are located at our Billerica, Massachusetts headquarters and in field sales offices in

Munich, Paris, Belgium, Taiwan, Tokyo and California. Our sales staff and field application engineers also manage, train and support our network of distributors and representatives.

     In North America, Sipex sells its products through 20 independent sales representative organizations having approximately 40 offices, and one distributor having approximately 110 sales locations. These independent entities are selected for their ability to provide effective field sales, marketing communications and technical support to Sipex's customers. Sipex has entered into Sales Representative or Distributor Agreements with each of its independent sales representatives and its distributor. These agreements typically provide for the independent distributor to act as a non-exclusive distributor for one or more products within a specific territory and also permit sales representatives to act as an exclusive or a non-exclusive sales representative in appropriate circumstances. Sipex maintains a separate price list for products sold to distributors, which typically reflects discounts from the prices charged to customers in direct sales transactions. Sales representatives directly solicit orders for Sipex's products, which Sipex fills directly with the customer, generating a commission from Sipex to the sales representative. On a semi-annual basis, distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 10% of their total purchases during the most recent six-month period.

     Outside North America, Sipex sells its products through approximately 25 distributors having 150 sales locations. International sales in 1999, 1998 and 1997 were approximately $45.4 million, $38.4 million and $33.2 million, respectively, representing 50.5%, 41.8% and 44.1% of net sales, respectively. In connection with its international sales, Sipex is subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, Sipex has not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. Sipex currently does not have a policy relating to hedging.

CUSTOMERS

     Our customer base is comprised of merchant manufacturers, electronics distributors and customers with captive manufacturing operations. The captive manufacturers use our products as integral components in their equipment and systems. In certain cases, we sell our products to a subcontract-assembly company specified by the captive manufacturer. The merchant manufacturers typically function as original equipment manufacturers ("OEMs") as well as suppliers of sub-systems to other OEMs.

     Our customers, none of which accounted for more than ten percent of net sales in 1999 or 1998, include Cisco Systems, Hewlett-Packard, Nortel, Alcatel, Lucent Technologies, ADC Telecommunications, Dell, Lexmark, Schlumberger, Xerox, Symbol, 3Com, and IBM in the networking/data communications markets; Timex, 3Com, Casio, ETA Swatch, Seiko, Sharp, and Handspring in the consumer markets; Motorola, Garmin, Hyundai, L.G. Information Systems, Samsung, NEC and Cidco in the telecommunications markets; and Andover Controls, Siemens and Honeywell in the industrial controls market. Customers incorporating our high reliability assembled products in military applications include Honeywell, Raytheon, Snecma, BF Goodrich, Space Systems/Loral and Lockheed Martin.

BACKLOG

     Our product backlog was approximately $36.0 million at December 31, 1999 compared to $31.1 million at December 31, 1998. We generally include in backlog all orders scheduled for delivery within one year. However, our business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Sipex generally permits orders to be canceled or rescheduled without significant penalty to customers. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenues.

MANUFACTURING

     Sipex has wafer fabrication facilities in Milpitas and Fremont, California and has assembly operations in Billerica, Massachusetts. Sipex's wafer fabrication facility located in Milpitas commenced manufacturing operations in the second half of 1999. The Milpitas wafer fabrication facility is used to produce both four-inch and six-inch diameter wafers for use in the production of Sipex's devices. Sipex's facilities have been certified as ISO-9001 compliant. Sipex has commenced construction of an additional 35,000 square feet to its Milpitas facility. This new six-inch wafer fabrication addition is expected to be completed by the end of 2000. When completed, this addition will double the current Milpitas wafer fabrication capacity. Sipex also added approximately 20,000 square feet to its Billerica facility for additional final testing of devices.

     Sipex broadens its manufacturing capabilities by using third-party foundries to produce junction isolation BiCMOS processed wafers and CMOS processed wafers. The use of third-party foundries enables Sipex to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. Sipex uses three different third-party foundries to supply fully processed semiconductor wafers for its junction isolation BiCMOS and CMOS products; all of these foundries have been certified as ISO-9001 compliant. Sales of these products collectively represented approximately 35.8% of Sipex's net sales in 1999, approximately 28.3% in 1998 and approximately 26.0% in 1997.

     In the third and fourth quarters of 1999, our allocation of wafers produced by a third-party foundry was significantly reduced. This shortage continued until the end of December and shipments and revenue were lower during these periods due to the reduced allocations. We are transitioning production of these wafers into our new facility in Milpitas. The qualification of this process will be complete in the first quarter of 2000 with production expected to begin in the second quarter of 2000.

     Our basic process technologies include silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS processes. We also have two complementary bipolar processes. Our bipolar processes provide switching characteristics required for many linear circuit functions. The CMOS and BiCMOS processes are typically used in circuits where high voltage, high power and low noise are necessary.

     Sipex tests integrated circuits or "die" on the wafers produced by Sipex and its foundries for compliance with performance specifications before assembly. Sipex's commercial products are assembled by a variety of subcontractors in Malaysia, Indonesia, Thailand and other locations in Asia, all of which have been certified as ISO-9002 compliant. Following assembly, the packaged units are returned to Sipex for 100 percent final testing and inspection prior to shipment to customers. Sipex manufactures its precision high-reliability assembled products in Billerica, Massachusetts. Sipex is in conformance with stringent quality and reliability requirements for military and aerospace applications.

     Sipex's subcontractors may also be subject to capacity, yield and quality problems or may have difficulty obtaining critical raw materials, which could result in disruptions in the supply of assembled products. Sipex's reliance on third-party foundries and independent subcontractors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The occurrences of any supply or other problems such as the wafer shortages Sipex experienced in the second half of 1999, could have a negative impact on our business revenues and results of operations.

     From time to time, the overall semiconductor industry has experienced significant growth which has created industry-wide capacity shortages and extended lead times for contract assembly, raw wafers, capital equipment, foundry wafers and various other products and services that are critical to Sipex's performance. Sipex is seeking to establish and maintain critical inventories and alternate sources to minimize the impact of its vendors' capacity limitations. However, there may be future shortages of key services that harm Sipex's business and results of operations.

     The manufacturing processes utilized by Sipex are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields. In addition, yields can be affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and time-consuming or expensive to remedy. From time to time, Sipex has experienced yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that yield variances previously experienced by Sipex will not recur or that Sipex and its independent foundries will not experience other manufacturing problems that result in delays of product introduction or delivery. Although previous fluctuations in yield variances have not materially affected Sipex's business, financial condition or results of operations, there can be no assurance that future yield variances and resulting delays would not negatively affect Sipex's business and results of operations.

     Sipex received a Notice of Potential Liability from the Environmental Protection Agency ("EPA") in June 1993 concerning a landfill identified as a Superfund Site. Sipex has denied any liability and believes the ultimate outcome of this matter will not have a material impact on Sipex.

PRODUCT QUALITY ASSURANCE AND RELIABILITY

     Sipex is committed to customer satisfaction and continuous improvement in all aspects of its business. This is accomplished through a comprehensive quality and reliability system founded on documented procedures. Sipex uses quality tools such as statistical process control, cross-functional teaming, and advanced statistical analysis in its qualification, production processes, and improvement activities. Sipex maintains strong relationships with its subcontractors and routinely qualifies suppliers to established standards. Sipex is ISO-9001 Registered and has continuously maintained conformance to MIL-PRF-38534.

PATENTS, LICENSES AND TRADEMARKS

     Sipex seeks to protect its proprietary technology through patents and trade secret protection. Currently, Sipex holds a number of patents expiring on various dates between the years 2000 and 2018 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While Sipex intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, Sipex believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, Sipex also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that Sipex's patents or applicable trade secret laws will provide adequate protection for Sipex's technology against competitors who may develop or patent similar technology or reverse engineer Sipex's products. In addition, the laws of certain territories in which Sipex's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect Sipex's products and intellectual property rights to the same extent as the laws of the United States.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although Sipex is not aware of any pending or threatened patent litigation, there can be no assurance that third parties will not assert claims against Sipex with respect to existing or future products or technologies and Sipex has been subject to such claims in the past. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of Sipex, could result in significant expense to Sipex and divert the efforts of Sipex's and management personnel from productive tasks. In the event of an adverse ruling in such litigation, Sipex might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on acceptable terms, or at all, with respect to disputed third-party technology. In the event of a successful claim against Sipex and Sipex's failure to develop or license a substitute technology at a reasonable cost, Sipex's business, financial condition and results of operations would be materially and adversely affected.

     Pursuant to license agreements, Sipex pays a royalty to Timex Corporation for certain electroluminescent product sales and to Maxim Integrated Products for certain interface product sales. Sipex continues to receive royalty payments from Analog Devices Incorporated for certain licensed interface products.

RESEARCH AND DEVELOPMENT

     Sipex believes that continued introduction of new products in its target markets is essential to its growth. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring diverse competencies to achieve customers' desired performance. Sipex supports its key designers with an infrastructure of product and test engineers who perform various support functions and allow the designer to focus on the core elements of the design.

     In 1999, 1998 and 1997, Sipex spent approximately $10.6 million, $8.4 million and $7.0 million, respectively, on research and development, representing, 11.8%, 9.1% and 9.2%, respectively, of net sales for these periods. Sipex expects that expenditures in support of research and development activity will continue to increase in absolute dollars in the near future.

     Sipex's ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. Sipex's research and development efforts are directed primarily at designing and introducing new products and technologies. Sipex continually upgrades its internal technology while also working with foundries to develop new technologies for new generations of products. In addition, Sipex continually refines its manufacturing practices and technology to improve yields of its products.

COMPETITION

     We compete in the high performance segment of the analog integrated circuit market. The analog integrated circuit segment of the semiconductor industry is intensely competitive, and many major semiconductor companies presently compete or could compete with us in some capacity. Our primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than us. Our current primary competitors in the high-performance segment of the analog circuit market include Analog Devices, Linear Technology, Semtech, Micrel Semiconductor, National Semiconductor and Maxim Integrated Products. Although foreign companies active in the semiconductor market have not traditionally focused on the high performance analog market, many foreign companies have the financial and other resources to participate successfully in these markets, and may become formidable competitors in the future.

     We believe that our ability to compete successfully depends on a number of factors, including the ability to develop and introduce new products rapidly, product innovation, product quality and reliability, product performance, the breadth of our product line, price, technical service and support, manufacturing quality and capacity, supply of raw materials, efficiency of production, delivery capabilities and protection of the Company's intellectual property. We believe that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors than price in our target markets because we compete primarily at the stage when system manufacturers design analog products into their systems. At the design-in stage, there is less price competition, particularly when there is only one source for the product. We believe that, by virtue of our analog expertise and rigorous design methodology, we compete favorably in the areas of rapid product introduction, product innovation, quality, reliability and performance, but it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities.

ENVIRONMENTAL REGULATION

     Sipex is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although Sipex believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on Sipex, suspension of production or a cessation of operations. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations, and there can be no assurance that regulatory changes or changes in regulatory interpretation or enforcement may render compliance more difficult and costly. Any failure of Sipex to control the use of, or adequately restrict the discharge of hazardous substances, or otherwise comply with environmental regulations, could subject Sipex to significant future liabilities. In addition, although Sipex believes that its past operations conformed with then applicable environmental laws and regulations, there can be no assurance that Sipex has not in the past violated applicable laws or regulations, which violations could result in remediation or other liabilities, or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other liabilities under current or future environmental laws or regulations.

EMPLOYEES

     At December 31, 1999, we had 435 full-time employees. We believe that our future success will depend, in part, on our ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of our employees is subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES:

     The Company's corporate office and principal manufacturing facility is located in Billerica, Massachusetts. Information regarding the principal plants and properties appears below:

                                                         APPROXIMATE       OWNED OR        LEASE
                                                        FACILITY SIZE    LEASED: LAND    EXPIRATION
LOCATION                               DESCRIPTION      (SQUARE FEET)     AREA OWNED        DATE
--------                              --------------    -------------    ------------    ----------
Billerica, MA                         Manufacturing        66,600           Leased       01/31/2008
                                      General Office
Milpitas, CA*                         General Office       20,000           Leased       04/30/2002
Milpitas, CA                          Manufacturing        56,000           Leased       07/01/2004
                                      General Office
San Jose, CA                          Manufacturing        12,500           Leased       12/31/2000
Providence, RI                        General Office          680           Leased       10/31/2001
Pleasanton, CA*                       Manufacturing         7,700           Leased       03/31/2001
                                      General Office
Fremont, CA                           Warehouse            14,200           Leased       05/07/2001
Fremont, CA*                          General Office        5,000           Leased       04/30/2001
Fremont, CA                           Manufacturing        10,300           Leased       08/31/2000
Fremont, CA*                          Manufacturing        10,300           Leased       08/31/2000
Fremont, CA                           Manufacturing         5,200           Leased       01/31/2001
                                      General Office
Fremont, CA*                          General Office        5,160           Leased       04/30/2001
Munich, Germany                       General Office        2,500           Leased       02/28/2003
Tokyo, Japan                          General Office        1,800           Leased       01/31/2001
Zaventem, Belgium                     General Office        6,000           Leased       09/30/2009
Taipei, Taiwan                        General Office          485           Leased       06/30/2000

---------------
* Facility planned to be exited and estimated costs have been accrued for at December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS:

     Sipex may become involved in various legal actions arising in the ordinary course of business. Sipex is currently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of Sipex's security holders during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF SIPEX

     Information relating to the executive officers of Sipex is set forth below. All officers held office as of December 31, 1999.

NAME, AGE & POSITION                                          BUSINESS EXPERIENCE
--------------------                                          -------------------
James E. Donegan -- Age 54                  Mr. Donegan joined the Company in April 1985 as Chairman
  Chairman, Chief Executive Officer and     of the Board, Chief Executive Officer and President of
  Director                                  Sipex. Mr. Donegan currently serves as a Director of
                                            Genesis Microchip Inc., a manufacturer of video
                                            semiconductors. Before joining Sipex, Mr. Donegan held
                                            the position of Group Vice President of the Electronic
                                            Components Group at Midland Ross Corp.
Frank R. DiPietro -- Age 52                 Mr. DiPietro joined Sipex in December 1983 as Chief
  Executive Vice President, Finance, Chief  Financial Officer and Treasurer. He was appointed Vice
  Financial Officer, Treasurer and Clerk    President of Finance in January 1985, Senior Vice
                                            President in June 1985 and Executive Vice President in
                                            November 1996. From November 1979 to November 1983, Mr.
                                            DiPietro served as a Controller at Digital Equipment
                                            Corp.
Stephen Parks -- Age 39                     Mr. Parks joined Sipex in June, 1999 as President and
  President and Chief Operating Officer     Chief Operating Officer. From September 1995 to June
                                            1999, Mr. Parks held the position of Business Unit
                                            Director at Cherry Semiconductor for the Computer and
                                            Industrial Business Unit. From 1982 to 1995, Mr. Parks
                                            worked for AT&T Microelectronics (now Lucent
                                            Technologies) where he held a variety of management
                                            positions in Engineering and Marketing.
Raymond W.B. Chow -- Age 51                 Mr. Chow joined Sipex in October 1988. He was appointed
  Senior Vice President, Chief Technology   Senior Vice President of Interface Products in August
  Officer                                   1994 and Chief Technology Officer in July 1998. From
                                            March 1982 to October 1988, Mr. Chow was President and
                                            Chief Executive Officer of Barvon BiCMOS Technology,
                                            Inc. ("Barvon"), a company Mr. Chow founded in 1982.
Yener Gurler -- Age 60                      Mr. Gurler joined Sipex in August 1992 as Fab Manager.
  Senior Vice President, Operations         He was appointed Vice President, Fab Operations in 1997
                                            and Senior Vice President, Operations in 1998. He joined
                                            Sipex from Universal Semiconductor where he held the
                                            position of Vice President, Operations.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

                          QUARTERLY STOCK MARKET DATA

                                        DEC. 31, 1999     OCT. 2, 1999     JULY 3, 1999     APRIL 3, 1999
                                        -------------    --------------    -------------    --------------
FISCAL 1999
Stock price range per share:
  High................................     24.563            22.063           21.750            36.188
  Low.................................      9.813            12.188           11.438             9.375

                                        DEC. 31, 1998    SEPT. 26, 1998    JUNE 27, 1998    MARCH 28, 1998
                                        -------------    --------------    -------------    --------------
FISCAL 1998
Stock price range per share:
  High................................     37.438            23.875           35.750            38.188
  Low.................................     18.625            17.250           18.188            25.250

     On December 31, 1999, there were approximately 63 shareholders of record. Sipex believes that the number of beneficial holders of Common Stock exceeds 1,200. The last reported sale price of the Common Stock on March 6, 2000 was $36.0625 per share. Sipex has never declared or paid a cash dividend on its capital stock. Sipex currently intends to retain all of its earnings to finance future growth and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 21, 1999, we agreed to acquire Calogic pursuant to an Agreement and Plan of Reorganization between us and Calogic. Pursuant to the Agreement and Plan of Reorganization, on November 23, 1999, we issued 3,299,999 shares of common stock to the Calogic shareholders in exchange for all of the outstanding shares of Calogic capital stock.

     On November 23, 1999, we also issued an aggregate of 300,000 shares of common stock to the minority shareholders of Alpha Semiconductor which was a majority owned subsidiary of Calogic.

     The shares issued to the former Calogic and Alpha Semiconductor shareholders were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and section 4(2) of the Securities Act of 1933 and constitute "restricted securities" under Rule 144 of the Securities Act. The provisions of Rule 144 permit limited resale of "restricted securities," subject to mandatory holding periods, volume limitations and other restrictions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:

     Selected financial data for the last five years appear below (in thousands, except per share data):

     The financial data has been adjusted to reflect the combined operations of Sipex Corporation and Calogic as a result of the November, 1999 merger which was recorded as a pooling of interests (see Note 2 to Consolidated Financial Statements).

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1999        1998       1997*      1996*      1995*
                                         --------    --------    -------    -------    -------
OPERATING RESULTS
Net sales..............................  $ 89,820    $ 91,961    $75,289    $64,044    $59,038
Gross profit...........................    32,593      39,773     29,951     22,924     18,553
  As a % of net sales..................      36.3%       43.2%      39.8%      35.8%      31.4%
Depreciation and amortization..........     2,528       2,392      1,961      1,505      2,667
Research & development expenses........    10,623       8,407      6,951      6,516      6,126
Income (loss) from operations..........     2,321      15,438      9,901      4,897        (62)
Income (loss) before taxes.............     3,680      16,588     10,488      4,247     (1,213)
Net income.............................     6,099      19,429     11,418      4,179     (1,448)
  As a % of net sales..................       6.8%       21.1%      15.2%       6.5%      (2.5)%
Net income per common share -- basic...      0.28        0.92       0.55       0.25      (0.07)
Net income per common share -- assuming
  dilution.............................      0.28        0.88       0.52       0.23      (0.07)
FINANCIAL DATA
Cash/short-term investments............  $  7,089    $ 25,791    $39,986    $37,146    $   345
Restricted cash equivalents and
  securities...........................    36,750      24,356         --         --         --
Total assets...........................   119,795     107,689     84,348     73,259     34,732
Working capital........................    42,037      50,478     54,377     51,361      9,364
Current ratio..........................       3.9         3.9        4.1        4.1        1.6
Capital expenditures...................     9,214       4,700      6,834      2,932      1,893
Shareholders' equity...................   105,101      89,772     65,331     56,348      1,242

---------------
 * All data reflects 2 for 1 stock split effected through a 100% dividend on August 18, 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Sipex designs, manufactures and markets high performance and high value added analog integrated circuits using standard BiCMOS and dielectrically isolated BiCMOS technologies. Analog integrated circuits address a wide range of real-world signal processing applications associated with such naturally occurring physical phenomena as temperature, pressure, weight, position, light and sound. These circuits play a fundamental and important role in coupling the real world to the digital computer and vice versa. Sipex's products include single, dual and multi-protocol interface circuits, power management products, data converters, electroluminescent driver circuits, low power and high voltage application specific circuits.

     On November 23, 1999, Sipex completed its acquisition of Calogic. In connection with the transaction, the Company issued approximately 3.6 million shares of its common stock. The merger was accounted for as a pooling-of-interests. Accordingly, Sipex's consolidated financial statements have been restated to include the accounts and operations of Calogic for all periods presented. Sipex recorded combined merger-related transactions costs of $1.2 million primarily for professional services, such as investment banking, legal, and accounting fees.

     For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations, adjusted to reflect the merger of Calogic as a pooling-of-interests for all periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   63.7     56.8     60.2
                                                              -----    -----    -----
Gross profit................................................   36.3     43.2     39.8
Operating expenses:
  Research and development..................................   11.8      9.1      9.2
  Marketing and selling.....................................   10.9      9.7     10.0
  General and administrative................................    8.8      6.4      7.4
  Merger related costs......................................    1.3       --       --
  Facility exit costs.......................................    0.9      1.2       --
                                                              -----    -----    -----
Total operating expenses....................................   33.7     26.4     26.6
                                                              -----    -----    -----
Income from operations......................................    2.6     16.8     13.2
Other income, net...........................................    1.5      1.2       .8
                                                              -----    -----    -----
Income before income taxes..................................    4.1     18.0     14.0
                                                              =====    =====    =====

  Fiscal Year Ended December 31, 1999 compared to Fiscal Year Ended December 31, 1998

     Net sales decreased 2.3% to $89.8 million for the year ended December 31, 1999 compared to $92.0 million for the year ended December 31, 1998. The decrease in net sales was primarily due to the lower than planned deliveries of sub-contracted wafers announced by our primary third-party wafer supplier in September of 1999. The average selling price for the Company's products also declined slightly during the year. Approximately 51% of Sipex's net sales were derived from international customers in 1999 compared to 42% in 1998. Geographically, in 1999, Sipex experienced sales growth of 25% in Japan and the Pacific Rim countries and an additional 6% growth in Europe while sales declined 17% in the U.S.

     Gross profit was $32.6 million or 36.3% of net sales in 1999 compared to $39.8 million or 43.2% of net sales in 1998. The 6.9% reduction in 1999 from 1998 was primarily due to the lack of absorption of certain fixed costs over a reduced sales base caused by the closing of our original Milpitas wafer fabrication facility and the commencing of our new Milpitas wafer fabrication facility. Additionally, we received significant price increases from one of our subcontract wafer manufacturers. We expect that we will begin processing these wafers in the new Milpitas wafer fabrication facility in the second quarter of 2000.

     Research and development ("R&D") expenses were $10.6 million and $8.4 million in 1999 and 1998, respectively, or 11.8% and 9.1% of net sales, respectively. The increase in R&D expense in 1999 as compared to 1998 was due primarily to process development as well as an increase in staffing, particularly design engineering personnel and higher spending for development of mask sets and test wafers.

     Marketing and selling expenses were $9.7 million and $8.9 million in 1999 and 1998, respectively, or 10.9% and 9.7% of net sales, respectively. The increase in marketing and selling expenses in 1999 over 1998 was due primarily to an increase in staffing, particularly sales personnel.

     General and administrative expenses were $7.9 million and $5.9 million in 1999 and 1998, respectively, or 8.8% and 6.4% of net sales, respectively. The increase in general administration expense was due primarily to increased staffing, legal and other related professional expenses. Included in the general and administrative costs were charges for sales and marketing restructuring of $400,000.

     Facility exit costs for 1999 consist of $1.9 million estimated costs of closing several of the manufacturing facilities acquired as a result of the Calogic acquisition that are duplicate facilities, offset by $1.1 million from the sale in the third quarter of 1999 of the tangible assets of our semiconductor wafer fab located in Milpitas California, a portion of which had been written down in the fourth quarter of 1998. In the fourth quarter of 1999, the management of Sipex and its Board of Directors approved a plan to close its California manufacturing facilities which were acquired through the merger with Calogic. As part of the plan, we will be vacating these leased facilities and moving those operations to our newly completed facility in Milpitas, California. Total estimated costs of $1.9 million associated with the closure of the facilities includes $932,000 of rent, real estate taxes, and utility costs which will be paid over an estimated two year period after the buildings are vacated and until they can be subleased or the lease terminates. Additionally, we have recorded $296,000 as a charge to current operations for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company recorded $643,000 of facility exit costs related to employee severance. In 1998, the facility exit costs of $1.1 million represented the estimated cost of the closure of the manufacturing facility in Milpitas, California and the sales office in France. The charge for property, plant and equipment represents the write-down to the net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Severance and other employee related costs totaling $200,000 were also included relating to the closing of an international office.

     Other income, net was $1.4 million and $1.2 million in 1999 and 1998, respectively. The increase in other income was due primarily to higher interest income arising from increased yields on cash, cash equivalents and investments.

     We recorded an income tax benefit of $2.4 million for 1999 compared to an income tax benefit of $2.8 million for 1998, resulting in an effective income tax benefit rate of 66% in 1999 compared to an effective rate of 17.1% in 1998. These effective rates differed from the statutory rate due to our utilization of net operating loss carryforwards which were previously reserved, and additionally, to the reduction of the valuation allowance for future tax benefits expected to be realized in the future.

  Fiscal Year Ended December 31, 1998 compared to Fiscal Year Ended December 31, 1997

     Net sales increased 22.1% to $92.0 million for the year ended December 31, 1998 compared to $75.3 million for the year ended December 31, 1997. The increase in net sales was primarily due to higher unit shipments resulting from continued introductions of new products and increased market acceptance of our proprietary and second source products. The average selling price for our products declined slightly during the year. Approximately 42% of our net sales were derived from international customers in 1998 compared to 44% in 1997. Geographically, in 1998, Sipex experienced sales growth of 33% in Europe, 27% in the U.S. and 8% in Japan and the Pacific Rim countries.

     Gross profit was $39.8 million or 43.2% of net sales in 1998 as compared to $30.0 million or 39.8% of net sales in 1997. The improvements in 1998 over 1997 were primarily due to the absorption of certain fixed costs over a larger sales base, manufacturing efficiencies and increased market acceptance of our proprietary and application specific standard products. This was partially offset by the slightly lower average selling price for our products.

     Research and development ("R&D") expenses were $8.4 million and $7.0 million in 1998 and 1997 or 9.1% and 9.2% of net sales, respectively. The increase in R&D expense in 1998 as compared to 1997 was due primarily to an increase in staffing, particularly design engineering personnel and higher spending for development of mask sets and test wafers.

     Marketing and selling expenses were $8.9 million and $7.5 million in 1998 and 1997, respectively, or 9.7% and 10.0% of net sales, respectively. The increase in marketing and selling expenses in 1998, as compared to 1997, was due primarily to an increase in staffing, particularly sales personnel, and an increase in commission cost associated with sales.

     General and administrative expenses were $5.9 million and $5.6 million in 1998 and 1997, respectively, or 6.4% and 7.4% of net sales, respectively. The increase in general and administrative expense was due primarily to increased legal and other related professional expenses. The increase is also the result of a write-off of an account receivable.

     The facility exit costs of $1.1 million represent the estimated cost of the closure of the manufacturing facility in Milpitas, California and the sales office in France. The charge for property, plant and equipment represents the write-down to the net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Severance and other employee related costs were also included relating to the closing of an international office.

     Other income, net was $1.2 million and $587,000 in 1998 and 1997, respectively. The increase in other income was due primarily to higher interest income resulting from increases in cash, cash equivalents and investments.

     We recorded an income tax benefit of $2.8 million for 1998 and an income tax benefit of $930,000 for 1997, resulting in an effective income tax benefit rate of 17.1% in 1998 compared to an effective rate of 8.9% in 1997. These effective rates differed from the statutory rate due to our utilization of net operating loss carryforwards which were previously reserved, and additionally, to the reduction of a portion of the valuation allowance for tax benefits expected to be realized in the future.

  Liquidity and Capital Resources

     At December 31, 1999, Sipex had working capital of $42.0 million and available funds of $7.1 million consisting of cash and cash equivalents and investment securities. Sipex has pledged up to $36.8 million of cash and cash equivalents and investment securities as security for a lease which Sipex entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The facility was completed in the first quarter of 1999. Sipex has classified the amount pledged as restricted long-term assets on the consolidated balance sheet at December 31, 1999. Net cash provided by (used in) operating activities was ($7.4) million, ($13.9) million, and $9.0 million in 1999, 1998 and 1997, respectively. Net cash used in operating activities in 1999 resulted primarily from a $2.3 million increase in inventories, $6.7 million increase in deferred taxes and a $12.4 million increase in restricted cash associated with the pledge discussed above and was partially offset by net income of $6.1 million and a $1.6 million decrease in accounts receivable. In 1998, net cash used in operating activities resulted primarily from $24.3 million in restricted cash associated with the pledge discussed above, a $3.9 million increase in accounts receivable, $371,000 increase in inventories and $6.9 million increase in deferred taxes which was partially offset by net income of $19.4 million.

     Net cash used in investing activities for property, plant and equipment was $9.2 million, $4.7 million and $6.8 million in 1999, 1998 and 1997, respectively. The growth in 1999 capital investment related to the expansion of our wafer manufacturing in San Jose, California, equipment upgrades in all facilities and $2.3 million relating to upgrading Sipex's information systems infrastructure.

     Net cash (used in) provided by financing activities was ($2.1) million, $4.5 million and $609,000 in 1999, 1998 and 1997, respectively. In 1999, $4.4 million was provided by the issuance of common stock on the exercise of options pursuant to the Company's stock plans offset by the repayment of $6.6 million of debt obligations. In 1998, $5.1 million was provided by the issuance of common stock on the exercise of options pursuant to Sipex's stock purchase plans offset partially by the repayment of approximately $578,000 of debt obligations. In 1997, $1.2 million was provided by the issuance of common stock on the exercise of options or pursuant to the Company's stock purchase plans offset partially by the repayment of approximately $1.3 million of capital lease and other debt obligations.

     At December 31, 1999, Sipex has U.S. net operating loss carryforwards of approximately $21.0 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2010. As of December 31, 1999, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7.4 million as a result of an ownership change which occurred on September 30, 1996.

     Sipex anticipates that the available funds and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

  Factors Affecting Future Results

     From time to time, information provided by Sipex, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including in this Form 10-K) may contain statements which are not historical facts, so called "forward-looking statements", and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking" statements. Sipex's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in Sipex's other filings with the Securities and Exchange Commission.

     Sipex's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including competitive pressures on selling prices; the timing and cancellation of customer orders; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; Sipex's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by Sipex's competitors; market acceptance of Sipex's and its customers' products; the level of orders received which can be shipped in a quarter; the ability of Sipex to manufacture in the correct mix to respond to orders on hand and new orders received in the future; the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production; and the cyclical nature of the semiconductor industry. Due to the absence of substantial noncancellable backlog, Sipex typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because Sipex is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels, operating results would be adversely affected if increased sales are not achieved. In addition, Sipex is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, Sipex may experience material fluctuations in future operating results on a quarterly or annual basis which could substantially harm its business, financial condition and operating results.

  Supply and Manufacturing Risks

     In an effort to reduce Sipex's reliance on outside fabricators for its wafers, Sipex has built an in-house fabrication facility in Milpitas, California. Sipex is in the process of bringing wafer production in-house and transitioning certain products to the new fab. Sipex may experience unexpected delays and problems in qualifying and ramping up production at this new facility. The failure of Sipex to implement the new fab successfully and in a timely fashion may impact future revenue growth and operating results.

     Sipex currently relies on three outside foundries to supply fully processed semiconductor wafers. There are significant risks associated with reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over quality assurance, manufacturing yields and production costs. Sipex is also subject to significant manufacturing risks including yield variances which Sipex or its outside foundries may experience. The occurrence of any of these problems would negatively impact Sipex's business and results of operations.

  Expected Benefits from the Merger with Calogic

     Sipex completed the merger with Calogic with the expectation that the merger would result in certain benefits, including:

     - cost savings related to the elimination of redundant activities;

     - the opportunity to generate revenue from new customers;

     - operating efficiencies such as combined managerial, sales, marketing and technological expertise and personnel; and

     - other synergies due to the strategic fit and compatibility of the two companies, including their common equipment platforms and information systems.

     We may not realize any of the anticipated benefits of the merger. Integrating Calogic's operations and personnel with our business has been and continues to be a complex and difficult process. Achieving the benefits of the merger will depend upon the successful integration of Calogic's business in an efficient and timely manner. The integration of Calogic with our operations could require additional costs and expenses as well as demands on management personnel. The diversion of the attention of our management and any difficulties encountered in the process of combining our companies could cause the disruption of, or a loss of momentum in our activities. Further, we may experience customer, supplier or employee attrition as a result of the merger. We cannot assure you that the merger will be accretive to net income at any point in the future.

  Intellectual Property Rights

     Sipex relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of these intellectual property rights or lengthy and expensive defense of these rights could negatively impact Sipex's business and results of operations.

  Dependence on New Products

     Sipex's success will depend upon its ability to develop new semiconductor devices for existing and new markets, to introduce such products in a timely manner and to have such products selected for design into new products of its customers. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achievement of manufacturing yields and market acceptance of Sipex's and its customers' products.

  Competition: The Semiconductor Industry

     Sipex competes with several domestic semiconductor companies, most of which have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than Sipex. Sipex believes that its ability to compete successfully depends on a number of factors, including the breadth of its product line, the ability to develop and introduce new products rapidly, product innovation, product quality and reliability, product performance, price, technical service and support, adequacy of manufacturing quality and capacity and sources of raw materials, efficiency of production, delivery capabilities and protection of Sipex's products by intellectual property laws. The semiconductor industry has been highly cyclical and is subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. Sipex may experience substantial period-to-period fluctuation in future operating results due to general semiconductor industry conditions and overall economic conditions.

  International Sales

     Sipex derives a significant portion of its net sales from international sales, including Asia, which are subject to certain risks, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting Sipex's intellectual property overseas, seasonality of sales and potentially adverse tax consequences. There can be no assurance that recent economic troubles in certain Asian countries will not have a material adverse effect on Sipex's business, results of operations and financial condition.

  Stock Price Volatility

     The trading price of Sipex's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by Sipex or its competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of Sipex's common stock.

  Year 2000 Readiness Disclosure Statement

     Sipex did not experience any interruption to its business activities or incur any impairment to its financial condition or results of operations as a result of passing into calendar year 2000. Sipex will continue to monitor its own internal systems and products to determine the impact, if any, of problems associated with the Year 2000.

     To date, Year 2000 costs are not considered by Sipex to be material to the Company's financial condition nor has Sipex incurred any significant unplanned expenditures to address or remediate Year 2000 problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     Sipex owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve Sipex's capital until it is required to fund operations, including Sipex's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Sipex does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

     Investment Rate Risk -- Sipex's investment portfolio includes debt instruments that are primarily United States government bonds of less than one year in duration. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Sipex's investment portfolio also consists of certain commercial paper which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, Sipex does not believe that it has a material exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     Sipex's Consolidated Financial Statements and related Independent Auditors' Report are presented in the following pages.

Independent Auditors' Reports
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 1999 and 1998
  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Shareholders' Equity and Comprehensive Income for
     the years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

          DIRECTOR'S NAME AND
             YEAR DIRECTOR                                                             YEAR TERM    CLASS OF
        FIRST BECAME A DIRECTOR          AGE             POSITION(S) HELD             WILL EXPIRE   DIRECTOR
        -----------------------          ---             ----------------             -----------   --------
Steward S. Flaschen (1996).............  74    Director                                  2000           I
Manfred Loeb (1982-1987; 1992).........  72    Director                                  2000           I
Lionel H. Olmer (1988).................  65    Director                                  2001          II
John L. Sprague (1993).................  70    Director                                  2001          II
Willy M. C. Sansen (1997)..............  57    Director                                  2001          II
James E. Donegan (1985)................  54    Chairman of the Board and Chief           2002         III
                                               Executive Officer

     Dr. Flaschen has been a Director of the Company since August 1996. From 1986 to the present, Dr. Flashen has served as President of Flaschen and Davies, a management consulting firm. In addition, Dr. Flaschen is Chairman of the Board of Directors of TranSwitch Corporation, a digital and mixed-signal semiconductor company, Chairman of the Board of Telco Systems, a telecommunications company and an Independent General Partner of Merrill Lynch Partners II.

     Mr. Loeb has been a director of the Company from 1982 to 1987 and from 1992 to the present. From 1983 to December 1992, he served as the Executive Director of Tractebel S.A. and Chief Executive Officer of the Electricity and Gas International Division of Tractebel S.A. Since 1993, Mr. Loeb has served as an Advisor Director of Tractebel S.A. and Chairman of Tractebel, Inc. (USA). In addition to serving as a director of the Company, Mr. Loeb currently serves as a director of Telfin S.A., an affiliate of Tractebel S.A.

     Mr. Olmer has been a director of the Company since 1988. From 1981 to 1985, he served as Undersecretary of Commerce for International Trade in the Reagan Administration. From 1985 until the present, he has been a partner in the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, concentrating on international trade law.

     Dr. Sansen has been a director of the Company since July 1997. He has been a full professor at the Katholieke University Leuven in Belgium since 1981. He currently heads the Medical and Integrated Circuits and Sensors Division of the Electrical Engineering Department. Dr. Sansen is the author of six electronics books and more than three hundred papers and is currently a Fellow at the Katholieke University Leuven Institute of Electrical and Electronics Engineering, and past chairman of the Electrical Engineering Department of Katholieke University Leuven.

     Dr. Sprague has been a director of the Company since 1993. He has been the president of John L. Sprague Associates, Inc., a consulting firm, since 1988. In addition to serving as a director of the Company, Dr. Sprague currently serves as a director of Aerovox, Inc., a manufacturer of electronic components, Allmerica Financial Corporation, a financial services company, and California Micro Devices, a manufacturer of electronic components. Dr. Sprague has also been a partner of the CEO Perspective Group since December 1998.

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

          COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Company. Based on the Company's review of copies of such forms and written representations from the Reporting Persons, the Company believes that all its officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during fiscal year 1999.

ITEM 11.  EXECUTIVE COMPENSATION:

     The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997, 1998 and 1999, of those persons who were, during this time (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (such five officers collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                  ANNUAL COMPENSATION        COMPENSATION(1)
                                                -----------------------   ---------------------    ALL OTHER
                                       FISCAL                             SECURITIES UNDERLYING   COMPENSATION
  NAME AND PRINCIPAL POSITION YEAR      YEAR    SALARY($)   BONUS($)(2)        OPTIONS(#)            ($)(3)
  --------------------------------     ------   ---------   -----------   ---------------------   ------------
James E. Donegan.....................   1999    $249,923     $200,000            150,000            $15,205
  Chairman and Chief Executive          1997     165,000       79,300                 --              6,065
     Officer                            1997     240,000      130,690            100,000             12,677

Stephen E. Parks (4).................   1999     128,846      175,000            325,000             53,061(5)
  President and Chief Operating
     Officer
Frank R. DiPietro....................   1999     199,135      200,000            100,000              9,741
  Executive Vice President of           1998     176,442      100,000             50,000              6,152
     Finance, Treasurer, Chief          1997     165,000       79,300                 --              6,065
     Financial Officer and Clerk

  and Clerk

Raymond W.B. Chow....................   1999     182,235      100,000            100,000              3,771
  Senior Vice President and Chief       1998     175,480       80,000             50,000              4,739
   Technology Officer                   1997     160,000       74,200                 --              4,739

Yener Gurler.........................   1999     156,202      125,000            100,000              3,771
  Senior Vice President of Operations   1998     136,115       65,000             50,000              4,325

---------------

(1) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive payments during fiscal years 1997, 1998 or 1999.

(2) Bonuses are reported in year earned even if actually paid in subsequent year.

(3) Consists of contributions made by the Company on behalf of the Named Executive Officers to the Company's Tax Deferred Savings Plan, and insurance premiums paid by the Company.

(4) Salary for Mr. Parks for 1999 is for the period from his date of hire, June 22, 1999.

(5) Includes $51,041 for relocation costs.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth stock options granted during the year ended December 31, 1999 to the Named Executive Officers. No stock appreciation rights ("SARs") were granted during the year ended December 31, 1999.

                                               INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                         -------------------------------------------------------------      VALUE AT ASSUMED
                           NUMBER      PERCENT OF                                            ANNUAL RATES OF
                             OF       TOTAL OPTIONS                                            STOCK PRICE
                         SECURITIES    GRANTED TO                                           APPRECIATION FOR
                         UNDERLYING     EMPLOYEES      EXERCISE OR                         OPTION TERMS($)(3)
                          OPTIONS       IN FISCAL     BASE PRICE PER                     -----------------------
         NAME            GRANTED(#)    YEAR(%)(1)      SHARE($)(2)     EXPIRATION DATE       5%          10%
-----------------------  ----------   -------------   --------------   ---------------   ----------   ----------
James E. Donegan.......    75,000(4)       3.5%          $15.5625          8/10/09       $  734,038   $1,860,000
                           75,000(5)       3.5%          $13.0625          12/1/09       $  616,120   $1,561,370
Stephen E. Parks.......   325,000(6)      15.2%          $15.5625          8/10/09       $3,180,831   $8,060,851
Frank R. DiPietro......    50,000(4)       2.3%          $15.5625          8/10/09       $  489,359   $1,240,131
                           50,000(5)       2.3%          $13.0625          12/1/09       $  410,747   $1,040,913
Raymond W.B. Chow......    50,000(4)       2.3%          $15.5625          8/10/09       $  489,359   $1,240,131
                           50,000(5)       2.3%          $13.0625          12/1/09       $  410,747   $1,040,913
Yener Gurler...........    50,000(4)       2.3%          $15.5625          8/10/09       $  489,359   $1,240,131
                           50,000(5)       2.3%          $13.0625          12/1/09       $  410,747   $1,040,913

---------------

(1) A total of 2,138,105 options were granted to employees (including the Named Executive Officers) in fiscal year 1999.

(2) All options were granted at fair market value on the date of the grant.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4) These options will vest in equal annual increments over five years beginning 8/10/00.

(5) These options will vest in equal annual increments over five years beginning 12/1/00.

(6) These options will vest as to 30,000 options, on June 22, 2000, as to 65,000 options on each of June 22, 2001, June 22, 2002, June 22, 2003 and June 22, 2004, and as to 35,000 opt ions on June 22, 2005.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to options to purchase the Company's Common Stock to the Named Executive Officers, including
(i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ended December 31, 1999; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 1999; and (iv) the value of such unexercised options at December 31, 1999.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE
                                     TABLE

                                                                                          VALUE OF UNEXERCISED
                                                            NUMBER OF SECURITIES              IN-THE-MONEY
                              SHARES                       UNDERLYING UNEXERCISED              OPTIONS AT
                             ACQUIRED                        OPTIONS AT YEAR-END             YEAR-END(2)($)
                                ON          VALUE        ---------------------------   ---------------------------
           NAME              EXERCISE   REALIZED(1)($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              --------   --------------   -----------   -------------   -----------   -------------
James E. Donegan...........       --             --        92,490         302,000      $1,243,183     $2,675,820
Stephen Parks..............       --             --            --         325,000              --     $2,925,000
Frank R. DiPietro..........       --             --        76,000         172,000      $1,322,698     $1,553,370
Raymond W.B. Chow..........   53,000       $711,838        36,000         172,000      $  322,885     $1,452,120
Yener Gurler...............       --             --        22,000         162,000      $  245,815     $1,484,595

---------------
(1) Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value of the Company's Common Stock on the date of exercise and the exercise price of the options. The Named Executive Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the Company's Common Stock at the time of such sale.

(2) Value is based on the difference between the option exercise price and the fair market value of the Company's Common Stock on December 31, 1999, multiplied by the number of shares underlying the options.

EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has entered into the following employment agreements with the Named Executive Officers:

     Mr. Donegan and the Company entered into an employment agreement on May 14, 1999. The employment agreement provides that Mr. Donegan will serve as President and Chief Executive Officer of the Company. Mr. Donegan may voluntarily terminate this employment after giving the Company written notice of intent to terminate at least thirty (30) days prior to the effective date of such termination. The Company may terminate his employment at any time with or without cause. If the Company terminates Mr. Donegan's employment without cause or if Mr. Donegan terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive a lump sum payment equal to twenty-four months' base salary plus his highest annual bonus amount from the three most recent years. In addition, upon a termination by the Company without cause or a termination by Mr. Donegan for good reason, all outstanding stock options of Mr. Donegan will become vested. Pursuant to the employment agreement, Mr. Donegan's salary is established annually by the Board of Directors, but may not be less than $252,000 per year. The amount of his annual bonus is at the sole discretion of the Board of Directors. Furthermore, Mr. Donegan has agreed that he will not directly or indirectly compete with the Company during the course of his employment and for an additional one-year period thereafter.

     Mr. DiPietro and the Company entered into an employment agreement on May 14, 1999. The employment agreement provides that Mr. DiPietro will serve as Executive Vice President of Finance and

Chief Financial Officer of the Company. Mr. DiPietro may voluntarily terminate this employment after giving the Company written notice of intent to terminate at least thirty (30) days prior to the effective date of such termination. The Company may terminate his employment at any time with or without cause. If the Company terminates Mr. DiPietro's employment without cause if Mr. DiPietro terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive a lump sum payment equal to eighteen months' base salary plus his highest annual bonus from the three most recent years. In addition, upon a termination by the Company without cause or termination by Mr. DiPietro for good reason, all outstanding stock options of Mr. DiPietro will become vested. Pursuant to the employment agreement, Mr. DiPietro's salary is established annually by the Board of Directors, but may not be less than $183,750 per year. The amount of his annual bonus is at the sole discretion of the Board of Directors. Furthermore, Mr. DiPietro has agreed that he will not directly or indirectly compete with the Company during the course of his employment and for an additional one-year period thereafter.

     Mr. Chow and the Company entered into an employment agreement on May 14, 1999. The employment agreement provides that Mr. Chow will serve as Senior Vice President and Chief Technology Officer of the Company. Mr. Chow may voluntarily terminate this employment after giving the Company written notice of intent to terminate at least thirty (30) days prior to the effective date of such termination. The Company may terminate his employment at any time with or without cause. If the Company terminates Mr. Chow's employment without cause or Mr. Chow terminates his employment for good reason (as defined in the employment agreement), he will be entitled to a lump sum payment equal to one years' base salary plus his highest annual bonus amount from the three most recent years. In addition, upon a termination by the Company for cause or a termination by Mr. Chow for good reason, all outstanding stock options of Mr. Chow will become vested. Pursuant to the employment agreement, Mr. Chow's salary is established annually by the Board of Directors, but may not be less than $183,750 per year. The amount of his annual bonus is at the sole discretion of the Board of Directors.

     Mr. Gurler and the Company entered into an employment agreement on May 16, 1999. The employment agreement provides that Mr. Gurler will serve as Senior Vice President of Operations of the Company. Mr. Gurler may voluntarily terminate this employment after giving the Company written notice of intent to terminate at least thirty (30) days prior to the effective date of such termination. The Company may terminate his employment at any time with or without cause. If the Company terminates Mr. Gurler's employment without cause, or Mr. Gurler terminates his employment for good reason (as defined in the employment agreement), he will be entitled to a lump sum payment equal to one years' base salary plus his highest annual bonus amount from the three most recent years. In addition, upon a termination by the Company for cause or a termination by Mr. Gurler for good reason, all outstanding stock options of Mr. Gurler will become vested. Pursuant to the employment agreement, Mr. Gurler's salary is established annually by the Board of Directors, but may not be less than $157,500 per year. The amount of his annual bonus is at the sole discretion of the Board of Directors.

     Mr. Parks and the Company entered into an employment agreement on August 9, 1999. The employment agreement provides that Mr. Parks will serve as President of Chief Operating Officer of the Company. Mr. Parks may voluntarily terminate this employment after giving the Company written notice of intent to terminate at least thirty (30) days prior to the effective date of such termination. The Company may terminate his employment at any time with or without cause. If the Company terminates Mr. Parks's employment without cause or Mr. Parks terminates his employment for good reason (as defined in the employment agreement), he will be entitled to a lump sum payment equal to eighteen months' base salary plus the highest annual bonus amount from the three most recent years. Pursuant to the employment agreement, Mr. Parks's salary is established annually by the Board of Directors, but may not be less than $249,600 per year. The amount of his annual bonus is at the sole discretion of the Board of Directors except that Mr. Parks' employment agreement sets his annual bonus for 1999 at $175,000. Furthermore, Mr. Parks has agreed that he will not directly or indirectly compete with the Company during the course of his employment and for an additional one-year period thereafter.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors currently consists of Mr. Loeb and Drs. Flaschen and Sprague, each of whom is an independent, non-employee director. The Compensation Committee is responsible for developing the compensation programs that relate to the Company's executive officers, senior management and other key employees and for establishing the specific short- and long-term compensation elements thereunder. The Compensation Committee also oversees the general compensation structure for all of the Company's employees. In addition, the Compensation Committee administers the Company's 1988 Stock Plan, 1991 Stock Plan, 1993 Stock Plan, 1994 Stock Plan, 1996 Stock Plan, 1996 Director Stock Plan, 1996 Stock Purchase Plan, 1997 Stock Plan and 1999 Stock Plan.

     The Company's executive compensation program established by the Compensation Committee is designed to provide levels of compensation in formats that assist the Company in attracting, motivating and retaining qualified executives by providing a competitive compensation package geared to individual and corporate performance. The Compensation Committee strives to establish performance criteria, evaluate performance and establish base salary, annual bonuses and long-term incentives for the Company's key decision makers based upon performance and is designed to provide appropriate incentives for maximization of the Company's short- and long-term financial results for the benefit of the Company's shareholders.

     In order to meet its objectives, the Compensation Committee has chosen three basic components for the Company's executive compensation program to meet the Company's compensation philosophy. Base salaries, the fixed regular component of executive compensation, are based upon (i) base salary levels among a competitive peer group, (ii) the Company's past financial performance and future expectations, (iii) the general and industry-specific business environment and (iv) individual performance. Annual bonuses, which are directly linked to the Company's yearly performance, are designed to provide additional cash compensation based on short-term performance of certain key employees. Stock option grants, under the long-term component of executive compensation, are designed to incentivize and reward executive officers and key employees for delivering value to the Company's shareholders over a longer, measurable period of time. Historically, the Company has used the grant of stock options that vest over some measurable period of time, currently five years, to accomplish this objective.

     Mr. Donegan is the Chief Executive Officer and Chairman of the Board of Directors. His fiscal 1999 performance was evaluated on the basis of the factors described above applicable to executive officers generally. His base salary was based on a number of factors, including the base salaries of executives performing similar functions for peer companies and his employment contract. The annual bonus and stock option grant components of his compensation, as well as his salary, reflect the successful completion of the Calogic acquisition, the Company's financial performance, the continued introduction and commercialization of new products and progress toward achieving business goals, as well as the achievement by Mr. Donegan of other non-financial goals. In assessing Mr. Donegan's performance for fiscal 1999, the Compensation Committee concluded that the financial and non-financial goals on which his compensation was based had been achieved.

     In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes "qualified performance-based compensation" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. The Company has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Company's present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m) of the Code.

     Respectfully submitted by the Compensation Committee:

     Manfred Loeb
     Steward S. Flaschen
     John L. Sprague

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors has established a Compensation Committee consisting of Mr. Loeb and Drs. Flaschen and Sprague. No person who served as a member of the Compensation Committee was, during the fiscal year ended December 31, 1999, an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

COMPENSATION OF DIRECTORS

     During 1999, Directors who were not employees of the Company received $2,500 per quarter as a retainer (in 2000, the Directors will receive a $2,500 retainer per quarter), $1,000 for each meeting of the Board of Directors attended in person, $500 for each teleconference meeting of the Board of Directors and $1,000 for each committee meeting, unless such committee meeting is held on the same day as a meeting of the Board of Directors in which case the compensation is reduced to $500. No employee of the Company receives separate compensation for services rendered as a director. All directors are reimbursed for expenses in connection with attending Board and committee meetings.

     On March 14, 1997, the Board of Directors of the Company adopted the 1997 Stock Option Plan, which was approved by the Company's shareholders at the Special Meeting in Lieu of Annual Meeting held on May 30, 1997. Among other provisions of the 1997 Stock Option Plan, each director, who is not also an employee or consultant of the Company, will receive on the third Monday in July, 1997 (and on the same day each year thereafter) an option to purchase 5,000 shares of Common Stock (the "Director Options").

     Each person who is not also an employee or consultant of the Company and becomes a director after the third Monday in July, 1997 will receive, upon the date of his or her initial election as a director, an option to purchase 5,000 shares of Common Stock. In 1999, the Company will increase this option grant from 5,000 to 7,500 shares. The Director Options granted will vest one-fifth on each anniversary of the date of grant and have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each Director Option will be for a period of ten years from the date of grant. Director Options will be subject to accelerated vesting under certain circumstances and may be transferred to the extent vested. On February 17, 1999, the Board of Directors adopted the 1999 Stock Plan, which was approved by the Company's shareholders at the Annual Meeting held on May 28, 1999. The 1999 Stock Plan provides for 1,200,000 shares of the Company's Common Stock to be reserved for the grant of incentive stock options to employees of the Company and the grant of non-qualified stock options, stock awards and opportunities to make direct purchases of stock in the Company to employees, directors, officers and consultants of the Company. Directors are eligible to receive option grants under the 1999 Stock Plan and the Company intends to grant options to the Directors consistent with past practices.

     The Company has purchased directors' and officers' liability insurance covering all of the Company's directors and officers. The aggregate premium for this insurance policy in 1999 was approximately $225,000.

                            STOCK PERFORMANCE GRAPH

     The following performance graph compares the percentage change in the cumulative total shareholder return on the Company's Common Stock during the period from the Company's initial public offering on April 2, 1996 through December 31, 1999, with the cumulative total return on (i) a group consisting of the Company's peer corporations on a line-of-business basis (the "Peer Group") and (ii) the Nasdaq Composite Index (Total Return). The comparison assumes $100 was invested on April 2, 1996 in the Company's Common Stock, the Peer Group and the Nasdaq Composite Index and assumes reinvestment of dividends, if any. The Peer Group consists of all corporations that are members of the semiconductor industry with 3674 as their Primary Standard Industrial Classification Number.

SIPEX STOCK PERFORMANCE GRAPH

                                                    SIPEX CORPORATION                                    NASDAQ COMPOSITE INDEX
                                                      COMMON STOCK                 PEER GROUP                (TOTAL RETURN)
                                                    -----------------              ----------            ----------------------
  4/2/96                                                $100.00                     $100.00                     $100.00
12/31/96                                                 271.58                      164.79                      115.56
12/31/97                                                 509.47                      171.73                      141.36
12/31/98                                                 591.58                      258.55                      199.37
12/31/99                                                 413.68                      556.30                      351.64

---------------
 * $100 invested on April 2, 1996 in Common Stock or the appropriate index, including reinvestment of dividends, through fiscal year ended December 31, 1999.

(1) Prior to April 2, 1996, the Company's Common Stock was not publicly traded. Comparative data is provided only for the period since that date. This chart is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filings of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used on this graph was obtained from Media General Financial Services, Inc., a source believed to be reliable, although the Company is not responsible for any errors or omissions in such information.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following table sets forth as of March 6, 2000 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table under the caption "Executive Compensation Summary" herein, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, the beneficial owners listed have sole voting and investment power (subject to community property laws where applicable) as to all of the shares beneficially owned by them. As of March 6, 2000, there were 21,893,189 shares of common stock outstanding.

                                                               AMOUNT AND NATURE
                                                                 OF BENEFICIAL          PERCENT OF
          NAME AND ADDRESS OF BENEFICIAL OWNER (1)                 OWNERSHIP              CLASS
          ----------------------------------------            --------------------      ----------
Manuel Del Arroz............................................       3,156,521              14.4%
Massachusetts Financial Services Company(2).................       2,203,751              10.1%
  500 Boylston Street
  Boston, MA 02116
T. Rowe Price Associates, Inc.(3)...........................       2,101,300               9.6%
  100 East Pratt Street
  Baltimore, Maryland 21202
Brown Investment Advisory & Trust Co.(4)....................       1,754,327               8.0%
  19 South Street
  Baltimore, MD 21202
West Highland Partners(5)...................................       1,460,000               6.7%
  300 Drake's Landing Road, Suite 290
  Greenbrae, CA 94904
Putnam Family of Funds(6)...................................       1,163,300               5.3%
  One Post Office Square
  Boston, MA 02109
James E. Donegan(7).........................................          90,000                  *
Frank R. DiPietro(8)........................................          40,409                  *
Raymond W.B. Chow(9)........................................         102,325                  *
Yener Gurler(10)............................................          36,622                  *
Manfred Loeb(11)............................................           3,000                  *
Lionel H. Olmer(12).........................................          23,001                  *
Steward S. Flaschen(13).....................................          11,000                  *
John L. Sprague(14).........................................           5,000                  *
Willy M.C. Sansen(15).......................................           5,000                  *
Stephen E. Parks............................................              --                  *
All directors and executive officers as a group (16)........         316,357               1.4%

---------------
  * Less than 1% of the outstanding Common Stock

 (1) Unless otherwise indicated, to the knowledge of the Company, each person listed above maintains a mailing address at: c/o SIPEX Corporation, 22 Linnell Circle, Billerica, MA 01821.

 (2) Based solely on information provided in a Schedule 13G/A filed with the Securities and Exchange Commission, as of December 31, 1999, Massachusetts Financial Services Company had sole dispositive power over 2,203,751 shares and sole voting power over 1,696,941 shares.

 (3) Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission, as of December 31, 1999, T. Rowe Price Associates, Inc., a registered investment advisor, may be deemed to beneficially own 2,101,300 shares, have sole dispositive power over 2,101,300 shares, and sole voting power over 443,000 shares. T. Rowe Price New Horizons Fund, Inc. may be deemed to beneficially own, 1,200,000 shares and have sole voting power over 1,200,000 shares.

 (4) Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission, as of December 31, 1999, Brown Investment Advisory & Trust Company and its wholly owned subsidiary Brown Advisory Incorporated had sole dispositive power over 777,961 and 976,366 shares, respectively and sole voting power over 498,063 and 691,532 shares, respectively.

 (5) Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission, as of December 31, 1999, West Highland Capital, Inc. had shared dispositive power over 1,460,000 shares and shared voting power over 1,460,000 shares, Estero Partners, LLC had shared dispositive power over 1,367,387 shares and shared voting power over 1,367,387 shares, Lang H. Gerhard had shared dispositive power over 1,460,000 shares and shared voting power over 1,460,000 shares and West Highland Partners, L.P. had shared dispositive power over 1,105,760 shares and shared voting power over 1,105,760 shares. West Highland Capital, Inc., Estero Partners, LLC and Lang H. Gerhard are the general partners of West Highland Partners, L.P., which is an investment limited partnership. Lang
     H. Gerhard is the sole shareholder of West Highland Capital, Inc. and Manager of Estero Partners, LLC.

 (6) Based solely on information provided in a Schedule 13G/A filed with the Securities and Exchange Commission, as of December 31, 1999, Putnam Investment Management, Inc., had shared dispositive power over 1,163,300 shares. The Putnam Advisory Company, Inc. had shared dispositive power over 1,163,300 shares and shared voting power over 308,100 shares. Putnam Investments, Inc., which is a wholly-owned subsidiary of Marsh & McLennan Company, Inc., had shared dispositive power over 1,163,300 shares, shared voting power over 308,100 shares and wholly owns the following two registered investment advisers: Putnam Investment Management, Inc., which is the investment advisor to the Putnam family of mutual funds, and The Putnam Advisory Company, Inc., which is the investment adviser to Putnam's institutional clients.

 (7) Represents 90,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

 (8) Includes 40,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

 (9) Includes 46,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000. Includes 4,000 shares held by Mr. Chow's children.

(10) Includes 30,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

(11) Includes 1,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

(12) Includes 21,001 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

(13) Represents 11,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

(14) Represents 5,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

(15) Represents 5,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

(16) Includes 249,001 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to an Agreement of Lease, dated January 31, 1996, as amended September 15, 1997, the Company leases its Billerica facility of approximately 66,000 square feet from ATC Billerica Corporation, an affiliate of Tractebel S.A. Under the Agreement of Lease, the Company will pay monthly rent of $28,534 for the first year of the lease, which payments are subject to an annual escalation. The Agreement of Lease expires on January 31, 2003, subject to an option of the Company to extend such lease for an additional five-year period. Mr. Loeb is affiliated with Tractebel S.A.

     On December 14, 1998, the Company made a loan to Frank R. DiPietro, Executive Vice President, Treasurer and Chief Financial Officer of the Company, in the sum of $250,000 cash. The loan was secured by a Pledge and Security Agreement dated December 14, 1998 and was evidenced by the issuance and delivery to the Company of a Promissory Note bearing interest at a rate of 8% per annum, with interest payable on a monthly basis and the principal and any remaining interest payable to the order of the Company on December 14, 1999. On December 21, 1999, the repayment of the loan was extended through the issuance and delivery to the Company of a promissory note bearing interest at a rate of 8% per annum, with interest payable on a monthly basis and the principal and any remaining interest payable to the order of the Company on December 21, 2000.

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

          Independent Auditors' Reports

          Consolidated Balance Sheets at December 31, 1999 and 1998

          Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

          3(b). Reports on Form 8-K: On December 8, 1999, the Company filed a report on Form 8-K relating to the merger with Calogic.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIPEX CORPORATION

                                          By:     /s/ JAMES E. DONEGAN
                                            ------------------------------------
                                                      James E. Donegan
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer and Director

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

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

               /s/ JAMES E. DONEGAN                  Chairman of the Board of           March 23, 2000
---------------------------------------------------    Directors, Chief Executive
                 James E. Donegan                      Officer, (principal executive
                                                       officer) and Director

               /s/ FRANK R. DIPIETRO                 Executive Vice President,          March 23, 2000
---------------------------------------------------    Finance, Chief Financial
                 Frank R. DiPietro                     Officer, Treasurer (principal
                                                       financial officer and
                                                       accounting officer) and Clerk

                 /s/ MANFRED LOEB                    Director                           March 23, 2000
---------------------------------------------------
                   Manfred Loeb

                /s/ LIONEL H. OLMER                  Director                           March 23, 2000
---------------------------------------------------
                  Lionel H. Olmer

                /s/ JOHN L. SPRAGUE                  Director                           March 23, 2000
---------------------------------------------------
                  John L. Sprague

            /s/ DR. STEWARD S. FLASCHEN              Director                           March 23, 2000
---------------------------------------------------
              Dr. Steward S. Flaschen

                 /s/ WILLY SANSEN                    Director                           March 23, 2000
---------------------------------------------------
                 Dr. Willy Sansen

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION                             PAGE
-------                          -----------                             ----
 2.1     Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition
         Corporation I and the other signatories thereto previously filed as Exhibit 2.1 to the Company's Form 8-K filed on
         December 8, 1999 and incorporated herein by reference.
 2.2     Amendment No. 1 to the Agreement and Plan of Reorganization
         dated November 23, 1999 by and among the Company, Calogic,
         CAT Acquisition Corporation I and the other signatories
         thereto previously filed as Exhibit 2.2 to the Company's
         Form 8-K filed on December 8, 1999 and incorporated herein by reference.
 3.1     Restated Articles of Organization of the Company, as amended
         (filed as Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (File No. 333-1328, and incorporated herein by reference)
 3.2     Restated By-Laws of the Company, as amended (filed as
         Exhibit 3.2 to the Company's Registration Statement on Form
         S-1, File No. 333-1328, and incorporated herein by
         reference)
 4.2     Form of Indemnification Agreement for directors and officers
         (filed as Exhibit 4.2 to the Company's Registration
         Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.1     1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.2     1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.3     1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.4     1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.5     1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference)
10.6     1996 Non-Employee Director Stock Option Plan (filed as
         Exhibit 10.6 to the Company's Registration Statement on Form
         S-1, File No. 333-1328, and incorporated herein by
         reference)
10.7     1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference)
10.8     Agreement of Lease, dated January 31, 1996, between the
         Company and ATC Billerica Corporation pertaining to 22
         Linnell Circle, Billerica, Massachusetts (filed as Exhibit
         10.8 to the Company's Registration Statement on Form S-1,
         File No. 333-1328, and incorporated herein by reference)
10.9     Lease Agreement, as amended, dated June 12, 1986, between
         the Company and Greenback Associates (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)

EXHIBIT
NUMBER                           DESCRIPTION                             PAGE
-------                          -----------                             ----
10.10    Employment Agreement, as of the 14th day of May, 1999,
         between the Company and James E. Donegan (filed as Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999 and incorporated herein by
         reference)
10.11    Employment Agreement, as of the 14th day of May, 1999,
         between the Company and Frank R. DiPietro (filed as Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999, and incorporated herein by
         reference)
10.12    Employment Agreement, as of the 14th day of May, 1999,
         between the Company and Raymond W.B. Chow (filed as Exhibit
         10.4 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999, and incorporated herein by
         reference)
10.13    Form of Sales Representative Agreement (filed as Exhibit
         10.15 to the Company's Registration Statement on Form S-1,
         File No. 333-1328, and incorporated herein by reference)
10.14    Form of Sales Representative Agreement
10.15    1997 Incentive Stock Option Plan (filed as Appendix A to the
         Company's definitive Proxy Statement for the Special Meeting
         In Lieu Of Annual Meeting Of Shareholders held May 30, 1997)
10.16    Sipex Corporation 1999 Stock Plan (filed as Appendix A to
         the Company's Definitive Proxy Statement on Schedule 14A,
         No. 1000-27897, and incorporated herein by reference)
10.17    Promissory Note dated December 21, 1999 by and between the
         Company and Frank R. DiPietro
10.18    Pledge and Security Agreement dated December 14, 1998 by and between the Company and Frank R. DiPietro previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999, and incorporated
         herein by reference
10.19*   License Agreement between Timex Corporation and SIPEX
         Corporation dated July 1, 1997 (previously filed as an
         exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by
         reference)
10.20    Employment Agreement, dated as of the 16th day of May, 1999 between the Company and Yener Gurler (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999, and incorporated herein by
         reference)
10.21    Employment Agreement, dated as of the 9th day of August,
         1999 between the Company and Stephen E. Parks (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended July 3, 1999, and incorporated herein by reference
11.1     Computation of earnings per share
21.1     Subsidiaries of the Company (filed as Exhibit 21.1 to the
         Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference)
23.1     Consent of KPMG LLP, independent auditors
23.2     Consent of Sallman, Yang & Almeda
27.1     Financial Data Schedule

---------------
* Confidential treatment as to certain portions has been granted pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                               SIPEX CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                 PAGE
                                                              ----------
Independent Auditors' Reports...............................   F-2 - F-3
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................         F-4
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................         F-5
  Consolidated Statements of Shareholders' Equity and
     Comprehensive Income for the years ended December 31,
     1999, 1998, and 1997...................................         F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................         F-7
  Notes to Consolidated Financial Statements................  F-8 - F-17

                          INDEPENDENT AUDITORS' REPORT

The Board Of Directors and Shareholders
Sipex Corporation:

     We have audited the accompanying consolidated balance sheets of Sipex Corporation (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     The consolidated financial statements of Sipex Corporation as of December 31, 1998 and for the two-year period then ended, have been restated to reflect the pooling-of-interests transaction with Calogic as described in Note 2 to the consolidated financial statements. We did not audit the 1999 and 1998 financial statements of Calogic, which statements reflect total assets constituting 7.6 percent of consolidated total assets in 1998 and total net sales constituting
28.7 percent and 32.0 percent in 1998 and 1997, respectively, of the related consolidated total net sales. Those statements were audited by the other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Calogic as of December 31, 1998 and for each of the years in the two-year period then ended, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sipex Corporation as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Boston, Massachusetts
February 15, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Calogic and Subsidiary
Fremont, California

     We have audited the consolidated balance sheets of Calogic and Subsidiary as of June 30, 1999, and the related consolidated statements of income, accumulated deficits and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calogic and Subsidiary as of June 30, 1999, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          SALLMANN, YANG & ALAMEDA
                                          An Accountancy Corporation

                                          Percy S. Yang
                                          Certified Public Accountant

September 24, 1999, except for Note 14
dated January 14, 2000

                               SIPEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,355    $ 17,810
  Short-term investment securities..........................     5,734       7,981
  Accounts receivable, less allowances of $1,280 and $868 in
     1999 and 1998, respectively............................    14,002      15,847
  Inventories...............................................    23,128      20,860
  Deferred income taxes -- current..........................    10,428       4,348
  Prepaid expenses and other current assets.................     2,084       1,033
                                                              --------    --------
          Total current assets..............................    56,731      67,879
Restricted cash equivalents and securities..................    36,750      24,356
Property, plant, and equipment, net.........................    17,834      11,169
Intangible assets (net of accumulated amortization).........     3,739          --
Deferred income taxes.......................................     4,575       3,916
Other assets................................................       166         369
                                                              --------    --------
          Total assets......................................  $119,795    $107,689
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    413    $  5,681
  Current portion of long-term debt.........................        --         784
  Accounts payable..........................................     6,661       6,447
  Accrued expenses..........................................     7,620       4,489
                                                              --------    --------
          Total current liabilities.........................    14,694      17,401
Long-term debt..............................................        --         516
                                                              --------    --------
          Total liabilities.................................    14,694      17,917
                                                              --------    --------
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000 shares authorized
     and no shares issued or outstanding....................        --          --
  Common stock, $.01 par value, 40,000 shares authorized and
     21,768 and 21,280 shares issued and outstanding at
     December 31, 1999 and 1998, respectively...............       218         213
  Additional paid-in capital................................   110,951     102,741
  Accumulated deficit.......................................    (6,128)    (13,236)
  Accumulated other comprehensive income....................        60          54
                                                              --------    --------
          Total shareholders' equity........................   105,101      89,772
                                                              --------    --------
          Total liabilities and shareholders' equity........  $119,795    $107,689
                                                              ========    ========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $89,820       $91,961       $75,289
Cost of sales...............................................    57,227        52,188        45,338
                                                               -------       -------       -------
          Gross profit......................................    32,593        39,773        29,951
Operating expenses:
  Research and development..................................    10,623         8,407         6,951
  Marketing and selling.....................................     9,719         8,931         7,511
  General and administrative................................     7,945         5,859         5,588
  Merger related costs......................................     1,168            --            --
  Facility exit costs.......................................       817         1,138            --
                                                               -------       -------       -------
          Total operating expenses..........................    30,272        24,335        20,050
                                                               -------       -------       -------
Income from operations......................................     2,321        15,438         9,901
Other income (expense):
  Interest income, net......................................     2,489         1,589         1,195
  Other, net................................................    (1,130)         (439)         (608)
                                                               -------       -------       -------
          Total other income (expense)......................     1,359         1,150           587
                                                               -------       -------       -------
Income before income taxes..................................     3,680        16,588        10,488
Income tax benefit..........................................     2,419         2,841           930
                                                               -------       -------       -------
Net income..................................................   $ 6,099       $19,429       $11,418
                                                               =======       =======       =======
Net income per common share -- basic........................   $  0.28       $  0.92       $  0.55
                                                               =======       =======       =======
Net income per common share -- assuming dilution............   $  0.28       $  0.88       $  0.52
                                                               =======       =======       =======
Weighted average common shares outstanding -- basic.........    21,403        21,131        20,727
                                                               =======       =======       =======
Weighted average common shares -- assuming dilution.........    21,981        22,022        21,881
                                                               =======       =======       =======

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                      COMMON STOCK                                       ACCUMULATED         TOTAL
                                  ---------------------    ADDITIONAL                       OTHER        SHAREHOLDERS'
                                  NUMBER OF    $.01 PAR     PAID-IN      ACCUMULATED    COMPREHENSIVE       EQUITY
                                   SHARES       VALUE       CAPITAL        DEFICIT         INCOME          (DEFICIT)
                                  ---------    --------    ----------    -----------    -------------    -------------
                                                                     (IN THOUSANDS)
Balance at December 31, 1996....   10,184        $102       $ 96,525      $(44,083)         $156           $ 52,700
Net income......................       --          --             --        11,418            --             11,418
Foreign currency translation
  adjustments...................       --          --             --            --             7                  7
                                                                                                           --------
  Comprehensive income..........                                                                             11,425
Issuance of common stock under
  option plans..................      407           4            976            --            --                980
2:1 split.......................   10,420         104           (104)           --            --                 --
Tax effect of exercises of stock
  options.......................       --          --            226            --            --                226
                                   ------        ----       --------      --------          ----           --------
Balance at December 31, 1997....   21,011        $210       $ 97,623      $(32,665)         $163           $ 65,331
Net income......................       --          --             --        19,429            --             19,429
Foreign currency translation
  adjustments...................       --          --             --            --          (109)              (109)
                                                                                                           --------
  Comprehensive income..........                                                                             19,320
Issuance of common stock under
  option plans..................      251           3          1,333            --            --              1,336
Issuance of common stock under
  stock purchase plan...........       18          --            283            --            --                283
Tax effect of exercises of stock
  options.......................       --          --          3,502            --            --              3,502
                                   ------        ----       --------      --------          ----           --------
Balance at December 31, 1998....   21,280        $213       $102,741      $(13,236)         $ 54           $ 89,772
Net income......................       --          --             --         6,099            --              6,099
Foreign currency translation
  adjustments...................       --          --             --            --             6                  6
                                                                                                           --------
  Comprehensive income..........                                                                              6,105
Issuance of common stock under
  option plans..................      169           2            318            --            --                320
Issuance of common stock under
  stock purchase plan...........       19          --            334            --            --                334
Purchase of minority interest...      300           3          3,766            --            --              3,769
Adjustments to conform year end
  of pooled entities............       --          --             --         1,009            --              1,009
Tax effect of exercises of stock
  options.......................       --          --          3,792            --            --              3,792
                                   ------        ----       --------      --------          ----           --------
Balance at December 31, 1999....   21,768        $218       $110,951      $ (6,128)         $ 60           $105,101
                                   ======        ====       ========      ========          ====           ========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    --------
                                                                        (IN THOUSANDS)
Operating activities:
  Net income................................................  $   6,099    $  19,429    $ 11,418
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Adjustment to conform year end of pooled entities.......      1,009           --          --
    Allowance for receivables...............................        617          435         616
    Depreciation and amortization...........................      2,528        2,392       1,961
    Loss on disposal of capital assets......................         51          722           2
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable...........      1,228       (4,281)     (3,981)
       Increase in inventories..............................     (2,268)        (371)     (2,086)
       (Increase) decrease in prepaid expenses..............     (1,051)        (348)        602
       Increase in deferred taxes...........................     (6,739)      (6,921)     (2,288)
       (Increase) decrease in other assets..................        203         (201)        104
       Increase (decrease) in accounts payable..............        214          477        (249)
       Increase (decrease) in accrued expenses..............      3,131         (998)      2,961
       Increase in restricted cash equivalents and
         securities.........................................    (12,394)     (24,263)         (2)
                                                              ---------    ---------    --------
         Net cash (used in) provided by operating
            activities......................................     (7,372)     (13,928)      9,058
                                                              ---------    ---------    --------
Investing activities:
  Proceeds from maturity of investment securities...........    119,506      426,399      76,500
  Purchase of investment securities.........................   (117,259)    (418,281)    (70,240)
  Purchase of property, plant, and equipment................     (9,214)      (4,700)     (6,834)
                                                              ---------    ---------    --------
         Net cash (used in) provided by investing
            activities......................................     (6,967)       3,418        (574)
                                                              ---------    ---------    --------
Financing activities:
  Proceeds from issuance of common stock, net...............      4,446        5,120       1,207
  Payments of long-term debt................................     (1,300)        (920)        710
  Payment of capital lease and other debt obligations.......     (5,268)         342      (1,308)
                                                              ---------    ---------    --------
         Net cash (used in) provided by financing
            activities......................................     (2,122)       4,542         609
                                                              ---------    ---------    --------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................          6         (109)          7
                                                              ---------    ---------    --------
(Decrease) increase in cash and cash equivalents............    (16,455)      (6,077)      9,100
Cash and cash equivalents at beginning of period............     17,810       23,887      14,787
                                                              ---------    ---------    --------
Cash and cash equivalents at end of period..................  $   1,355    $  17,810    $ 23,887
                                                              =========    =========    ========
Supplemental cash flow information:
  Cash paid during the period for:
    Income taxes............................................  $     580    $     394    $     68
    Interest................................................  $     583    $     797    $    901
                                                              =========    =========    ========
Supplemental disclosure of non-cash investing activities:
300,000 shares of Sipex issued in exchange for all the
  minority shares in a subsidiary of Calogic................  $   3,769    $      --    $     --
                                                              =========    =========    ========
  Acquisition of assets under capital lease obligations.....  $      --    $      --    $     27
                                                              =========    =========    ========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Sipex Corporation (the "Company") designs, manufacturers and markets high performance and high value added standard analog integrated circuits. Applications for the Company's products include telecommunications, including personal computers and peripherals, battery powered handheld devices, cellular telephones, test equipment, factory automation networking, process controls and satellites. The Company sells its products across the analog semiconductor market and has targeted high-growth sectors that it believes are especially compatible with its design and process capabilities. The Company's product lines are networking/data communications, consumer electronics, industrial controls, instrumentation, power management and aerospace and military.

  Basis of Presentation

     The consolidated financial statements include the accounts of Sipex Corporation and all of its wholly owned subsidiaries. In addition, these financial statements have been restated for all periods presented on the basis discussed in Note 2 to reflect the acquisition of Calogic, which was accounted for as a pooling-of-interests. All intercompany accounts and transactions have been eliminated.

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

  Restricted Cash and Cash Equivalents and Investment Securities

     Restricted cash and cash equivalents and investment securities represent amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period.

  Concentration of Credit Risk

     Financial instruments of the Company consist of cash, short-term securities, accounts receivable, accounts payable and capitalized leases. The carrying amounts of these financial instruments approximate their fair value.

                               SIPEX CORPORATION

  Inventories

     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their useful lives as follows:

                                                              USEFUL LIVES
                                                              ------------
Machinery and Equipment.....................................   2-10 years
Furniture, fixtures and office equipment....................   5-10 years
Leasehold improvements......................................   Lease term

  Intangible Assets

     Intangible assets, which represents the excess of the purchase price over the fair value of net assets acquired, are amortized on a straight-line basis over the period expected to be benefited of ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability is impacted if estimated future operating cash flows are not achieved.

  Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

                               SIPEX CORPORATION

  Net Income Per Share

     Basic income per share is based upon the weighted average number of common shares outstanding. Income per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Dilutive potential common shares outstanding at December 31, 1999, 1998 and 1997 were approximately 580,000, 1,850,000 and 1,700,000, respectively. Options to purchase 2.0 million, 1.0 million, and 531,000 shares of common equivalent shares were not included in the computation of net income per share because the options exercise prices were greater than the average market price for each respective year and inclusion of this common equivalent shares would be anti-dilutive.

2. CALOGIC MERGER

     On November 23, 1999, the Company completed its merger of Calogic. In connection with the merger, the Company issued 3.6 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Calogic for all periods presented. The shares issued included 300,000 shares issued in a separate transaction for the purchase of the minority interest in a subsidiary of Calogic, which was accounted for using the purchase method of accounting and resulted in approximately $3.8 million of goodwill. The Company recorded combined merger-related transaction costs of $1.2 million which was primarily for professional services, such as investment banking, legal, and accounting fees.

     The fiscal year end for Calogic is June 30. In preparing these financial statements, the calendar 1999 financial statements of the Company were combined with the financial statements of Calogic for the same twelve month period. Due to the different fiscal year-ends of the Company and Calogic, prior-year financial information for different fiscal periods have been combined. The audited balance sheet as of December 31, 1998 combines the Company's 1998 statement of financial position with Calogic's June 30, 1999 statement of financial position. The Company's statements of operations and cash flows for its fiscal years ended December 31, 1998 and 1997 are combined with Calogic's statements of operations and cash flows for the fiscal years ended June 30, 1999 and 1998. Calogic's revenue and net loss for the six-month period ended June 30, 1999 was $12.2 million and $1.0 million, respectively. An adjustment has been made to shareholders' equity as of December 31, 1999 to eliminate the effect of including Calogic's results of operations for the six months ended June 30, 1999, in both the years ended December 31, 1999 and 1998. Calogic's net cash flows for the six-month period ended June 30, 1999 were $1.0 million and an adjustment has been made in the Company's combined fiscal year 1999 statement of cash flows.

     Certain balances of Calogic's financial statements have been reclassified to conform with the Company's fiscal statement presentation.

     The following table represents a reconciliation of separate net sales and net income previously reported by the combining companies to those presented in the accompanying consolidated financial statements.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Net sales:
  Sipex.....................................................  $60,520    $65,557    $51,210
  Calogic...................................................   29,300     26,404     24,079
  Combined..................................................  $89,820    $91,961    $75,289
Net income:
  Sipex.....................................................  $ 2,620    $19,831    $13,245
  Calogic...................................................    3,479       (402)    (1,827)
  Combined..................................................  $ 6,099    $19,429    $11,418

                               SIPEX CORPORATION

3. FACILITY EXIT COSTS

     Facility exit costs for 1999 consist of $1.9 million of estimated costs of closing several of the Company's manufacturing facilities offset by $1.1 million from the sale in the fourth quarter of 1999 of the tangible assets of the Company's semiconductor wafer fab located in Milpitas, California. In the fourth quarter of 1999, the Management of the Company and its Board of Directors approved a plan to close its duplicate California manufacturing facilities which were acquired through the merger with Calogic. As part of the plan, the Company will be vacating several California leased facilities and moving these operations to its newly completed facility in Milpitas, California. Total estimated costs of $1.9 million associated with the closure of the facilities include $930,000 of rent, real estate taxes, and utility costs which will be paid over an estimated two year period after the buildings are vacated and until they can be subleased or the lease terminates. Additionally, the Company has recorded $300,000 as a charge to current operations for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. As a result of this action, the Company recorded $640,000 of facilities exit costs related to severance.

     In the fourth quarter of 1998, Management of the Company and the Board of Directors approved a plan to close its manufacturing facility in Milpitas, California and its sales office in France. Total recorded costs of $938,000 associated with the closure of the facility included $220,000 for rent, real estate taxes, electricity, heat and water expenses. The balance of $718,000 represented a charge to current operations for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company's plan included the closure of its France sales operation and relocation of these activities to the Company's new site in Belgium. As a result of this action, the Company recorded $200,000 of facility exit costs related to severance and other related employee benefit costs all of which were incurred in 1999.

4. INVENTORIES

     Inventories were as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Raw materials............................................  $ 5,769    $ 7,321
Work-in-process..........................................    8,934      5,447
Finished goods...........................................    8,425      8,092
                                                           -------    -------
                                                           $23,128    $20,860
                                                           =======    =======

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment were as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Machinery and equipment..................................  $42,844    $36,993
Furniture, fixtures and office equipment.................    2,913      2,809
Leasehold improvements...................................    3,380      2,383
                                                           -------    -------
                                                           $49,137    $42,185
Less accumulated depreciation and amortization...........   31,303     31,016
                                                           -------    -------
                                                           $17,834    $11,169
                                                           =======    =======

                               SIPEX CORPORATION

6. ACCRUED EXPENSES

     Accrued expenses were as follows:

                                                              1999      1998
                                                             ------    ------
Accrued compensation and benefits..........................  $2,187    $1,836
Accrued commissions........................................     650       455
Accrued royalties..........................................     115       253
Accrued taxes..............................................     366       478
Accrued facility exit costs................................   1,879       220
Other......................................................   2,423     1,247
                                                             ------    ------
                                                             $7,620    $4,489
                                                             ======    ======

7. DEBT

     As of December 31, 1999, the Company had notes payable consisting principally of a note payable to an officer of Calogic. As of December 31, 1998, debt obligations consisted principally of Calogic's; bank line of credit of $5.0 million, various bank obligations amounting to $1.3 million and approximately $470,000 payable to an officer of Calogic. All of the bank obligations were paid-in-full in December 1999 with the merger.

8. INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 was allocated as follows (in thousands):

                                                 1999       1998       1997
                                                -------    -------    -------
Income from continuing operations.............  $(2,419)   $(2,841)   $  (930)
Shareholders' equity for compensation expense
  for tax purposes in excess of amounts
  recognized for financial statement
  purposes....................................   (3,792)    (3,502)      (226)
                                                -------    -------    -------
                                                $(6,211)   $(6,343)   $(1,156)
                                                =======    =======    =======

     Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

                                   1999                           1998                           1997
                       ----------------------------   ----------------------------   ----------------------------
                       DEFERRED   CURRENT    TOTAL    DEFERRED   CURRENT    TOTAL    DEFERRED   CURRENT    TOTAL
                       --------   -------   -------   --------   -------   -------   --------   -------   -------
Federal..............  $    57     $(29)    $    28   $  (839)   $ 5,415   $ 4,576   $(1,343)   $ 4,196   $ 2,853
Loss carryforward....     (885)      --        (885)   (5,423)    (2,599)   (8,022)       --     (3,887)   (3,887)
State................   (1,576)       2      (1,574)     (554)     1,104       550        --        934       934
Loss carryforward....       --       --          --        --         --        --        --       (830)     (830)
Foreign..............       --       12          12        --         55        55        --         --        --
                       -------     ----     -------   -------    -------   -------   -------    -------   -------
                       $(2,404)    $(15)    $(2,419)  $(6,816)   $ 3,975   $(2,841)  $(1,343)   $   413   $  (930)
                       =======     ====     =======   =======    =======   =======   =======    =======   =======

                               SIPEX CORPORATION

     The actual tax expense (benefit) differs from the "expected" tax expense as follows (in thousands):

                                                          1999       1998       1997
                                                         -------    -------    ------
Computed "expected" tax expense (benefit)..............  $ 1,289    $ 5,806    $3,671
State income tax, net of federal income tax benefit and
  change in valuation allowance........................     (560)       901       (55)
FSC tax benefits.......................................      (37)        --        --
Non-deductible expenses................................       26        227       143
Merger costs not deductible............................      419         --        --
Change in valuation allowance..........................   (2,569)    (1,455)     (592)
Recognition of net operating losses....................     (885)    (8,022)   (3,887)
Utilization of R&D credits.............................      (22)      (229)     (247)
Rate differential on foreign taxes and non-deductible
  foreign losses.......................................      (34)       (18)      (11)
Other..................................................      (46)       (51)       48
                                                         -------    -------    ------
                                                         $(2,419)   $(2,841)   $ (930)
                                                         =======    =======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                               1999       1998
                                                              -------    -------
Current deferred tax assets:
  Inventories, primarily non-deductible reserves............  $ 3,155    $ 2,860
  Accounts receivable, primarily allowances.................      453        307
  Accrued expenses, principally provisions not currently
     deductible.............................................    1,212        447
  Net operating loss carryforwards..........................    5,608      4,519
Noncurrent deferred tax assets:
  Net operating loss carryforwards..........................    1,748      4,061
  Tax credit carryforwards..................................    2,711      1,725
  Fixed assets, due to differences in depreciation..........      116      1,539
                                                              -------    -------
  Total deferred tax assets before valuation allowance......  $15,003    $15,458
  Valuation allowance.......................................       --     (7,194)
                                                              -------    -------
          Net deferred tax assets...........................  $15,003    $ 8,264
                                                              =======    =======

     At December 31, 1999, the Company has U.S. net operating loss carryforwards of approximately $21.0 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2010. As of December 31, 1999, utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $7.4 million as a result of such an ownership change which occurred on September 30, 1996.

     At December 31, 1999, the Company had federal research and development credits of approximately $1.4 million which will expire from 2001 to 2013. The Company also has approximately $928,000 of California manufacturer's investment credit carryforwards, which will expire from 2006 to 2007.

     The valuation allowance decreased by $7.2 million and $9.1 million during the years ended December 31, 1999 and 1998, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 1999 will be realized in the future.

                               SIPEX CORPORATION

9. SHAREHOLDERS' EQUITY

     Effective August 18, 1997, the Company approved a two-for-one split of its issued and outstanding common stock. All shares and per share data presented in the accompanying consolidated financial statements have been restated to reflect the change in number of outstanding shares of Common Stock.

     The Company currently maintains seven stock option plans. The 1991 Non-Statutory, 1993 Incentive Stock Option Plan, 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan and the 1999 Stock Plan have had 744,308, 265,818, 1,187,900, 1,200,000, 300,000, 1,200,000 and 1,200,000 shares reserved for issuance, respectively. All plans allow for options which vest ratably over five years from the date of grant and expire ten years from the date of grant. In addition to stock options plans, 1,675,000 shares of the Company's stock has been reserved for issuance pursuant to options which have been granted to new employees outside of the option plans. Options for 3,675,535 shares are outstanding as of December 31, 1999.

     In January 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 53,252 shares to employees since inception of the plan.

     The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined pursuant to SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated in the table below. The effects on pro forma net income obtained from applying SFAS No. 123 may not be representative of the effects on reported net income for future years (in thousands, except per share amounts).

                                                           1999      1998       1997
                                                          ------    -------    -------
Net income..............................  As Reported     $6,099    $19,429    $11,418
                                          Pro forma          542     16,400     10,121
Net income per share -- basic...........  As Reported       0.28       0.94       0.54
                                          Pro forma         0.03       0.79       0.48
Net income per share -- assuming
  dilution..............................  As Reported       0.28       0.89       0.52
                                          Pro forma         0.02       0.75       0.46

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 respectively; no dividend yield; expected volatility of 95 percent for 1999, 77 percent for 1998 and 45 percent for 1997, and expected option lives of six years. The risk free interest rate assumed was 6.25 percent for 1999, 4.95 percent for 1998 and 5.65 percent for 1997. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $10.91, $16.88 and $9.54, respectively.

                               SIPEX CORPORATION

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended, is presented below (in thousands, except per share amounts):

                                           1999                   1998                  1997
                                    -------------------    ------------------    ------------------
                                               WEIGHTED              WEIGHTED              WEIGHTED
                                               AVERAGE               AVERAGE               AVERAGE
                                    SHARES     EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                     (000)      PRICE      (000)      PRICE      (000)      PRICE
                                    -------    --------    ------    --------    ------    --------
Outstanding at beginning of
  year............................    2,024     $16.15     1,535      $10.19     1,922      $ 0.21
  Granted.........................    2,138      13.54       918       24.00       639       18.19
  Exercised.......................     (169)      1.89      (251)       5.32      (622)       1.33
  Forfeited.......................     (318)     18.39      (178)      16.14      (404)      10.30
                                    -------     ------     -----      ------     -----      ------
Outstanding at end of year........    3,675     $15.09     2,024      $16.15     1,535      $10.19
                                    =======     ======     =====      ======     =====      ======
Options exercisable at year-end...      561     $13.13       252      $ 7.11       116      $ 2.71
                                    =======     ======     =====      ======     =====      ======

     The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING            OPTIONS
                   -----------------------------     EXERCISABLE
                                      WEIGHTED     ---------------
                       NUMBER          AVERAGE         NUMBER
                     OUTSTANDING      REMAINING      EXERCISABLE
    RANGE OF       AT DECEMBER 31,   CONTRACTUAL   AT DECEMBER 31,
 EXERCISE PRICES        1999            LIFE            1999
-----------------  ---------------   -----------   ---------------
      $.020             154,312         5.05           134,700
      $4.75              44,000         6.07            20,001
 $7.190 -  $7.56        123,600         6.58            50,800
 $9.56  - $12.563     1,128,698         9.21            74,422
$13.063 - $19.50      1,765,710         9.17           164,866
$21.00  - $28.75        284,995         8.12            72,827
$30.125 - $35.188       174,220         8.10            42,976
                      ---------                        -------
 $0.20  - $35.188     3,675,535         8.75           560,612
                      =========                        =======

10. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement plan 401(k) covering substantially all employees. The Company matches 50% of the contributions made by employees up to 6% of their annual compensation. The Company can also make a discretionary contribution to the plan. Employee contributions vest immediately, and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 1999, 1998 and 1997, Company contributions to the plan were $297,000, $230,000 and $201,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases facilities under operating leases expiring through 2008. Rent expense was approximately $3,036,000, $746,000 and $767,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                               SIPEX CORPORATION

     Minimum lease payments under operating leases are approximately as follows (in thousands):

CALENDAR YEAR
-------------
  2000.....................................................  $ 5,575
  2001.....................................................    5,125
  2002.....................................................    4,803
  2003.....................................................    4,699
  2004.....................................................    3,150
  Thereafter...............................................    1,863
                                                             -------
                                                             $25,215
                                                             =======

     In March, 1998 the Company entered into a five-year operating lease agreement, including a one-year construction period, with one five year renewal option for the construction and lease of a wafer manufacturing facility, including all necessary machinery and equipment ("the facility"). The total cost of the facility was $35,000,000. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes a purchase option equal to the total cost of the facility. As part of the lease agreement, the Company has pledged $36.8 million of government debt securities and other government backed securities as security under the lease. The lease provides for monthly lease payments which are estimated to be $175,000. At the end of the lease term, the Company is obligated to purchase the facility or remarket it for the benefit of the lessor. The Company expects the fair market value of the facility, subject to the purchase option or sale to a third party, to substantially reduce the Company's payment under the residual value guarantee. The Company allows a charge to rent expense of approximately $800,000 annually over the life of the lease based upon an estimate of its expected future obligation under the residual value guarantee. The residual value guarantee relative to the assets to be leased is expected to approximate 85% of their total cost.

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

12. EXPORT SALES AND MAJOR CUSTOMERS

     During 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 131 ("SFAS 131", "Disclosures about Segments of an Enterprise and Related Information.") The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside in the United States although the Company has a sales operation in Germany.

                               SIPEX CORPORATION

     Revenues by geographic area are summarized as follows (in thousands):

                                                         1999       1998       1997
                                                        -------    -------    -------
United States.........................................  $44,463    $53,533    $42,103
Europe................................................   14,681     13,814     10,374
Far East..............................................   23,832     18,170     17,042
Japan.................................................    6,844      6,444      5,770
                                                        -------    -------    -------
                                                        $89,820    $91,961    $75,289
                                                        =======    =======    =======

     For the years ended December 31, 1999, 1998 and 1997, no individual customer represented more that 10% of the Company's sales.

13. QUARTERLY DATA (UNAUDITED)

     Following is a summary of quarterly operation results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by the Company. The financial data, other than stock price, has been adjusted to reflect the merger of Sipex and Calogic which was recorded as a pooling of interests.

     Net income per share amounts are based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net income per share for the four quarters may differ slightly from net income per share for the year.

                    QUARTERLY RESULTS AND STOCK MARKET DATA

                                        DEC. 31, 1999     OCT. 2, 1999     JULY 3, 1999     APRIL 3, 1999
                                        -------------    --------------    -------------    --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1999
Net sales.............................     $21,972          $22,437           $22,575          $22,836
Gross profit..........................       4,506            9,158             9,884            9,045
  Net income (loss)...................        (924)           2,597             2,293            2,133
Net income per share -- assuming
  dilution............................       (0.04)            0.12              0.11             0.10
Stock price range per share:
  High................................      24.563           22.063            21.750           36.188
  Low.................................       9.813           12.188            11.438            9.375

                                        DEC. 31, 1998    SEPT. 26, 1998    JUNE 27, 1998    MARCH 28, 1998
                                        -------------    --------------    -------------    --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1998
Net sales.............................     $26,560          $20,849           $21,418          $22,359
Gross profit..........................      12,032            9,159            10,404            7,980
Net income............................       6,786            4,345             2,367            4,944
Net income per share -- assuming
  Dilution............................        0.31             0.20              0.11             0.23
Stock price range per share:
  High................................      37.438           23.875            35.750           38.188
  Low.................................      18.625           17.250            18.188           25.250