Form 10-K/A
period 1999-12-31
SIPEX CORP
filed 2000-04-14
CIK 1007800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            AMENDMENT NO. 1 TO FORM
                                      10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

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

DOCUMENTS INCORPORATED BY REFERENCE
NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth on the pages attached hereto:

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

EXECUTIVE OFFICERS OF SIPEX

     Information relating to the executive officers of Sipex is set forth below. All officers held office as of December 31, 1999.

NAME, AGE & POSITION                                          BUSINESS EXPERIENCE
--------------------                                          -------------------
James E. Donegan -- Age 54                  Mr. Donegan joined the Company in April 1985. Mr.
  Chairman, Chief Executive Officer and     Donegan has been Chairman of the Board and Chief
  Director                                  Executive Officer of Sipex since April 1985 and was the
                                            President of Sipex from April 1985 until June 1999. Mr.
                                            Donegan currently serves as a Director of Genesis
                                            Microchip Inc., a manufacturer of video semiconductors.
                                            Before joining Sipex, Mr. Donegan held the position of
                                            Group Vice President of the Electronic Components Group
                                            at Midland Ross Corp.
Frank R. DiPietro -- Age 52                 Mr. DiPietro joined Sipex in December 1983 as Chief
  Executive Vice President, Finance, Chief  Financial Officer and Treasurer. He was appointed Vice
  Financial Officer, Treasurer and Clerk    President of Finance in January 1985, Senior Vice
                                            President in June 1985 and Executive Vice President in
                                            November 1996. From November 1979 to November 1983, Mr.
                                            DiPietro served as a Controller at Digital Equipment
                                            Corp.
Stephen Parks -- Age 39                     Mr. Parks joined Sipex in June, 1999 as President and
  President and Chief Operating Officer     Chief Operating Officer. From September 1995 to June
                                            1999, Mr. Parks held the position of Business Unit
                                            Director at Cherry Semiconductor for the Computer and
                                            Industrial Business Unit. From 1982 to 1995, Mr. Parks
                                            worked for AT&T Microelectronics (now Lucent
                                            Technologies) where he held a variety of management
                                            positions in Engineering and Marketing.
Raymond W.B. Chow -- Age 51                 Mr. Chow joined Sipex in October 1988. He was appointed
  Senior Vice President, Chief Technology   Senior Vice President of Interface Products in August
  Officer                                   1994 and Chief Technology Officer in July 1998. From
                                            March 1982 to October 1988, Mr. Chow was President and
                                            Chief Executive Officer of Barvon BiCMOS Technology,
                                            Inc. ("Barvon"), a company Mr. Chow founded in 1982.
Yener Gurler -- Age 60                      Mr. Gurler joined Sipex in August 1992 as Fab Manager.
  Senior Vice President, Operations         He was appointed Vice President, Fab Operations in 1997
                                            and Senior Vice President, Operations in 1998. He joined
                                            Sipex from Universal Semiconductor where he held the
                                            position of Vice President, Operations.

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

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1999        1998       1997*      1996*      1995*
                                         --------    --------    -------    -------    -------
OPERATING RESULTS
Net sales..............................  $ 89,820    $ 91,961    $75,289    $64,044    $59,038
Gross profit...........................    32,593      39,773     29,951     22,924     18,553
  As a % of net sales..................      36.3%       43.2%      39.8%      35.8%      31.4%
Depreciation and amortization..........     2,528       2,392      1,961      1,505      2,667
Research & development expenses........    10,623       8,407      6,951      6,516      6,126
Income (loss) from operations..........     2,321      15,438      9,901      4,897        (62)
Income (loss) before taxes.............     3,680      16,588     10,488      4,247     (1,213)
Net income (loss)......................     6,099      19,429     11,418      4,179     (1,448)
  As a % of net sales..................       6.8%       21.1%      15.2%       6.5%      (2.5)%
Net income per common share -- basic...      0.28        0.92       0.55       0.25      (0.07)
Net income per common share -- assuming
  dilution.............................      0.28        0.88       0.52       0.23      (0.07)
FINANCIAL DATA
Cash/short-term investments............  $  7,089    $ 25,791    $39,986    $37,146    $   345
Restricted cash equivalents and
  securities...........................    36,750      24,356         --         --         --
Total assets...........................   119,795     107,689     84,348     73,259     34,732
Working capital........................    42,037      50,478     54,377     51,361      9,364
Current ratio..........................       3.9         3.9        4.1        4.1        1.6
Capital expenditures...................     9,214       4,700      6,834      2,932      1,893
Shareholders' equity...................   105,101      89,772     65,331     56,348      1,242

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

     Mr. Donegan joined the Company in April 1985. Mr. Donegan has been Chairman of the Board and Chief Executive Officer of the Company since April 1985 and was President of Sipex from April 1985 until June 1999. Before joining the Company, Mr. Donegan held the position of Group Vice President of the Electronic Components Group at Midland Ross Corporation. Prior to Midland Ross Corporation, Mr. Donegan was Vice President and General Manager at Cameron & Barkley and Company. Prior to working at Cameron & Barkley and Company, Mr. Donegan spent ten years with the General Electric Company in various manufacturing positions. Mr. Donegan currently serves as a Director of Genesis Microchip, Inc., a manufacturer of video semiconductors.

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

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                  ANNUAL COMPENSATION        COMPENSATION(1)
                                                -----------------------   ---------------------    ALL OTHER
                                       FISCAL                             SECURITIES UNDERLYING   COMPENSATION
  NAME AND PRINCIPAL POSITION YEAR      YEAR    SALARY($)   BONUS($)(2)        OPTIONS(#)            ($)(3)
  --------------------------------     ------   ---------   -----------   ---------------------   ------------
James E. Donegan.....................   1999    $249,923     $200,000            150,000            $15,205
  Chairman and Chief Executive
     Officer                            1998     244,615      180,000            100,000             16,576
                                        1997     240,000      130,690            100,000             12,677

Stephen E. Parks (4).................   1999     128,846      175,000            325,000             53,061(5)
  President and Chief Operating
     Officer
Frank R. DiPietro....................   1999     199,135      200,000            100,000              9,741
  Executive Vice President of
     Finance,                           1998     176,442      100,000             50,000              6,152
  Treasurer, Chief Financial Officer    1997     165,000       79,300                 --              6,065
  and Clerk

Raymond W.B. Chow....................   1999     182,235      100,000            100,000              3,771
  Senior Vice President and Chief       1998     175,480       80,000             50,000              4,428
  Technology Officer                    1997     160,000       74,200                 --              4,739

Yener Gurler.........................   1999     156,202      125,000            100,000              3,771
  Senior Vice President of Operations   1998     136,115       65,000             50,000              4,325

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

(6) These options will vest as to 30,000 options, on June 22, 2000, as to 65,000 options on each of June 22, 2001, June 22, 2002, June 22, 2003 and June 22, 2004, and as to 35,000 options on June 22, 2005.

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

                                                    SIPEX CORPORATION                                    NASDAQ COMPOSITE INDEX
                                                      COMMON STOCK                 PEER GROUP                (TOTAL RETURN)
                                                    -----------------              ----------            ----------------------
4/2/96                                                   100.00                      100.00                      100.00
12/31/96                                                 271.58                      164.79                      115.56
12/31/97                                                 509.47                      171.73                      141.36
12/31/98                                                 591.58                      258.55                      199.37
12/31/99                                                 413.68                      556.30                      351.64

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

                                                               AMOUNT AND NATURE
                                                                 OF BENEFICIAL          PERCENT OF
          NAME AND ADDRESS OF BENEFICIAL OWNER (1)                 OWNERSHIP              CLASS
          ----------------------------------------            --------------------      ----------
Manuel Del Arroz............................................       3,156,521              14.4%
Massachusetts Financial Services Company(2).................       2,203,751              10.1%
  500 Boylston Street
  Boston, MA 02116
T. Rowe Price Associates, Inc.(3)...........................       2,101,300               9.6%
  100 East Pratt Street
  Baltimore, Maryland 21202
Brown Investment Advisory & Trust Co.(4)....................       1,754,327               8.0%
  19 South Street
  Baltimore, MD 21202
West Highland Partners(5)...................................       1,460,000               6.7%
  300 Drake's Landing Road, Suite 290
  Greenbrae, CA 94904
Putnam Family of Funds(6)...................................       1,163,300               5.3%
  One Post Office Square
  Boston, MA 02109
James E. Donegan(7).........................................          80,000                  *
Frank R. DiPietro(8)........................................          40,409                  *
Raymond W.B. Chow(9)........................................         102,325                  *
Yener Gurler(10)............................................          36,622                  *
Manfred Loeb(11)............................................           3,000                  *
Lionel H. Olmer(12).........................................          23,001                  *
Steward S. Flaschen(13).....................................          11,000                  *
John L. Sprague(14).........................................           5,000                  *
Willy M.C. Sansen(15).......................................           5,000                  *
Stephen E. Parks............................................              --                  *
All directors and executive officers as a group (16)........         306,357               1.4%

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

 (7) Represents 80,000 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

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

(16) Includes 239,001 shares issuable pursuant to stock options which are exercisable prior to May 25, 2000.

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

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

               /s/ JAMES E. DONEGAN                  Chairman of the Board of           March 15, 2000
---------------------------------------------------    Directors, Chief Executive
                 James E. Donegan                      Officer, (principal executive
                                                       officer) and Director

               /s/ FRANK R. DIPIETRO                 Executive Vice President,          March 15, 2000
---------------------------------------------------    Finance, Chief Financial
                 Frank R. DiPietro                     Officer, Treasurer (principal
                                                       financial officer and
                                                       accounting officer) and Clerk

                 /s/ MANFRED LOEB                    Director                           March 15, 2000
---------------------------------------------------
                   Manfred Loeb

                /s/ LIONEL H. OLMER                  Director                           March 15, 2000
---------------------------------------------------
                  Lionel H. Olmer

                /s/ JOHN L. SPRAGUE                  Director                           March 15, 2000
---------------------------------------------------
                  John L. Sprague

            /s/ DR. STEWARD S. FLASCHEN              Director                           March 15, 2000
---------------------------------------------------
              Dr. Steward S. Flaschen

                 /s/ WILLY SANSEN                    Director                           March 15, 2000
---------------------------------------------------
                 Dr. Willy Sansen

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

/s/  KPMG LLP

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

/s/ SALLMANN, YANG & ALAMEDA
An Accountancy Corporation

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
                                    =======     ======     =====      ======     =====      ======

     The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING            OPTIONS
                   -----------------------------     EXERCISABLE
                                      WEIGHTED     ---------------
                       NUMBER          AVERAGE         NUMBER
                     OUTSTANDING      REMAINING      EXERCISABLE
    RANGE OF       AT DECEMBER 31,   CONTRACTUAL   AT DECEMBER 31,
 EXERCISE PRICES        1999            LIFE            1999
-----------------  ---------------   -----------   ---------------
      $0.20             154,312         5.05           134,700
      $4.75              44,000         6.07            20,001
 $7.190 -  $7.56        123,600         6.58            50,800
 $9.56  - $12.563     1,128,698         9.21            74,422
$13.063 - $19.50      1,765,710         9.17           164,886
$21.00  - $28.75        284,995         8.12            72,827
$30.125 - $35.188       174,220         8.10            42,976
                      ---------                        -------
 $0.20  - $35.188     3,675,535         8.75           560,612
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
                                                        =======    =======    =======

     For the years ended December 31, 1999, 1998 and 1997, no individual customer represented more than 10% of the Company's sales.

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