Form 10-Q
period 2000-04-01
SIPEX CORP
filed 2000-05-16
CIK 1007800

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
 22 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS                       01821
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (978) 667-8700
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

                               [X] Yes     [ ] No

     There were 21,980,609 shares of the Registration's Common Stock issued and outstanding as of April 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SIPEX CORPORATION

                                   FORM 10-Q
                        THREE MONTHS ENDED APRIL 1, 2000

                                     INDEX

ITEM NUMBER                                                                        PAGE
-----------                                                                        ----
Part I:   Financial Information
          Item
          1......  Financial Statements
                   Condensed Consolidated Balance Sheets at April 1, 2000 and
                   December 31, 1999...........................................       2
                   Condensed Consolidated Statements of Operations for the
                   three months ended April 1, 2000 and April 3, 1999..........       3
                   Condensed Consolidated Statements of Cash Flows for the
                   three months ended April 1, 2000 and April 3, 1999..........       4
                   Notes To Condensed Consolidated Financial Statements........     5-6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     7-9
          Item 3.  Quantitative and Qualitative Disclosures about Market
                   Risk........................................................       9
Part II:  Other Information
          Item 1.  Legal Proceedings...........................................       *
          Item 2.  Changes in Securities.......................................       *
          Item 3.  Defaults Upon Senior Securities.............................       *
          Item 4.  Submission of Matters to a Vote of Security Holders.........       *
          Item 5.  Other Information...........................................       *
          Item 6.  Exhibits and Reports on Form 8-K............................       9
                   Exhibit 11.1 Computation of Earnings Per Common Share.......       9
                   Exhibit 27 Financial Data Schedule..........................
Signatures.....................................................................      10

---------------
* No information provided due to inapplicability of item.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               SIPEX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               APRIL 1,      DECEMBER 31,
                                                                 2000            1999
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    ------------
Assets:
Current Assets
  Cash and cash equivalents.................................   $  3,826        $  1,355
  Short-term investment securities..........................         --           5,734
  Accounts receivable, less allowances of $1,979 and $1,280
     at April 1, 2000 and December 31, 1999, respectively...     17,659          14,002
  Inventories...............................................     25,290          23,128
  Deferred income taxes -- current..........................     10,428          10,428
  Prepaid expenses and other current assets.................      1,794           2,084
                                                               --------        --------
     Total current assets...................................     58,997          56,731
Restricted cash equivalents and securities..................     36,750          36,750
Property, plant, and equipment, net.........................     18,571          17,834
Intangible assets (net of accumulated amortization).........      3,643           3,739
Deferred income taxes.......................................      4,575           4,575
Other assets................................................        525             166
                                                               --------        --------
     Total assets...........................................   $123,061        $119,795
                                                               ========        ========
Liabilities and Shareholders' Equity:
Current Liabilities
  Notes payable.............................................   $    254        $    413
  Accounts payable..........................................      6,218           6,661
  Accrued expenses..........................................      8,347           7,620
                                                               --------        --------
     Total current liabilities..............................     14,819          14,694
                                                               --------        --------
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized and no shares issued or outstanding at April
     1, 2000 and December 31, 1999, respectively............         --              --
  Common stock, $.01 par value, 40,000,000 shares authorized and 21,981 and 21,768 shares issued and outstanding at
     April 1, 2000 and December 31, 1999, respectively......        220             218
  Additional paid-in capital................................    112,307         110,951
  Accumulated deficit.......................................     (4,476)         (6,128)
  Accumulated other comprehensive income....................        191              60
                                                               --------        --------
     Total shareholders' equity.............................    108,242         105,101
                                                               --------        --------
  Total liabilities and shareholders' equity................   $123,061        $119,795
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 3,
                                                                2000        1999
                                                              --------    --------
Net sales...................................................  $26,736     $22,836
Cost of sales...............................................   17,035      13,791
                                                              -------     -------
  Gross profit..............................................    9,701       9,045
                                                              -------     -------
Operating expenses
  Research and development..................................    2,765       2,190
  Marketing and selling.....................................    2,485       2,462
  General and administrative................................    2,248       1,466
                                                              -------     -------
Total operating expenses....................................    7,498       6,118
                                                              -------     -------
Income from operations......................................    2,203       2,927
Other income, net...........................................      378         314
                                                              -------     -------
Income before income taxes..................................    2,581       3,241
Income tax expense..........................................      929       1,108
                                                              -------     -------
Net income..................................................  $ 1,652     $ 2,133
                                                              =======     =======
Net income per common share -- basic........................  $  0.08     $  0.10
                                                              =======     =======
Net income per common share -- assuming dilution............  $  0.07     $  0.10
                                                              =======     =======
Weighted average common shares outstanding -- basic.........   21,878      21,324
                                                              =======     =======
Weighted average common and common equivalent shares
  outstanding -- assuming dilution..........................   23,433      21,967
                                                              =======     =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 3,
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES:
  Net income................................................  $ 1,652     $  2,133
  Adjustments to reconcile net income to net cash (used in)
     provided in operating activities.......................
  Adjustment to conform year end of pooled entities.........                 1,009
  Depreciation and amortization.............................    1,453          575
  Loss on disposal of assets................................       --           53
  Changes in current assets and liabilities:
     Increase in accounts receivable........................   (3,657)        (335)
     Increase in inventories................................   (2,162)      (1,533)
     Decrease (increase) in prepaid expenses................      290         (531)
     Increase in other assets...............................     (359)         (25)
     Increase in accrued taxes..............................      866        1,433
     (Decrease) increase in accounts payable................     (443)         208
     Decrease in accrued expenses...........................     (139)      (1,078)
                                                              -------     --------
Net cash (used in) provided by operating activities.........   (2,499)       1,909
                                                              -------     --------
INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities...........    5,734       53,557
  Purchase of investment securities.........................       --      (50,554)
  Increase in restricted cash and securities................       --       (9,302)
  Purchase of property, plant and equipment.................   (2,094)      (2,758)
                                                              -------     --------
Net cash provided by (used in) investing activities.........    3,640       (9,057)
                                                              -------     --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    1,358          285
  Increase (decrease) in debt obligations...................     (159)          56
                                                              -------     --------
Net cash provided by financing activities...................    1,199          341
                                                              -------     --------
  Effect of foreign currency translation adjustments........      131           17
                                                              -------     --------
Increase (decrease) in cash and cash equivalents............    2,471       (6,790)
Cash and cash equivalents, beginning of period..............    1,355       17,810
                                                              -------     --------
Cash and cash equivalents, end of period....................  $ 3,826     $ 11,020
                                                              =======     ========
Supplemental cash flow information:
  Cash paid during the period for:
     Income taxes...........................................  $    55     $     65
     Interest...............................................  $    --     $    173

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Sipex Corporation (the "Company") and all of its wholly owned subsidiaries. In addition, the 1999 financial statements have been restated on the basis discussed in Note 2 to the Company's Form 10-K/A for the year ended December 31, 1999, to reflect the acquisition of Calogic, which was accounted for as a pooling-of-interests. All intercompany accounts and transactions have been eliminated.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K/A filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended April 1, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2. FACILITY EXIT COSTS

     In the fourth quarter of 1999, Management of the Company and the Board of Directors approved a plan to close its duplicate California manufacturing facilities which were acquired through the merger with Calogic. As part of the plan, the Company will be vacating several California leased facilities and moving these operations to its newly completed facility in Milpitas, California. Total estimated costs of $1.9 million associated with the closure of the facility include $930,000 of rent, real estate taxes, and utility costs which will be paid over an estimated two year period after the buildings are vacated and until it can be subleased or the lease terminates. Additionally, the Company has recorded $300,000 as a charge to current operations for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. As a result of this action, the Company also recorded $640,000 of facilities exit costs related to employee severance expense. During the Quarter ended April 1, 2000 the Company paid $488,000 of which $387,000 represented employee severance costs and the balance ????? ?????? lost As of April 1, 2000, approximately $1.3 million of estimated facilities costs are accrued for and remains to be paid.

3. RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Restricted cash and cash equivalents and investment securities represents amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period.

4. NET INCOME PER SHARE

     Net income per share-basic is based upon the weighted average number of common shares outstanding. Net income per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

                               SIPEX CORPORATION

5. NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Sipex was required to adopt this accounting guidance, as amended by SAB 101A, no later than the first quarter of fiscal year 2001. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, SAB 101's adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company expects that the adoption of this Interpretation will not have a material impact on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and the Company's actual future results may differ significantly from these statements. In evaluating these statements, the various factors identified in the caption "Factors Affecting Future Operating Results" should be considered.

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

RESULTS OF OPERATIONS

     The table below presents the statements of operations for the three month period ended April 1, 2000 and April 3, 1999, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended April 1, 2000 to the corresponding period from the prior fiscal year.

                                                                  THREE MONTHS ENDED
                                                          ----------------------------------
                                                                                  PERCENTAGE
                                                          APRIL 1,    APRIL 3,     INCREASE
                                                            2000        1999      (DECREASE)
                                                          --------    --------    ----------
Net sales...............................................     100%        100%        17.1%
Cost of sales...........................................    63.7        60.4         23.5
                                                            ----        ----        -----
Gross profit............................................    36.3        39.6          7.3
                                                            ----        ----        -----
Operating expenses
  Research and development..............................    10.3         9.6         26.3
  Marketing and selling.................................     9.3        10.8          0.9
  General and administrative............................     8.4         6.4         53.3
                                                            ----        ----        -----
Total operating expenses................................    28.0        26.8         22.6
                                                            ----        ----        -----
Operating income........................................     8.3        12.8        (24.7)
Other income, net.......................................     1.4         1.4         20.4
                                                            ----        ----        -----
Income before income taxes..............................     9.7        14.2        (20.4)
Income tax expense......................................     3.5         4.9        (16.2)
                                                            ----        ----        -----
Net income..............................................     6.2%        9.3%       (22.6%)
                                                            ----        ----        -----

     Net sales for the first quarter of 2000 increased 17.1% to $26.7 million, as compared to $22.8 million for the same period last year. The increase in sales for the first quarter, as compared to the same quarter last year, was principally attributable to strong demand for our interface and power management integrated circuits. International shipments increased 20% and domestic shipments 14% in the first quarter, as compared to the respective 1999 period. International sales represented 48% and 47% of net sales for the first quarter of 2000 and 1999, respectively. Geographically, Sipex experienced sales growth of 42% in Europe, 36% in the Pacific Rim and 14% in the United States while sales in Japan declined 38% in the first quarter of 2000, as compared to the first quarter of 1999. Sequentially, first quarter sales increases in the United States, Europe and Japan were partially offset by a small decrease in the Pacific Rim, as compared to the fourth quarter of 1999.

     Gross profit for the first quarter of 2000 increased 7.3% to $9.7 million, as compared to $9.0 million for the same period last year. As a percentage of net sales, gross profit decreased to 36.3% for the first quarter of 2000 from 39.6% in the same prior year period. The decreased percentage was primarily due to increased wafer pricing from our primary wafer supplier and secondarily to lower capacity utilization as a result of the production ramp-up in our new wafer fabrication facility in Milpitas, California. We also expect the dependency on sub-contract wafers to decrease in the later quarters of 2000 as the new manufacturing facility ramps up production.

     Research and development expenses for the first quarter of 2000 increased $575,000 or 26.3% as compared to the same period in the previous year. The increase in research and development expense in the first quarter was due mainly to continued process development in the new wafer fabrication facility and increased new product development expenses. As a percentage of net sales, research and development increased to 10.3% for the first quarter of 2000, as compared to 9.6% for the same period last year.

     Marketing and selling expenses were $2.5 million in the first quarter of 2000 and 1999. Increases in commission costs in 2000 were offset by reduced staffing which was mainly the result of the efficiencies from the combined sales and marketing with Calogic and the elimination of redundant sales activities. As a percentage of net sales, marketing and selling expenses for the first quarter of 1999 decreased to 9.3% as compared to 10.8% for the previous year.

     General and administrative expenses were $2.2 million and $1.5 million for the first quarter of 2000 and 1999, respectively. The increase in spending for the first quarter of 2000, as compared to the same period last year, was mainly due to additional staffing and related costs of our investment in Information Technology infrastructure and secondarily to the amortization of intangible assets and increased professional fees. As a percentage of net sales, general and administrative expenses increased to 8.4% from 6.4% during the same quarter last year.

     Other income, net was $378,000 and $314,000 in the first quarter of 2000 and 1999, respectively. The increase in the first quarter of 2000 was principally due to decreased interest expense as a result of the Calogic debt payoff in December 1999 and was offset by increased royalty costs.

     Sipex recorded income tax expense at an effective rate of 36.0% in the first quarter of 2000, as compared to 34.2% in the respective 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2000, Sipex had working capital of $44.2 million, available funds of $3.8 million consisting of cash, cash equivalents and short-term U.S. Government-backed investments and a current ratio of 4.0. In addition, Sipex has pledged $36.8 million of cash equivalents and investment securities as security for the lease of the wafer fabrication facility in Milpitas, California. As part of the integration of Calogic, the facilities and wafer manufacturing capacity will be expanded. Sipex anticipates that the available funds and cash provided from operations and bank loans will be sufficient to meet cash and working capital requirements for the foreseeable future.

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

     Important factors affecting Sipex's ability to achieve future revenue growth and operating results include whether, and to the extent which, demand for Sipex's products increases and reflects real end-user demand;

the ability to successfully integrate Calogic and Alpha Semiconductor into Sipex's operations; whether customer cancellations and delays of outstanding orders increase, and whether Sipex is able to manufacture in the correct mix to respond to orders on hand and new orders received in the future; the amount of lead time provided by Sipex's customers; whether Sipex is able to achieve its new product development and introduction goals, including, without limitation, goals for conceiving and introducing timely new products that are well received in the marketplace; and its ability to design and introduce new products based on new technologies. In addition, Sipex may experience unexpected delays or problems in qualifying and ramping up production in its new Fab in Milpitas, California and the failure of Sipex to implement the new Fab successfully and in a timely fashion may impact future revenue growth and operating results.

     Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as currency and other economic issues affecting Asian and other countries, demand for electronic products and semiconductors generally, demand for the end-user products for which Sipex's semiconductors are suited, timely availability of raw materials (including subcontractor wafers from Taiwan), equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, competitors' actions, and other risk factors described in Sipex's filings with the Securities and Exchange Commission.

     Past performance of Sipex may not be a good indicator of future performance due to factors affecting Sipex, its competitors, the semiconductor industry and the overall domestic and international economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

     Although Sipex believes that it has sufficient product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other risks discussed from time to time in Sipex's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 1999 and its Registration Statement on Form S-3 (Registration No. 333-33152). Additionally, Sipex's common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

                                          SIPEX CORPORATION

                                          By: /s/   FRANK R. DIPIETRO
                                            ------------------------------------
                                                     Frank R. DiPietro
                                             Executive Vice President, Finance
                                            Chief Financial Officer & Treasurer
                                                 (Duly Authorized Officer &
                                                Principal Financial Officer)

DATE: May 15, 2000