Form 10-Q
period 2000-07-01
SIPEX CORP
filed 2000-08-15
CIK 1007800

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-27892

                               SIPEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-6135748
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 22 LINNELL CIRCLE, BILLERICA, MASSACHUSETTS 01821                 01821
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

                           [X]  Yes          [ ]  No

     There were 22,007,052 shares of the Registrant's Common Stock issued and outstanding as of July 1,2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SIPEX CORPORATION

                                   FORM 10-Q
                         SIX MONTHS ENDED JULY 1, 2000

                                     INDEX

   ITEM NUMBER                                                                   PAGE
   -----------                                                                   ----
Part I:   Financial Information
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets at July 1, 2000 and
                   December 31, 1999...........................................     2
                   Condensed Consolidated Statements of Operations for the
                   three months and six months ended July 1, 2000 and July 3,
                   1999........................................................     3
                   Condensed Consolidated Statements of Cash Flows for the Six
                   months ended July 1, 2000 and July 3, 1999..................     4
                   Notes To Condensed Consolidated Financial Statements........   5-6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................   7-9
          Item 3.  Quantitative and Qualitative Disclosure about Market Risk...    10

Part II:  Other Information
          Item 1.  Legal Proceedings...........................................     *
          Item 2.  Changes in Securities.......................................     *
          Item 3.  Defaults Upon Senior Securities.............................     *
          Item 4.  Submission of Matters to a Vote of Security Holders.........    10
          Item 5.  Other Information...........................................     *
          Item 6.  Exhibits and Reports on Form 8-K............................    10
                   Exhibit 10.1 Business Loan Agreement........................    10
                   Exhibit 11.1 Computation of Earnings Per Common Share.......    10
                   Exhibit 27 Financial Data Schedule..........................    10

Signatures.....................................................................    11

---------------

* No information provided due to inapplicability of item.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                               SIPEX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                JULY 1,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Assets:
Current Assets
  Cash and cash equivalents.................................   $  1,853        $  1,355
  Short-term investment securities..........................         --           5,734
  Accounts receivable, less allowances of $1,542 and $1,280
     at July 1, 2000 and December 31, 1999, respectively....     19,431          14,002
  Inventories...............................................     28,095          23,128
  Deferred income taxes-current.............................     10,360          10,428
  Prepaid expenses and other current assets.................      2,472           2,084
                                                               --------        --------
          Total current assets..............................     62,211          56,731
Restricted cash equivalents and securities..................     36,750          36,750
Property, plant, and equipment, net.........................     21,252          17,834
Intangible assets (net of accumulated amortization).........      3,549           3,739
Deferred income taxes.......................................      4,742           4,575
Other assets................................................        128             166
                                                               --------        --------
     Total assets...........................................   $128,632        $119,795
                                                               ========        ========

Liabilities and Shareholders' Equity:
Current Liabilities
  Notes payable.............................................   $    242        $    413
  Accounts payable..........................................      7,444           6,661
  Accrued expenses..........................................     10,003           7,620
                                                               --------        --------
          Total current liabilities.........................     17,689          14,694
                                                               --------        --------
Shareholders' Equity:
  Preferred stock, $.01 par value, 1,000 shares authorized
     and no shares issued or outstanding at July 1, 2000 and
     December 31, 1999, respectively........................         --              --
  Common stock, $.01 par value, 40,000 shares authorized and
     22,007 and 21,768 shares issued and outstanding at July
     1, 2000 and December 31, 1999, respectively............        220             218
  Additional paid-in capital................................    112,518         110,951
  Accumulated deficit.......................................     (1,773)         (6,128)
  Accumulated other comprehensive income (loss).............        (22)             60
                                                               --------        --------
     Total shareholders' equity.............................    110,943         105,101
                                                               --------        --------
  Total liabilities and shareholders' equity................   $128,632        $119,795
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    ------------------      ------------------
                                                    JULY 1,    JULY 3,      JULY 1,    JULY 3,
                                                     2000       1999         2000       1999
                                                    -------    -------      -------    -------
Net sales.........................................  $31,401    $22,575      $58,137    $45,411
Cost of sales.....................................   19,559     12,691       36,594     26,482
                                                    -------    -------      -------    -------
     Gross profit.................................   11,842      9,884       21,543     18,929
                                                    -------    -------      -------    -------
Operating expenses
     Research and development.....................    3,352      2,710        6,117      4,900
     Marketing and selling........................    2,683      2,320        5,168      4,782
     General and administrative...................    2,249      1,714        4,497      3,180
                                                    -------    -------      -------    -------
          Total operating expenses................    8,284      6,744       15,782     12,862
                                                    -------    -------      -------    -------
Income from operations............................    3,558      3,140        5,761      6,067
Other income, net.................................      666        349        1,044        663
                                                    -------    -------      -------    -------
Income before income taxes........................    4,224      3,489        6,805      6,730
Income tax expense................................    1,521      1,196        2,450      2,304
                                                    -------    -------      -------    -------
Net income........................................  $ 2,703    $ 2,293      $ 4,355    $ 4,426
                                                    =======    =======      =======    =======
Net income per common share-basic.................  $  0.12    $  0.11      $  0.20    $  0.21
                                                    =======    =======      =======    =======
Net income per common share-assuming dilution.....  $  0.12    $  0.10      $  0.19    $  0.20
                                                    =======    =======      =======    =======
Weighted average common shares
  outstanding-basic...............................   21,997     21,367       21,938     21,346
                                                    =======    =======      =======    =======
Weighted average common and common equivalent
  shares outstanding-assuming dilution............   23,341     21,876       23,389     21,928
                                                    =======    =======      =======    =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JULY 1,      JULY 3,
                                                               2000          1999
                                                              -------      --------
OPERATING ACTIVITIES:
  Net income................................................  $4,355       $  4,426
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Adjustment to conform year end of pooled entities......      --          1,009
     Increase in deferred income taxes......................     (99)            --
     Depreciation and amortization..........................   2,928          1,110
     Loss on disposal of assets.............................      --             51
       Changes in current assets and liabilities:
          Increase in accounts receivable...................  (5,429)          (761)
          Increase in inventories...........................  (4,967)        (1,743)
          Increase in prepaid expenses......................    (350)        (1,695)
          Increase in accrued taxes.........................   2,358          2,917
          Increase (decrease) in accounts payable...........     783           (129)
          Increase (decrease) in accrued expenses...........      25           (783)
                                                              ------       --------
Net cash (used in) provided by operating activities.........    (396)         4,402
                                                              ------       --------
INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities...........   5,734         88,149
  Purchase of investment securities.........................      --        (82,043)
  Increase in restricted cash equivalents and securities....      --        (12,489)
  Purchase of property, plant and equipment.................  (6,156)        (4,711)
                                                              ------       --------
Net cash used in investing activities.......................    (422)       (11,094)
                                                              ------       --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................   1,569            363
  Decrease in debt obligations..............................    (171)            (8)
                                                              ------       --------
Net cash provided by financing activities...................   1,398            355
  Effect of foreign currency translation adjustments........     (82)           (28)
                                                              ------       --------
Increase (decrease) in cash and cash equivalents............     498         (6,365)
Cash and cash equivalents, beginning of period..............   1,355         17,810
                                                              ------       --------
Cash and cash equivalents, end of period....................  $1,853       $ 11,445
                                                              ======       ========
Supplemental cash flow information:
  Cash paid during the period for:
     Income taxes...........................................  $   87       $    164
     Interest...............................................  $   --       $    324

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Sipex Corporation ("Sipex" or the "Company") and all of its wholly owned subsidiaries. In addition, these financial statements have been restated for all periods presented, on the basis discussed in Note 2 to Sipex's Form 10-K/A for the year ended December 31, 1999, to reflect the acquisition of Calogic, which was accounted for as a pooling-of-interests. All intercompany accounts and transactions have been eliminated.

     The accompanying unaudited financial statements have been prepared by Sipex pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in Sipex's Form 10-K/A filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended July 1, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  FACILITY EXIT COSTS

     In the fourth quarter of 1999, Management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through the merger with Calogic. As part of the plan, Sipex will be vacating several California leased facilities and moving these operations to its newly completed facility in Milpitas, California.The balance of the accrual at July 1, 2000 will be paid over an estimated 18 month period.

     The following table summarizes the activity in facility exit costs from the date of the original approval of the plan to the end of the second quarter of 2000.

                                         1999    INCURRED   BALANCE    INCURRED   ADJUSTMENTS   BALANCE
                                        CHARGE     1999     12/31/99     2000      TO CHARGE    7/1/00
(IN THOUSANDS)                          ------   --------   --------   --------   -----------   -------
People related costs..................  $  640    $   --     $  640      $729        $ 89        $ --
Facility related costs................     930        --        930       181         (89)        660
Equipment related costs...............     300        --        300        --          --         300
                                        ------    ------     ------      ----        ----        ----
                                        $1,870    $   --     $1,870      $910        $ --        $960
                                        ======    ======     ======      ====        ====        ====

3.  RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Restricted cash and cash equivalents and investment securities represents amounts pledged for an operating lease which Sipex entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period.

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

                               SIPEX CORPORATION

5.  LINE OF CREDIT

     On June 6, 2000, Sipex entered into a loan agreement with a bank for a $10.0 million line of credit at the bank's base rate minus 0.5%. Funds advanced under the line are collateralized by accounts receivable, inventory and cash deposited with the bank. The loan agreement requires compliance with certain minimum tangible net worth and financial ratios. There were no borrowings under the line of credit as of July 1, 2000 and the entire line was available.

6.  NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Sipex is required to adopt this accounting guidance, as amended by SAB 101A and later by SAB 101B, no later than the fourth quarter of fiscal year 2000. Sipex believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, SAB 101's adoption will not have a material impact on Sipex's financial condition, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation will not have a material impact on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of Sipex. Sipex's actual future results may differ significantly from such statements. In evaluating such statements, the various factors identified in the caption "Factors Affecting Future Operating Results" should be considered.

OVERVIEW

     Sipex designs, manufactures and markets high performance and high value-added analog integrated circuits using standard BiCMOS, bipolar and dielectrically isolated BiCMOS technologies. Analog integrated circuits address a wide range of real-world signal processing applications associated with such naturally occurring physical phenomena as temperature, pressure, weight, position, light and sound. These circuits play a fundamental and important role in coupling the real world to the digital computer. Sipex's products include single, dual and multi-protocol interface circuits, power management products, data converters, electroluminescent driver circuits, low power and high voltage application specific circuits.

     On November 23, 1999, Sipex completed its acquisition of Calogic and Alpha Semiconductor, its subsidiary. In connection with the transaction, Sipex issued approximately 3.6 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, Sipex's consolidated financial statements for 1999 have been restated from data previously recorded to include the accounts and operations of Calogic for all periods presented.

RESULTS OF OPERATIONS

     The table below presents the statements of operations for the three and six month periods ended July 1, 2000 and July 3, 1999, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended July 1, 2000 to the corresponding period from the prior fiscal year.

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           ------------------------------    ------------------------------
                                                               PERCENTAGE                        PERCENTAGE
                                           JULY 1,   JULY 3,    INCREASE     JULY 1,   JULY 3,    INCREASE
                                            2000      1999     (DECREASE)     2000      1999     (DECREASE)
                                           -------   -------   ----------    -------   -------   ----------
Net sales................................   100.0%    100.0%      39.1%       100.0%    100.0%      28.0%
Cost of sales............................    62.3      56.2       54.1         62.9      58.3       38.2
                                            -----     -----       ----        -----     -----       ----
Gross profit.............................    37.7      43.8       19.8         37.1      41.7       13.8
                                            -----     -----       ----        -----     -----       ----
Operating expenses
  Research and development...............    10.7      12.0       23.7         10.5      10.8       24.8
  Marketing and selling..................     8.5      10.3       15.6          8.9      10.5        8.1
  General and administrative.............     7.2       7.6       31.2          7.8       7.0       41.4
                                            -----     -----       ----        -----     -----       ----
          Total operating expenses.......    26.4      29.9       22.8         27.2      28.3       22.7
                                            -----     -----       ----        -----     -----       ----
Operating income.........................    11.3      13.9       13.3          9.9      13.4       (5.0)
Other income, net........................     2.1       1.6       90.8          1.8       1.4       57.5
                                            -----     -----       ----        -----     -----       ----
Income before income taxes...............    13.4      15.5       21.1         11.7      14.8        1.1
Income tax expense.......................     4.8       5.3       27.2          4.2       5.1        6.3
                                            -----     -----       ----        -----     -----       ----
Net income...............................     8.6%     10.2%      17.9%         7.5%      9.7%      (1.6%)
                                            =====     =====       ====        =====     =====       ====

     Net sales for the second quarter increased 39.1% to $31.4 million and increased 28.0% to $58.1 million for the first six months of 2000, as compared to the same periods in the previous year. The increase in the second quarter and first six months of 2000, as compared to the same periods last year, was mainly the result of strong demand principally for our interface, power management and electroluminescent products. International sales increased 50.9% and 35.6% for the second quarter and first six months of 2000, respectively, as compared to the same periods in 1999. Second quarter sales increased in all regions, as compared to the prior year's respective periods. Year-to-date sales increased in all regions except Japan, which reported a 3.6% decrease when compared to the first six months of 1999. Sequentially, second quarter sales increased in all regions, as compared to the first quarter of 2000. International sales represented 51.1% and 49.7% for the second quarter and first six months of 2000, respectively.

     Gross profit increased 19.8% and 13.8% to $11.8 million and $21.5 million for the second quarter and first six months of 2000, respectively, as compared to the same periods last year. As a percentage of net sales, gross profit decreased to 37.7% and 37.1% for the second quarter and first six months of 2000, respectively, from 43.8% and 41.7% for the same periods in the previous year. Sequentially, in the second quarter of 2000, gross profit increased to 37.7%, as a percentage of sales, as compared to 36.3% in the first quarter of 2000. The decreased gross profit as a percentage of net sales for the second quarter and first six months of 2000, as compared to the respective prior year periods, was primarily due to the increased wafer pricing from our primary wafer supplier and also to lower capacity utilization, as a result of the ramp-up in production in our new wafer manufacturing facility in Milpitas, California. The increased gross margin in the second quarter of 2000, as compared with the first quarter of 2000, was mainly due to the introduction of wafers manufactured by our new manufacturing facility. We expect our dependency on sub-contract wafers to continue to decrease during the second half of 2000, as our new manufacturing facility ramps up production.

     Research and development expenses for the second quarter and first six months of 2000 increased $642,000 and $1.2 million, respectively, or 23.7% and 24.8%, as compared to the same periods last year. The increase in the periods was mainly due to continued process development in the new wafer fabrication facility and to increased new product development expenses. As a percentage of net sales, research and development decreased to 10.7% and 10.5% for the second quarter and first six months of 2000, respectively, as compared to 12.0% and 10.8% for the same periods in the previous year.

     Marketing and selling expenses increased 15.6% and 8.1% to $2.7 million and $5.2 million, respectively, for the second quarter and first six months of 2000, as compared with $2.3 million and $4.8 million, respectively, for the same periods of the previous year. Increased commission costs in 2000 due to the increased sales were offset by reduced staffing, which was mainly the result of efficiencies from the combined sales and marketing with Calogic, including the elimination of redundant sales activities. As a percentage of net sales, marketing and selling expenses for the second quarter and first six months of 2000 decreased to 8.5% and 8.9%, respectively, as compared to 10.3% and 10.5%, in the same prior year periods as a result of increased sales and the reduced staffing.

     General and administrative expenses increased by $535,000 and $1.3 million for the second quarter and first six months of 2000, respectively, as compared to the same periods of the previous year. The increase in spending for the first six months of 2000, as compared to the same period a year ago, was mainly due to additional staffing and related employee costs, and also to amortization of intangible assets and increased professional fees. As a percentage of net sales, general and administrative expenses decreased to 7.2% for the second quarter of 2000 from 7.6% for the second quarter of 1999 and increased to 7.8% for the first six months of 2000 from 7.0% for the first six months of 1999.

     Other income, net, for the second quarter and first six months of 2000 consisted primarily of interest income on short-term and restricted investment securities and cash equivalents, reduced by net royalty costs. For the second quarter and first six months of 2000, other income, net, represented income of $666,000 and $1,044,000, as compared to $349,000 and $663,000 for the same periods in the previous year. The increase in the second quarter and first six months of 2000 over the same 1999 periods was mainly due to decreased interest expense as a result of the Calogic debt payoff in December 1999, partially offset by increased royalty costs.

     Sipex recorded income tax expense at an effective rate of 36.0% in each of the 2000 periods and 34.2% in each of the 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

     At July 1, 2000, Sipex had working capital of $44.5 million and available funds of $1.9 million consisting of cash and cash equivalents. In addition, there is $36.8 million of restricted cash and cash equivalents and investment securities representing amounts pledged for an operating lease which Sipex entered into for the construction and lease of the new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period. Sipex anticipates that the available funds and cash provided from operations and bank loans will be sufficient to meet cash and working capital requirements for the foreseeable future.

     On June 6, 2000, Sipex entered into a loan agreement with a bank for a $10.0 million line of credit at the bank's base rate minus 0.5%. Funds drawn under the line of credit will be used mainly to support increased year 2000 capital expenditures, consisting principally of the costs of the wafer fabrication facility and equipment. Advances under the line are collateralized by accounts receivable, inventory and cash deposited with the bank. The loan agreement requires compliance with certain minimum tangible net worth and financial ratios. There were no borrowings under the line of credit as of July 1, 2000 and the entire line was available.

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

     Although Sipex believes that it has sufficient product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other risks discussed from time to time in Sipex's other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 1999. Additionally, Sipex's common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community.

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

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 19, 2000. Holders of an aggregate of 21,980,614 shares at the close of business on April 10, 2000, were entitled to vote at the meeting. At such meeting, our shareholders voted to elect Mr. Manfred Loeb, the sole nominated director, to serve as a director for a term of three years. There were 19,124,088 votes for the election of Mr. Loeb and 17,216 against such election. There were no broker non-votes or abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit 10.1  Business Loan Agreement
         Exhibit 11.1  Computation of Earnings Per Common Share
         Exhibit 27   Financial Data Schedule

      b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIPEX CORPORATION

                                          By     /s/ FRANK R. DIPIETRO
                                          --------------------------------------
                                                    Frank R. DiPietro
                                            Executive Vice President, Finance
                                           Chief Financial Officer & Treasurer
                                                (Duly Authorized Officer &
                                               Principal Financial Officer)

Date:  August 14, 2000