Form 10-Q
period 2000-09-30
SIPEX CORP
filed 2000-11-14
CIK 1007800

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                           [X]  Yes          [ ]  No

     There were 22,382,424 shares of the Registrant's Common Stock issued and outstanding as of September 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SIPEX CORPORATION
                                   FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                     INDEX

   ITEM NUMBER                                                                   PAGE
   -----------                                                                   ----
Part I:   Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at September 30, 2000
                   and December 31, 1999.......................................     2

                   Condensed Consolidated Statements of Operations for the
                   three months and nine months ended September 30, 2000 and
                   October 2, 1999.............................................     3

                   Condensed Consolidated Statements of Cash Flows for the Nine
                   months ended September 30, 2000 and October 2, 1999.........     4

                   Notes To Condensed Consolidated Financial Statements........   5-6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................   7-9

          Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     9

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

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                               SIPEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                              (UNAUDITED)
Assets:
Current Assets
  Cash and cash equivalents.................................    $  4,020        $  1,355
  Short-term investment securities..........................          --           5,734
  Accounts receivable, less allowances of $1,506 and $1,280
     at September 30, 2000 and December 31, 1999,
     respectively...........................................      23,267          14,002
  Inventories...............................................      31,971          23,128
  Deferred income taxes-current.............................       8,585          10,428
  Prepaid expenses and other current assets.................       2,749           2,084
                                                                --------        --------
          Total current assets..............................      70,592          56,731
Restricted cash equivalents and securities..................      36,750          36,750
Property, plant, and equipment, net.........................      26,361          17,834
Intangible assets (net of accumulated amortization).........       3,455           3,739
Deferred income taxes.......................................       6,312           4,575
Other assets................................................         128             166
                                                                --------        --------
          Total assets......................................    $143,598        $119,795
                                                                ========        ========

Liabilities and Shareholders' Equity:
Current Liabilities
  Notes payable.............................................    $    242        $    413
  Accounts payable..........................................       8,436           6,661
  Accrued expenses..........................................       6,152           7,620
                                                                --------        --------
          Total current liabilities.........................      14,830          14,694
Long term note payable......................................       1,926              --
Other long term liabilities.................................         797              --
                                                                --------        --------
          Total liabilities.................................      17,553          14,694
Shareholders' Equity:
  Preferred stock, $.01 par value, 1,000 shares authorized
     and no shares issued or outstanding at September 30,
     2000 and December 31, 1999, respectively...............          --              --
  Common stock, $.01 par value, 40,000 shares authorized and
     22,382 and 21,768 shares issued and outstanding at
     September 30, 2000 and December 31, 1999,
     respectively...........................................         224             218
  Additional paid-in capital................................     122,863         110,951
  Accumulated income (deficit)..............................       2,973          (6,128)
  Accumulated other comprehensive income (loss).............         (15)             60
                                                                --------        --------
          Total shareholders' equity........................     126,045         105,101
                                                                --------        --------
  Total liabilities and shareholders' equity................    $143,598        $119,795
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  --------------------------    --------------------------
                                                  SEPTEMBER 30,   OCTOBER 2,    SEPTEMBER 30,   OCTOBER 2,
                                                      2000           1999           2000           1999
                                                  -------------   ----------    -------------   ----------
Net sales.......................................     $35,711       $22,437         $93,848       $67,848
Cost of sales...................................      20,531        13,279          57,125        39,761
                                                     -------       -------         -------       -------
     Gross profit...............................      15,180         9,158          36,723        28,087
                                                     -------       -------         -------       -------
Operating expenses
     Research and development...................       3,333         2,666           9,450         7,566
     Marketing and selling......................       2,637         2,503           7,805         7,285
     General and administrative.................       2,203         1,532           6,700         4,712
     Facility exit costs........................          --        (1,083)             --        (1,083)
                                                     -------       -------         -------       -------
          Total operating expenses..............       8,173         5,618          23,955        18,480
                                                     -------       -------         -------       -------
Income from operations..........................       7,007         3,540          12,768         9,607
Other income, net...............................         408           366           1,452         1,029
                                                     -------       -------         -------       -------
Income before income taxes......................       7,415         3,906          14,220        10,636
Income tax expense..............................       2,669         1,309           5,119         3,613
                                                     -------       -------         -------       -------
Net income......................................     $ 4,746       $ 2,597         $ 9,101       $ 7,023
                                                     =======       =======         =======       =======
Net income per common share-basic...............     $  0.21       $  0.12         $  0.41       $  0.33
                                                     =======       =======         =======       =======
Net income per common share-assuming dilution...     $  0.20       $  0.12         $  0.38       $  0.32
                                                     =======       =======         =======       =======
Weighted average common shares
  outstanding-basic.............................      22,178        21,393          22,017        21,362
                                                     =======       =======         =======       =======
Weighted average common and common equivalent
  shares outstanding-assuming dilution..........      24,078        22,008          23,655        21,958
                                                     =======       =======         =======       =======

     See accompanying notes to condensed consolidated financial statements

                               SIPEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              SEPTEMBER 30,    OCTOBER 2,
                                                                  2000            1999
                                                              -------------    ----------
OPERATING ACTIVITIES:
  Net income................................................    $  9,101       $   7,023
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Adjustment to conform year end of pooled entities......          --           1,009
     Increase in deferred income taxes......................         106             129
     Depreciation and amortization..........................       4,247           2,038
     Loss on disposal of assets.............................          --              51
       Changes in current assets and liabilities:
          Increase in accounts receivable...................      (9,265)           (979)
          Increase in inventories...........................      (8,843)         (3,278)
          Increase in prepaid expenses......................        (627)         (1,686)
          Increase in accounts payable......................       1,775             120
          (Decrease) increase in accrued expenses...........      (1,468)          3,460
          Increase in other liabilities.....................         797              --
                                                                --------       ---------
Net cash (used in) provided by operating activities.........      (4,177)          7,887
                                                                --------       ---------

INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities...........       5,734         103,898
  Purchase of investment securities.........................          --        (105,350)
  Increase in restricted cash equivalents and securities....          --         (12,394)
  Purchase of property, plant and equipment.................     (12,490)         (6,145)
                                                                --------       ---------
Net cash used in investing activities.......................      (6,756)        (19,991)
                                                                --------       ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................      11,918             574
  Increase in debt obligations..............................       1,755             533
                                                                --------       ---------
Net cash provided by financing activities...................      13,673           1,107
  Effect of foreign currency translation adjustments........         (75)           (144)
                                                                --------       ---------
Increase (decrease) in cash and cash equivalents............       2,665         (11,141)
Cash and cash equivalents, beginning of period..............       1,355          17,810
                                                                --------       ---------
Cash and cash equivalents, end of period....................    $  4,020       $   6,669
                                                                ========       =========
SUPPLEMANTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Income taxes...........................................    $    522       $     299
     Interest...............................................    $     --       $     475

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

     The accompanying unaudited financial statements have been prepared by Sipex pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in Sipex's Form 10-K/A filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2. FACILITY EXIT COSTS

     In the third quarter of 1999, Sipex recorded net proceeds of $1.1 million from the sale of the tangible assets of our semiconductor wafer fab located in Milpitas, California, a portion of such assets had been written off as part of facility exit costs in 1998.

     In the fourth quarter of 1999, Management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through the merger with Calogic. As part of the plan, Sipex vacated several California leased facilities and moved these operations to its newly completed facility in Milpitas, California. The balance of the accrual at September 30, 2000 will be paid over an estimated fifteen month period.

     The following table summarizes the activity in facility exit costs from the date of the original approval of the plan to the end of the third quarter of 2000.

                                        1999    INCURRED   BALANCE    INCURRED   ADJUSTMENTS   BALANCE
                                       CHARGE     1999     12/31/99     2000      TO CHARGE    9/30/00
           (IN THOUSANDS)              ------   --------   --------   --------   -----------   -------
People related costs.................  $  640     $ --      $  640     $  822       $182        $ --
Facility related costs...............     930       --         930        254        (90)        586
Equipment related costs..............     300       --         300         --        (92)        208
                                       ------     ----      ------     ------       ----        ----
                                       $1,870     $ --      $1,870     $1,076       $ --        $794
                                       ======     ====      ======     ======       ====        ====

     Sipex has completed exiting the majority of its facilities in the third quarter of 2000 and is renegotiating the remaining leases in the fourth quarter and may revise its estimate.

3.  RESTRICTED CASH EQUIVALENTS AND SECURITIES

     Restricted cash equivalents and securities represents amounts pledged for an operating lease which Sipex entered into for the construction and lease of the new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period ending in August, 2004.

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

                               SIPEX CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5.  LINE OF CREDIT

     On June 6, 2000, Sipex entered into a loan agreement with a bank for a $10.0 million line of credit at the bank's base rate minus 0.5%. Funds advanced under the line are due June 1, 2002 and are collateralized by accounts receivable, inventory and cash deposited with the bank. The loan agreement requires compliance with certain minimum tangible net worth and financial ratios which Sipex met as of September 30, 2000.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation did not have a material impact on Sipex's financial position, results of operations or cash flows.

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements will be effective for our fiscal 2002. We are currently evaluating SFAS No. 133 and SFAS No. 138. We do not expect these new statements will have a material effect on our consolidated financial position, results of operations or cash flow.

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

RESULTS OF OPERATIONS

     The table below presents the statements of operations for the three and nine month periods ended September 30, 2000 and October 2, 1999, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended September 30, 2000 to the corresponding period from the prior fiscal year.

                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                 ---------------------------------------   ---------------------------------------
                                                              PERCENTAGE                                PERCENTAGE
                                 SEPTEMBER 30,   OCTOBER 2,    INCREASE    SEPTEMBER 30,   OCTOBER 2,    INCREASE
                                     2000           1999      (DECREASE)       2000           1999      (DECREASE)
                                 -------------   ----------   ----------   -------------   ----------   ----------
Net sales......................      100.0%        100.0%        59.2%         100.0%        100.0%        38.3%
Cost of sales..................       57.5          59.2         54.6           60.9          58.6         43.7
                                     -----         -----        -----          -----         -----        -----
Gross profit...................       42.5          40.8         65.8           39.1          41.4         30.7
                                     -----         -----        -----          -----         -----        -----
Operating expenses
  Research and development.....        9.3          11.9         25.0           10.1          11.2         24.9
  Marketing and selling........        7.4          11.1          5.4            8.3          10.7          7.1
  General and administrative...        6.2           6.8         43.8            7.1           6.9         42.2
  Facility exit costs..........         --          (4.8)       100.0             --          (1.6)       100.0
                                     -----         -----        -----          -----         -----        -----
Total operating expenses.......       22.9          25.0         45.5           25.5          27.2         29.6
                                     -----         -----        -----          -----         -----        -----
Operating income...............       19.6          15.8         97.9           13.6          14.2         32.9
Other income, net..............        1.2           1.6         11.5            1.6           1.5         41.1
                                     -----         -----        -----          -----         -----        -----
Income before income taxes.....       20.8          17.4         89.8           15.2          15.7         33.7
Income tax expense.............        7.5           5.8        103.9            5.5           5.3         41.7
                                     -----         -----        -----          -----         -----        -----
Net income.....................       13.3%         11.6%        82.7%           9.7%         10.4%        29.6%
                                     =====         =====        =====          =====         =====        =====

     Net sales increased 59.2% to $35.7 million for the third quarter and increased 38.3% to $93.8 million for the first nine months of 2000, as compared to the same periods of 1999. The increases in the 2000 periods, as compared to the same periods last year, were mainly the result of continued strong demand, principally for our interface, power management and electroluminescent products. International sales increased 73.2% and 49.2% for the third quarter and first nine months of 2000, respectively, as compared to the same periods in 1999.

Third quarter and year-to-date sales increased in all regions, as compared to the prior year's respective periods. Sequentially, third quarter sales increased in all regions except the U.S. which decreased 3.1% from the second quarter of 2000. International sales represented 58.3% and 53.0% for the third quarter and first nine months of 2000, respectively.

     Gross profit increased 65.8% and 30.7% to $15.2 million and $36.7 million for the third quarter and first nine months of 2000, respectively, as compared to the same prior year periods. As a percentage of net sales, gross profit increased to 42.5% for the third quarter of 2000 from 40.8% for the third quarter of 1999 and decreased to 39.1% for the first nine months of 2000 from 41.4% for the first nine months of 1999. Sequentially, in the third quarter of 2000, gross profit increased to 42.5%, as a percentage of sales, as compared to 37.7% in the second quarter of 2000. The increased gross profit, as a percentage of net sales for the third quarter of 2000, as compared to the respective 1999 quarter, was primarily due to the increased wafer volume produced by our new wafer fabrication facility in Milpitas, which replaced the higher priced wafers that otherwise would have been purchased from our primary wafer suppliers. The sequential growth in the gross margin of 480 basis points, as a percentage of net sales, for the third quarter of 2000 over the second quarter, was mainly due to the higher capacity utilization, as a result of the ramp-up in production in the new wafer fabrication facility and the increase in wafers produced by the new fab. We expect our dependency on sub-contract wafers to continue to decrease during the fourth quarter of 2000, as our new manufacturing facility ramps up production.

     Research and development expenses for the third quarter and first nine months of 2000 increased $667,000 and $1.9 million, respectively, or 25.0% and 24.9%, as compared to the same periods last year. The increase in the 2000 periods was mainly due to continued process development in the new wafer fabrication facility and to increased new product development expenses. As a percentage of net sales, research and development decreased to 9.3% and 10.1% for the third quarter and first nine months of 2000, respectively, as compared to 11.9% and 11.2% for the same periods last year.

     Marketing and selling expenses increased 5.4% and 7.1% to $2.6 million and $7.8 million, respectively, for the third quarter and first nine months of 2000, as compared with $2.5 million and $7.3 million for the same periods of 1999. The increases in the 2000 periods over the respective 1999 periods were mainly due to commission costs on the increased sales. As a percentage of net sales, marketing and selling expenses for the third quarter and first nine months of 2000 decreased to 7.4% and 8.3%, respectively, as compared to 11.1% and 10.7% for the same prior year periods, as a result of the increased sales.

     General and administrative expenses increased by $671,000 and $2.0 million for the third quarter and first nine months of 2000, respectively, as compared to the same prior year periods. The increase in spending for the first nine months of 2000, as compared to the same period a year ago, was mainly due to additional staffing and related employee costs, and also to amortization of intangible assets and increased professional fees. As a percentage of net sales, general and administrative expenses decreased to 6.2% for the third quarter of 2000 from 6.8% for the third quarter of 1999 and increased to 7.1% for the first nine months of 2000 from 6.9% for the first nine months of 1999.

     Other income, net, for the third quarter and first nine months of 2000 consists primarily of interest income on cash equivalents and restricted cash equivalents and securities, reduced by net royalty costs. For the third quarter and first nine months of 2000, other income, net, represented income of $408,000 and $1,452,000, as compared to $366,000 and $1,029,000 for the same periods of the previous year. The increase in the 2000 periods over the same periods of 1999 was mainly due to decreased interest expense as a result of the Calogic debt payoff in December 1999.

     Sipex recorded income tax expense at an effective rate of 36.0% in each of the 2000 periods and 33.5% and 33.9% for the third quarter and first nine months of 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, Sipex had working capital of $55.8 million and available funds of $4.0 million consisting of cash and cash equivalents. In addition, Sipex has pledged $36.8 million of cash equivalents and securities as security under the lease of its wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period ending August 2004. Sipex anticipates that the available funds provided from operations and bank loans will be sufficient to meet cash and working capital requirements for the foreseeable future.

     Sipex has a bank loan agreement for a $10.0 million line of credit at the bank's base rate minus 0.5% with a maturity date of June 1, 2002. Funds drawn under the line of credit will be used mainly to support increased year 2000 capital expenditures, consisting principally of the costs of the wafer fabrication facility and equipment. At September 30, 2000, $1.9 million was outstanding under the line and $8.1 million was available. The loan agreement requires compliance with certain minimum tangible net worth and financial ratios which Sipex met as of September 30, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     Sipex invests excess cash in financial instruments that are sensitive to market risks as part of its investment strategy. None of these market-risk sensitive instruments are held for trading purposes. Sipex does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of decline due to interest rate fluctuations.

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 11.1    Computation of Earnings Per Common Share

     Exhibit 27.1    Financial Data Schedule for nine month period ended
                     September 30, 2000

     Exhibit 27.2    Financial Data Schedule for nine month period ended October
                     2, 1999

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

Date: November 13, 2000

                                 EXHIBIT INDEX

             DESCRIPTION
             -----------

11.1         Computation of Earnings per Common Share

27.1         Financial Data Schedule for nine month period ended
             September 30, 2000

22.2         Financial Data Schedule for nine month period ended October
             2, 1999