Form 10-K
period 2000-12-31
SIPEX CORP
filed 2001-03-23
CIK 1007800

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

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 5, 2001 was approximately $225,100,000 based upon $10.00 per share, the last reported sale price of the Common Stock on The Nasdaq National Market on that date. The number of shares of the registrant's Common Stock outstanding at March 5, 2001 was 22,513,751.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain portions of information from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

     Sipex Corporation is a semiconductor company that designs, manufactures and markets precision, high performance, high value-added analog integrated circuits. Virtually all of Sipex products are components. Sipex sells its products across the analog semiconductor market and has targeted high-growth sectors that it believes are especially compatible with its design and process capabilities. Our products are incorporated by original equipment manufacturers (OEM's) in a wide range of equipment for use in: telecommunications, networking, computers, industrial instrumentation, and high performance consumer products. Our products have been incorporated into a broad range of electronic systems and products by more than 4,700 customers worldwide.

ANALOG INDUSTRY

     Integrated circuits ("ICs") are the building blocks of all electronic products today. Analog circuits process "real world" signals which monitor, condition, amplify or transform continuous analog signals associated with physical conditions such as temperature, force, speed and pressure, the frequency and wave length of which vary continuously. Analog circuits also provide voltage regulation and power control to electronic systems, especially in handheld battery powered systems.

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

     Sipex offers a broad range of innovative, high performance, high value-added analog integrated circuits. Sipex's products are generally broken down into the following categories: networking products, power management products, electroluminescent products, and data converter products. In the fourth quarter of 2000, Sipex adopted an end-of-life strategy for the discontinuance of its line of assembled and ASSP products which were supplied principally to commercial customers.

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

     In the networking area in particular, serial interface products are of critical importance because diverse equipment and peripherals must be linked together to permit data communications across local or remote locations. Because a multiple of communications standards address the diverse requirements of wide area networking, WAN equipment providers must provide compatibility in their equipment with different communications standards. WAN equipment OEMs traditionally addressed this need for systems compatibility through multiple and often redundant board-level approaches, containing analog circuit designs made up of many discrete interface drivers and receivers, along with switches, jumpers or relays to steer the appropriate signals to the connector. Our solution was to develop the first single-chip multi-protocol interface transceiver circuit. These circuits are programmable and dynamically support signals compliant with up to eight different serial interface standards. Our products provide network suppliers with the ability to replace multiple chip and discrete device configurations with a single chip solution, allowing systems designers to reduce space and power requirements in their equipment. Our SP300 series of interface transceivers each support two protocols -- the RS-232 and the RS-485. Additionally, our SP500 series was the industry's first fully integrated transceiver, supporting up to eight of the most popular serial interface standards for WAN interfaces. As +3V based microprocessor systems have become more common, we have introduced families of +3V RS-232 and RS-485. The main product features include fully compliant operation at +3V power supply with +/-15kV of ESD protection. The products are mainly sold into battery powered portable products that have a need to interface to peripheral equipment: including laptop computers, PDAs, cell phones, digital still cameras, and handheld data terminals.

     In addition to expanding our line of programmable serial interface products, our future interface product strategy includes working with industry leaders to develop products involving higher speed interfaces supporting high speed data communications, video communications and telecommunications interface requirements. Sipex also offers the SP200 and SP400 series of single protocol serial interface transceiver products, primarily targeted to the personal computer and peripherals and industrial controls markets.

     Power Management Products. Our power management products specialize in the areas of voltage control and measurement, voltage conversion and battery charging. The purpose of these products is to monitor the power supplied to digital circuits such as microprocessors and random access memory ("RAM") in battery operated systems. As the main battery voltage to the system is slowly decreased by usage, a backup battery takes over to keep power to the system long enough so that the microprocessor instructions and RAM are saved and powered down in a safe state. If there is no activity from the microprocessor during a period of time, the microprocessor is reset so that it starts-up at a known state in case of errors during power-up, power-down, and intermittent power losses. Any power glitches or faults that can cause harm to the system or data loss at any time can be minimized by implementing a microprocessor supervisory circuit. Any portable equipment that uses microprocessors, microcontrollers, or memory in the system will require some kind of detection circuitry to monitor the power supply and battery output. The power management portfolio expanded this year with the introduction of switching regulator and controller products. These products are targeted at two key applications: (i) portable power applications which is driven by efficiency and low cost, and (ii) distributed power systems where we believe there is a growing demand for high power, low voltage solutions.

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

     Data Converter Products. Data converter products are incorporated into systems that translate real world (analog) events into digital data which can be manipulated by a microprocessor. Sipex's analog-to-digital and digital-to-analog products are components that allow microprocessors to monitor real world conditions, and then control responses to the conditions monitored. The main focus of Sipex's product offerings has been high performance 12-bit analog-to-digital and digital-to-analog converters. Sipex believes that the data converter marketplace for 12-bit products is highly fragmented and design wins are characterized by long life cycles. The primary markets served by Sipex are industrial controls, instrumentation and test equipment. Sipex expects sales of data converter products to decline in future years as Sipex continues to focus resources on its target markets.

     Aerospace and Assembled Products. In the fourth quarter of 2000, Sipex adopted an end-of-life strategy for the discontinuance of its line of assembled products which were supplied principally to commercial customers for aerospace and military applications. Sipex is not currently designing new products for the military market.

     The following table identifies the list of current applications for Sipex's products, identified by end market:

MARKET                                                 USER APPLICATION
------                                                 ----------------
Networking/Data Communication............  Workstations
                                           Notebook PCs
                                           Desktop PCs
                                           Printers
                                           Point-of-sale Terminals
                                           Cable and Analog Modems
                                           Fax Machines
                                           Bridges
                                           Routers
                                           Switches
                                           Access Devices
                                           Servers
Consumer.................................  Personal Digital Assistants (PDAs)
                                           Watches
                                           Clocks
                                           Remote Controls
                                           Keypads
                                           Digital Cameras
                                           MP3 Players
                                           Two-way Radios
Telecommunications.......................  Cellular Phones
                                           Cordless Phones
                                           Satellites
                                           Base Stations
                                           Pagers
                                           PBX Switches
                                           Global Positioning Systems
Industrial Controls & Instrumentation....  Test Equipment
                                           Robotics
                                           Data Recorders
                                           Analyzers
                                           Meters
                                           Factory Automation
                                           Automotive Instrumentation

SALES AND DISTRIBUTION

     We sell our products to OEM customers either directly through a direct sales force and with the assistance of a network of independent sales representatives, or indirectly through independent distributors. We continually seek to broaden our customer base by increasing sales through our distributor network. Domestic and international distributor sales were 51.8%, 28.8% and 34.9% of net sales in 2000, 1999 and 1998, respectively.

     Our direct sales force consists of sales managers and field application engineers who provide technical and applications support to customers, independent sales representatives and distributors. The sales staff and field application engineers are located at our Billerica, Massachusetts headquarters and in field sales offices in Munich, Belgium, Taipei, Tokyo, Shenzhen and California. Our sales staff and field application engineers also manage, train and support our network of distributors and representatives.

     In North America, Sipex sells its products through 19 independent sales representative organizations having approximately 43 offices, and 1 distributor having approximately 111 sales locations. These independent entities are selected for their ability to provide effective field sales, marketing communications and technical support to Sipex's customers. Sipex has entered into Sales Representative or Distributor Agreements with each of its independent sales representatives and its distributor. These agreements typically provide for the independent distributor to act as a non-exclusive distributor for one or more products within a specific territory and also permit sales representatives to act as an exclusive or a non-exclusive sales representative in appropriate circumstances. Sales to certain distributors are made under agreement to provide protection against price reduction to the distributor for their inventory of Sipex products. Sipex maintains a separate price list for products sold to distributors, which typically reflects discounts from the prices charged to customers in direct sales transactions. Sales representatives directly solicit orders for Sipex's products, which Sipex fills directly with the customer, generating a commission paid by us to the sales representative. On a semi-annual basis, distributors are permitted to return for credit against product purchases of an equivalent dollar value, up to 10% of their total purchases during the most recent six-month period.

     Outside North America, Sipex sells its products through approximately 26 distributors with an aggregate of approximately 173 sales locations. International sales in 2000, 1999 and 1998 were approximately $61.1 million, $45.4 million and $38.4 million, respectively, representing 53.3%, 50.5% and 41.8% of total net sales, respectively. In connection with international sales, substantially all sales are denominated in U.S. dollars. Sipex is subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, Sipex has not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. Sipex currently does not have a policy relating to hedging.

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

     Our end customers, none of which accounted for more than ten percent of net sales in 2000 or 1999, include Cisco Systems, Hewlett-Packard, Nortel, Alcatel, Lucent Technologies, ADC Telecommunications, Dell, Lexmark, Schlumberger, Xerox, Symbol, 3Com, and IBM in the networking/data communications markets; Timex, 3Com, Casio, ETA Swatch, Seiko, Sharp, and Handspring in the consumer markets; Motorola, Garmin, Hyundai, L.G. Information Systems, Samsung, NEC and Cidco in the telecommunications markets; and Andover Controls, Siemens and Honeywell in the industrial controls market. Customers incorporating our high reliability assembled products in military applications include Honeywell, Raytheon, Snecma, BF Goodrich, Space Systems/Loral and Lockheed Martin. For the year ended December 31, 2000, Motorola, Inc. was the most significant direct end customer which accounted for approximately 4.1% of Sipex net sales.

BACKLOG

     Our product backlog was approximately $49.1 million at December 31, 2000 compared to $36.0 million at December 31, 1999. We generally include in backlog all orders scheduled for delivery within one year. However, our business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Sipex generally permits orders to be canceled or rescheduled without significant penalty to customers, as indicated in our fourth quarter of 2000 results and press releases. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenues.

MANUFACTURING

     Sipex has wafer fabrication facilities in Milpitas and Fremont, California and has assembly operations in Billerica, Massachusetts. Sipex's wafer fabrication facility located in Milpitas commenced manufacturing operations in the second half of 1999. The Milpitas wafer fabrication facility is used to produce both four-inch and six-inch diameter wafers for use in the production of Sipex's devices. Sipex's facilities have been certified as ISO-9001 compliant. Sipex has completed construction of an additional 35,200 square feet to its Milpitas facility and is currently scheduled to close its Fremont facility in the first quarter of 2001 upon completion of the transition of manufacturing into the Milpitas facility.

     Sipex broadens its manufacturing capabilities by using third-party foundries to produce junction isolation BiCMOS processed wafers and CMOS processed wafers. The use of third-party foundries enables Sipex to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. Sipex uses three different third-party foundries to supply fully processed semiconductor wafers for its junction isolation BiCMOS and CMOS products; all of these foundries have been certified as ISO-9001 compliant. Sales of these products collectively represented approximately 30.2% of Sipex's net sales in 2000, approximately 35.8% in 1999 and approximately 28.3% in 1998.

     In the third and fourth quarters of 1999, our allocation of wafers produced by one third-party foundry was significantly reduced. This shortage continued for most of 2000, resulting in an increased cost of these wafers. We are transitioning production of these wafers into our new facility in Milpitas. During 2000, the ramp-up of this facility was slower than anticipated. We have qualified certain products to begin production in our facility and are continuing the process for the remaining devices. Our basic process technologies include silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS processes. We also have two complementary bipolar processes. Our bipolar processes provide switching characteristics required for many linear circuit functions. The CMOS and BiCMOS processes are typically used in circuits where high voltage, high power and low noise are necessary.

     Sipex tests integrated circuits or "die" on the wafers produced by Sipex and its foundries for compliance with performance specifications before assembly. Sipex's commercial products are assembled by a variety of subcontractors in Malaysia, Indonesia, Thailand and other locations in Asia which have been certified as ISO-9002, QS 9000, and ISO 14000. Following assembly, the packaged units are either returned to Sipex for final testing and inspection or are tested and inspected offshore before shipment to customers. Sipex manufactures its precision high-reliability assembled products in Billerica, Massachusetts. Sipex is in conformance with stringent quality and reliability requirements for military and aerospace applications.

     Sipex's subcontractors may also be subject to capacity, yield and quality problems or may have difficulty obtaining critical raw materials, which could result in disruptions in the supply of assembled products. Sipex's reliance on third-party foundries and independent subcontractors involves a number of other risks, including reduced control over delivery schedules, quality assurance and costs. The occurrences of any supply or other problems such as the wafer shortages Sipex experienced in the second half of 1999 and through 2000, could have a negative impact on our business revenues and results of operations.

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

     The manufacturing processes utilized by Sipex are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields. In addition, yields can be affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time, Sipex has experienced yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that yield variances previously experienced by Sipex will not recur or that Sipex and its independent foundries will not experience other manufacturing problems that result in delays of product introduction or delivery which could negatively affect Sipex's business and results of operations.

     Sipex received a Notice of Potential Liability from the Environmental Protection Agency ("EPA") in June 1993 concerning a landfill identified as a Superfund Site. Sipex has denied any liability and believes the ultimate outcome of this matter will not have a material impact on Sipex.

PRODUCT QUALITY ASSURANCE AND RELIABILITY

     Sipex is committed to customer satisfaction and continuous improvement in all aspects of its business. This is accomplished through a comprehensive quality and reliability system founded on documented procedures. Sipex uses quality tools such as statistical process control, cross-functional teaming and advanced statistical analysis in its qualification, production processes and improvement activities. Sipex maintains strong relationships with its subcontractors and routinely qualifies suppliers to established standards. Sipex is ISO-9001 Registered and has continuously maintained conformance to MIL-PRF-38534.

PATENTS, LICENSES AND TRADEMARKS

     Sipex seeks to protect its proprietary technology through patents and trade secret protection. Currently, Sipex holds a number of patents expiring on various dates between the years 2001 and 2018 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While Sipex intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, Sipex believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, Sipex also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that Sipex's patents or applicable trade secret laws will provide adequate protection for Sipex's technology against competitors who may develop or patent similar technology or reverse engineer Sipex's products. In addition, the laws of certain territories in which Sipex's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect Sipex's products and intellectual property rights to the same extent as the laws of the United States.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although Sipex is not aware of any pending or threatened patent litigation which it considers material, there can be no assurance that third parties will not assert claims against Sipex with respect to existing or future products or technologies and Sipex has been subject to such claims in the past. In litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of Sipex, could result in significant expense to Sipex and divert the efforts of Sipex's management personnel from productive tasks. In the event of an adverse ruling in such litigation, Sipex might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on acceptable terms, or at all, with respect to disputed third-party technology. In the event of a successful claim against Sipex and Sipex's failure to develop or license a substitute technology at a reasonable cost, Sipex's business, financial condition and results of operations would be materially and adversely affected.

     Pursuant to license agreements, Sipex pays a royalty to Timex Corporation for certain electroluminescent product sales, to Maxim Integrated Products for certain interface product sales and to the Lemelson Medical, Education and Research Foundation.

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

     In 2000, 1999 and 1998, Sipex spent approximately $13.2 million, $10.6 million and $8.4 million, respectively, on research and development, representing, 11.5%, 11.8% and 9.1%, respectively, of net sales for these periods. Sipex expects that expenditures in support of research and development activity will continue to increase in absolute dollars in the near future.

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

COMPETITION

     We compete in the high performance segment of the analog integrated circuit market. The analog integrated circuit segment of the semiconductor industry is intensely competitive and many major semiconductor companies presently compete or could compete with us in some capacity. Our primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than us. Our current primary competitors in the high-performance segment of the analog circuit market include Analog Devices, Linear Technology, Semtech, Micrel Semiconductor, National Semiconductor and Maxim Integrated Products. Although foreign companies active in the semiconductor market have not traditionally focused on the high performance analog market, many foreign companies have the financial and other resources to participate successfully in these markets and may become formidable competitors in the future.

     We believe that our ability to compete successfully depends on a number of factors, including the ability to develop and introduce new products rapidly, product innovation, product quality and reliability, product performance, the breadth of our product line, price, technical service and support, manufacturing quality and capacity, supply of raw materials, efficiency of production, delivery capabilities and protection of the Company's intellectual property. We believe that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors than price in our target markets because we compete primarily at the stage when system manufacturers design analog products into their systems. At the design-in stage, there is less price competition, particularly when there is only one source for the product. We believe that, by virtue of our analog expertise and rigorous design methodology, we compete favorably in the areas of rapid product introduction, product innovation, quality, reliability and performance, but may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities.

ENVIRONMENTAL REGULATION

     Sipex is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although Sipex believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on Sipex, suspension of production or a cessation of operations. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations and there can be no assurance that regulatory changes or changes in regulatory interpretation or enforcement may render compliance more difficult and costly. Any failure of Sipex to control the use of, or adequately restrict the discharge of hazardous substances, or otherwise comply with environmental regulations, could subject Sipex to significant future liabilities. In addition, although Sipex believes that its past operations conformed with then applicable environmental laws and regulations, there can be no assurance that Sipex has not in the past violated applicable laws or regulations, which violations could result in remediation or other liabilities or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other liabilities under current or future environmental laws or regulations.

EMPLOYEES

     At December 31, 2000, we had 597 full-time employees. We believe that our future success will depend, in part, on our ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of our employees is subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES:

     The Company's corporate office is located in Billerica, Massachusetts. Information regarding our principal plants and properties appears below:

                                    APPROXIMATE      OWNED OR       LEASE
                                   FACILITY SIZE   LEASED: LAND   EXPIRATION
LOCATION            DESCRIPTION    (SQUARE FEET)    AREA OWNED       DATE
--------           --------------  -------------   ------------   ----------
Billerica, MA      Manufacturing      63,280          Leased      01/31/2008
                   General Office
Milpitas, CA       Manufacturing      56,000          Leased      07/01/2004
Milpitas, CA       General Office     35,200           Owned
San Jose, CA       Manufacturing      12,500          Leased      12/31/2004
Providence, RI     General Office      1,300          Leased      10/31/2001
Fremont, CA        Warehouse          14,200          Leased      05/07/2001
Fremont, CA*       Manufacturing      10,300          Leased      11/30/2001
Grass Valley, CA   General Office        650          Leased      03/14/2002
Munich, Germany    General Office      1,600          Leased      02/28/2003
Tokyo, Japan       General Office      2,500          Leased      01/31/2003
Zaventem, Belgium  General Office      6,000          Leased      09/30/2009
Shenzhen, China    General Office      2,670          Leased      10/31/2001
Taipei, Taiwan     General Office      1,400          Leased      06/30/2001

---------------
* Facility planned to be exited on March 15, 2001 and estimated exit costs have been accrued for at December 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS:

     Sipex may become involved in various legal actions arising in the ordinary course of business. Sipex is currently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of Sipex's security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF SIPEX

     Information relating to the executive officers of Sipex is set forth below. All officers held office as of December 31, 2000.

            NAME, AGE & POSITION                            BUSINESS EXPERIENCE
            --------------------                            -------------------
James E. Donegan -- Age 55 Chairman, Chief      Mr. Donegan joined the Company in April 1985
  Executive Officer and Director                as Chairman of the Board, Chief Executive
                                                Officer and President of Sipex. Mr. Donegan
                                                currently serves as a Director of Genesis
                                                Microchip Inc., a manufacturer of video
                                                semiconductors. Before joining Sipex, Mr.
                                                Donegan held the position of Group Vice
                                                President of the Electronic Components Group
                                                at Midland Ross Corp.
Frank R. DiPietro -- Age 53 Executive Vice      Mr. DiPietro joined Sipex in December 1983
  President, Finance, Chief Financial           as Chief Financial Officer and Treasurer. He
  Officer, Treasurer and Clerk                  was appointed Vice President of Finance in
                                                January 1985, Senior Vice President in June
                                                1985 and Executive Vice President in
                                                November 1996. From November 1979 to
                                                November 1983, Mr. DiPietro served as a
                                                Controller at Digital Equipment Corp.
Stephen Parks -- Age 40 President and Chief     Mr. Parks joined Sipex in June 1999 as
  Operating Officer                             President and Chief Operating Officer. From
                                                September 1995 to June 1999 Mr. Parks held
                                                the position of Business Unit Director at
                                                Cherry Semiconductor for the Computer and
                                                Industrial Business Unit. From 1982 to 1995,
                                                Mr. Parks worked for AT&T Microelectronics
                                                (now Lucent Technologies) where he held a
                                                variety of management positions in
                                                Engineering and Marketing.
Raymond W.B. Chow -- Age 52 Senior Vice         Mr. Chow joined Sipex in October 1988. He
  President, Chief Technology Officer           was appointed Senior Vice President of
                                                Interface Products in August 1994 and Chief
                                                Technology Officer in July 1998. From March
                                                1982 to October 1988, Mr. Chow was President
                                                and Chief Executive Officer of Barvon BiCMOS
                                                Technology, Inc., a company Mr. Chow founded
                                                in 1982.
Yener Gurler -- Age 61 Senior Vice              Mr. Gurler joined Sipex in August 1992 as
  President, Operations                         Fab Manager. He was appointed Vice
                                                President, Fab Operations in 1997 and Senior
                                                Vice President, Operations in 1998. He
                                                joined Sipex from Universal Semiconductor
                                                where he held the position of Vice
                                                President, Operations.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

                          QUARTERLY STOCK MARKET DATA

                                           DEC. 31, 2000    SEPT. 30, 2000    JULY 1, 2000    APRIL 1, 2000
                                           -------------    --------------    ------------    -------------
FISCAL 2000
Stock price range per share:
  High...................................     45.125            49.672           34.938          44.813
  Low....................................     15.875            23.000           20.063          17.688

                                           DEC. 31, 1999     OCT. 2, 1999     JULY 3, 1999    APRIL 3, 1999
                                           -------------    --------------    ------------    -------------
FISCAL 1999
Stock price range per share:
  High...................................     24.563            22.063           21.750          36.188
  Low....................................      9.813            12.188           11.438           9.375

     On December 31, 2000, there were approximately 291 shareholders of record. Sipex believes that the number of beneficial holders of common stock exceeds 3,300. The last reported sale price of the common stock on March 5, 2001 was $10.00 per share. Sipex has never declared or paid a cash dividend on its capital stock. Sipex currently intends to retain all of its earnings to finance future growth and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA:

     Selected financial data for the last five years appear below (in thousands, except per share data):

                                                       YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
OPERATING RESULTS
Net sales.............................  $114,620    $ 89,820    $ 91,961    $75,289    $64,044
Gross profit..........................    36,490      32,593      39,773     29,951     22,924
  As a % of net sales.................      31.8%       36.3%       43.2%      39.8%      35.8%
Depreciation and amortization.........     4,649       2,528       2,392      1,961      1,505
Research & development expenses.......    13,159      10,623       8,407      6,951      6,516
Income from operations................     3,473       2,321      15,438      9,901      4,897
Income before taxes...................     5,540       3,680      16,588     10,488      4,247
Net income............................     3,917       6,099      19,429     11,418      4,179
  As a % of net sales.................       3.4%        6.8%       21.1%      15.2%       6.5%
Net income per common
  share -- basic......................      0.18        0.28        0.92       0.55       0.25
Net income per common
  share -- assuming dilution..........      0.16        0.28        0.88       0.52       0.23
FINANCIAL DATA
Cash/short-term investments...........  $  1,732    $  7,089    $ 25,791    $39,986    $37,146
Restricted cash equivalents and
  securities..........................    36,750      36,750      24,356         --         --
Total assets..........................   148,768     119,795     107,689     84,348     73,259
Working capital.......................    44,845      42,037      50,478     54,377     51,361
Current ratio.........................       3.5         3.9         3.9        4.1        4.1
Capital expenditures..................    19,467       9,214       4,700      6,834      2,932
Shareholders' equity..................   122,797     105,101      89,772     65,331     56,348

     The financial data has been adjusted to reflect the combined operations of Sipex Corporation and Calogic as a result of the November, 1999 merger which was recorded as a pooling of interests (see Note 2 to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Sipex Corporation is a semiconductor company that designs, manufactures and markets precision high performance and high value added analog integrated circuits using standard BiCMOS, bipolar, and dielectrically isolated BiCMOS technologies. Analog integrated circuits address a wide range of real-world signal processing applications associated with such naturally occurring physical phenomena as temperature, pressure, weight, position, light and sound. These circuits play a fundamental and important role in coupling the real world to the digital computer and vice versa. Sipex's products include single, dual and multi-protocol serial interface circuits, linear and switching power management products, data converters, and electroluminescent driver circuits.

     For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   68.2     63.7     56.8
                                                              -----    -----    -----
Gross profit................................................   31.8     36.3     43.2
Operating expenses:
  Research and development..................................   11.5     11.8      9.1
  Marketing and selling.....................................    9.4     10.9      9.7
  General and administrative................................    8.4      8.8      6.4
  Merger related costs......................................     --      1.3       --
  Facility exit costs.......................................   (0.5)     0.9      1.2
                                                              -----    -----    -----
Total operating expenses....................................   28.8     33.7     26.4
                                                              -----    -----    -----
Income from operations......................................    3.0      2.6     16.8
Other income, net...........................................    1.8      1.5      1.2
                                                              -----    -----    -----
Income before income taxes..................................    4.8      4.1     18.0
                                                              =====    =====    =====

  Fiscal Year Ended December 31, 2000 compared to Fiscal Year Ended December 31, 1999

     Net sales increased 27.6% to $114.6 million for the year ended December 31, 2000 compared to $89.8 million for the year ended December 31, 1999. The increase in net sales was primarily due to greater demand for our products and increased design wins. The increase in sales was offset by $5.1 million for a change in the timing of recognizing revenue on sales to certain distributors and $1.7 million for additional reserves for distributor returns necessitated by the elimination of certain distributors. The $5.1 million is the result of changing the timing of recognizing revenue from when the product is shipped to certain distributors to when the distributor sells the Company's product through to the OEM. We made this change effective October 1, 2000 when we concluded we could no longer reasonably estimate reserves for returns and price concessions due to a change in our relationship with these certain distributors. At December 31, 2000, there was approximately $4.5 million of inventory shipped into distribution for which revenue was recognized prior to October 1, 2000 that will reduce sell-through revenue in the first quarter of 2001. Demand in fiscal year 2000 started out strong and declined in the fourth quarter due to a cyclical downturn in the industry. As a result of the reduced demand, the Company took order cancellations of approximately $8.0 million in the fourth quarter of 2000 from its distributors. Approximately 53% of Sipex's net sales were derived from international customers in 2000 compared to 51% in 1999. Geographically, in 2000, Sipex experienced sales growth of 38% in Japan and the Pacific Rim countries, 28% growth in Europe and 20% growth in the U.S.

     Gross profit was $36.5 million or 31.8% of net sales in 2000 compared to $32.6 million or 36.3% of net sales in 1999. The 4.5% reduction in gross profit as a percentage of net sales in 2000 from 1999 was primarily due to continued high wafer pricing from subcontract manufacturers, lower capacity utilization, additional reserves for distributor returns of $1.7 million necessitated by the elimination of certain distributors in the fourth quarter and a $3.1 million increase in inventory reserves mainly due to an end-of-life strategy for our legacy product lines, assembled products and ASSP, adopted in the fourth quarter of 2000.

     Research and development ("R&D") expenses were $13.2 million and $10.6 million in 2000 and 1999, respectively, or 11.5% and 11.8% of net sales, respectively. The increase in R&D expense in 2000 as compared to 1999 was due primarily to process development as well as an increase in staffing, particularly design engineering personnel and higher spending for development of mask sets and test wafers.

     Marketing and selling expenses were $10.8 million and $9.7 million in 2000 and 1999, respectively, or 9.4% and 10.9% of net sales, respectively. The dollar increase in marketing and selling expenses in 2000 over 1999 was due primarily to an increase in staffing, particularly sales personnel in our Asian operations and field application engineering.

     General and administrative expenses were $9.6 million and $7.9 million in 2000 and 1999, respectively, or 8.4% and 8.8% of net sales, respectively. The dollar increase in general administration expense was due primarily to increased staffing, legal, accounting and other related professional expenses.

     In the fourth quarter of 1999, management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through the merger with Calogic, and accounted for as a pooling-of-interests. Total estimated costs of $1.9 million associated with the closure of the Calogic facilities included facility related costs of $930,000, costs of the write-down to net realizable value of less efficient and duplicate machinery and equipment of $300,000 and facilities exit costs related to severance of $640,000. All of these costs were accrued as of December 31, 1999 and were estimated to be paid by the end of 2000, except for lease costs which were expected to be paid over a two-year period until the closed facilities could be subleased.

     The following table summarizes the activity in facility exit costs from the date of the original approval of the plan in the fourth quarter of 1999 through December 31, 2000 (in thousands):

                                   ACCRUAL BALANCE    INCURRED    ADJUSTMENTS    ACCRUAL BALANCE
                                      12/31/99          2000      TO ACCRUAL        12/31/00
                                   ---------------    --------    -----------    ---------------
People related costs.............      $  640          $(507)        $  --            $133
Facility related costs...........         930           (332)         (225)            373
Equipment related costs..........         300             --          (300)             --
                                       ------          -----         -----            ----
                                       $1,870          $(839)        $(525)           $506
                                       ======          =====         =====            ====

     In accordance with the plan, Sipex has closed the Calogic manufacturing, sales and administration facility in Pleasanton, California and as of December 31, 2000 has incurred all people related costs and is incurring the lease costs for the closed facility as originally planned, with the exception of one building which was subleased unexpectedly. However, the slower than anticipated ramp-up of our new Milpitas wafer fabrication facility during 2000 delayed the transition of manufacturing of the Calogic products to our new facility and hence delayed the closure of the Calogic Fremont wafer fabrication facility, which will be closed by the end of the first quarter of 2001. The delay in the closure of the Fremont facility reduced facility costs by shortening the period in which the leased fabrication facility would be vacant. Consequently, we reduced the facility related portion of the accrual to adjust for the unexpected sublease and the delay in closing this facility. Additionally, the equipment related accrual was adjusted to reflect the continued use of the fab machinery and equipment resulting from the delay in the closure of the fab. As of December 31, 2000, $506,000 of the restructuring accrual remains which is estimated to be paid by the end of the first quarter of 2001, except for lease termination costs which we expect to incur through the end of the second quarter of 2001.

     Other income, net was $2.1 million and $1.4 million in 2000 and 1999, respectively. The increase in other income was due primarily to lower interest expense due to the payoff of Calogic bank obligations in December 1999.

     We recorded an income tax expense of $1.6 million for 2000 compared to an income tax benefit of $2.4 million for 1999, resulting in an effective income tax expense rate of 29.3% in 2000 compared to an effective tax benefit rate of 65.7% in 1999. The 2000 effective rate differs from the statutory rate due to federal research credits and state tax credits including California manufacturer's investment tax credit. The 1999 effective rates differed from the statutory rate due to the reduction of the valuation allowance for net operating loss carryforwards utilized and deferred tax benefits expected to be realized in the future.

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

     General and administrative expenses were $7.9 million and $5.9 million in 1999 and 1998, respectively, or 8.8% and 6.4% of net sales, respectively. The increase in general and administrative expenses were due primarily to increased staffing, legal and other related professional expenses. Included in the general and administrative costs were charges for sales and marketing restructuring of $400,000.

     Facility exit costs for 1999 consisted of $1.9 million estimated costs of closing several of the manufacturing facilities acquired as a result of the Calogic acquisition that are duplicate facilities, offset by $1.1 million from the sale in the third quarter of 1999 of the tangible assets of our semiconductor wafer fab located in Milpitas California, a portion of which had been written down in the fourth quarter of 1998. In the fourth quarter of 1999, the management of Sipex and its Board of Directors approved a plan to close its California manufacturing facilities which were acquired through the merger with Calogic. As part of the plan, we will be vacating these leased facilities and moving operations to our newly completed facility in Milpitas, California. Total estimated costs of $1.9 million associated with the closure of the facilities includes $930,000 of rent, real estate taxes, and utility costs which will be paid over an estimated two year period after the buildings are vacated and until they can be subleased or the lease terminates. Additionally, we have recorded $300,000 as a charge to current operations for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company recorded $640,000 of facility exit costs related to employee severance.

     In 1998, the facility exit costs of $1.1 million represented the estimated cost of the closure of the manufacturing facility in Milpitas, California and the sales office in France. The charge for property, plant and equipment represents the write-down to the net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Severance and other employee related costs totaling $200,000 were also included relating to the closing of an international office. In the third quarter of 1999, the Company realized net proceeds of $1.1 million from the unanticipated sale of the tangible assets of our semiconductor wafer fab located in Milpitas, California which had been written off as part of facility exit costs. This recovery of $1.1 million has been recorded as a credit to facility exit costs on the statement of operations for 1999 resulting in the reporting of net facility exit costs for 1999 of approximately $817,000.

     Other income, net was $1.4 million and $1.2 million in 1999 and 1998, respectively. The increase in other income was due primarily to higher interest income arising from increased yields on cash, cash equivalents and investments.

     We recorded an income tax benefit of $2.4 million for 1999 compared to an income tax benefit of $2.8 million for 1998, resulting in an effective income tax benefit rate of 65.7% in 1999 compared to an effective rate of 17.1% in 1998. These effective rates differed from the statutory rate due to our utilization of net operating loss carryforwards which were previously reserved, and additionally to the reduction of the valuation allowance for future tax benefits expected to be realized in the future.

  Liquidity and Capital Resources

     At December 31, 2000, Sipex had working capital of $44.8 million and available funds of $1.7 million consisting of cash and cash equivalents. Sipex has pledged up to $36.8 million of cash and cash equivalents and investment securities as security for a lease which Sipex entered into for the construction and lease of our new wafer fabrication facility in Milpitas, California. The facility was completed in the first quarter of 1999. Sipex has classified the amount pledged as restricted long-term assets on the consolidated balance sheets at December 31, 2000 and 1999. Net cash used in operating activities was $1.0 million, $3.6 million, and $10.4 million in 2000, 1999 and 1998, respectively. Net cash used in operating activities in 2000 resulted primarily from an $8.3 million increase in accounts receivable, a $10.2 million increase in inventories and a $3.2 million increase in deferred income tax assets and was partially offset by net income of $3.9 million and an increase in accounts payable of $3.9 million. The significant increase in the Company's inventories consists mainly of the buildup of the wafer work-in-process due to the ramp-up of the new wafer fabrication facility in Milpitas. The increase in accounts receivable over the prior year is mainly the result of the increased sales level in 2000. The increase in accounts payable over the prior year is mainly the result of inventory purchases and capital expenditures in 2000. In 1999, net cash used in operating activities resulted primarily from a $2.3 million increase in inventories, $6.7 million increase in deferred income tax assets and a $12.4 million increase in restricted cash associated with the pledge discussed above which was partially offset by net income of $6.1 million and a $1.2 decrease in accounts receivable.

     Net cash used in investing activities for property, plant and equipment was $19.5 million, $9.2 million and $4.7 million in 2000, 1999 and 1998, respectively. The growth in 2000 capital investment related principally to the expansion of our wafer manufacturing facility in Milpitas, California and the purchase of machinery and equipment for the facility which was financed substantially through our bank line of credit.

     Net cash provided by (used in) financing activities was $15.3 million, ($5.9) million and $1.0 million in 2000, 1999 and 1998, respectively. In 2000, $8.7 million was provided by the issuance of common stock upon the exercise of options or pursuant to the Company's stock plans and $7.1 million receipts from long term debt which was partially offset by the repayment of approximately $413,000 of debt obligations. In 1999, $654,000 was provided by the issuance of common stock upon the exercise of options or pursuant to Sipex's stock plans, offset by the repayment of $6.6 million of debt obligations. In 1998, $1.6 million was provided by the issuance of common stock upon the exercise of options or pursuant to the Company's stock plans offset partially by the repayment of approximately $578,000 of other debt obligations.

     At December 31, 2000, Sipex has U.S. net operating loss carryforwards of approximately $33.7 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2020. As of December 31, 2000, utilization of $22.7 million of the net operating loss carryforwards is subject to an annual limitation of approximately $7.4 million as a result of an ownership change which occurred on September 30, 1996.

     Sipex anticipates that the available funds, bank loans and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future. At December 31, 2000, Sipex was in default of the quick ratio covenant on its bank line of credit, which was waived by the lender. Sipex has negotiated with the bank for an increased line of credit with new covenants.

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

  Capital Requirements

     In order to remain competitive, Sipex must continue to make significant investments in facilities and capital equipment. Accordingly, Sipex may seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms, if at all. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

  Fluctuations in Operating Results

     Sipex's expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short term. Sipex's future revenues are difficult to predict and at times in the past Sipex has failed to achieve revenue expectations. Sipex may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be harmed. Because Sipex is continuing to increase operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels, operating results would be harmed if increased sales are not achieved. In addition, Sipex is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

  Supply and Manufacturing Risks

     Sipex's manufacturing processes are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields that could result in product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and time-consuming or expensive to remedy. From time to time Sipex has experienced yield variances. Sipex cannot be assured that its foundry or those of its suppliers will not experience yield variances or other manufacturing problems that result in delayed product introduction or delivery delays.

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

     In the past, Sipex has experienced decreased allocations of wafer supplies from some of its suppliers which reduced its capacity to ship products, and thus, recognize revenue. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in Sipex's shipment of products. If any other delays or shortages occur in the future Sipex's revenues and business will be harmed.

     In an effort to reduce Sipex's reliance on outside fabricators for its wafers, Sipex has built an in-house fabrication facility in Milpitas, California. Sipex is in the process of bringing wafer production in-house and transitioning certain products to the new fab. The new facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates depend upon the reliable operation and effective integration of a variety of hardware and software components. Sipex cannot be sure that all of these components will be fully functional or successfully integrated within the currently projected schedule or that the facility will achieve the forecasted yield targets. Sipex has experienced and may continue to experience unexpected delays and problems in qualifying and ramping up production at this new facility. The failure of Sipex to implement the new fab successfully and in a timely fashion may impact future revenue growth and operating results. In addition, the amount of capital expenditures required to bring the facility to full operating capacity could be greater than currently anticipated. Higher costs to bring the facility to full operating capacity will reduce margins and could harm our business and results of operations.

  Intellectual Property Rights

     Sipex relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of these intellectual property rights or lengthy and expensive defense of these rights could negatively impact Sipex's business and results of operations.

  Dependence on New or Enhanced Products

     Sipex's future success will depend, in part, upon its ability to anticipate changes, to enhance its current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. Sipex's products may be rendered obsolete if Sipex fails to anticipate or react to change, and, as a result, revenues and cash flow may be negatively impacted. Sipex's success depends on its ability to develop new semiconductor devices for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into new products of customers. The development of these new devices is highly complex and from time to time Sipex has experienced delays in completing the development of new products. Successful product develop-ment and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achievement of manufacturing yields and market acceptance of Sipex's and Sipex's customer's products.

     Sipex's success also depends upon the ability to accurately specify and certify the conformance of its products to applicable standards and to develop its products in accordance with its customer's requirements. Sipex cannot be sure that it will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Furthermore, Sipex cannot be sure that it will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance.

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

  International Sales

     Sipex derives a significant portion of its net sales from international sales, including Asia, which are subject to certain risks, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting Sipex's intellectual property overseas, seasonality of sales and potentially adverse tax consequences. There can be no assurance that economic troubles in any geographic portion of the world will not have a material adverse effect on Sipex's business, results of operations and financial condition.

  Stock Price Volatility

     The trading price of Sipex's common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by Sipex or its competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of Sipex's common stock.

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

     Investment Rate Risk -- Sipex's investment portfolio includes debt instruments that are primarily United States government bonds of less than one year in duration. These bonds are subject to interest rate risk and could decline in value if interest rates fluctuate. Sipex's investment portfolio also consists of certain commercial paper which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, Sipex does not believe that it has a material exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     Sipex's Consolidated Financial Statements and related Independent Auditors' Reports are presented in the following pages.

Independent Auditors' Reports
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 2000 and 1999
  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998
  Consolidated Statements of Shareholders' Equity and Comprehensive Income for
     the years ended December 31, 2000, 1999 and 1998
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 18, 2001, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000, in the table under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 18, 2001, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000, under the caption "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 18, 2001, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000, in the tables under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is incorporated by reference from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 18, 2001, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000, under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of the Company and Reports of Independent Accountants are incorporated in Item 8 of this report.

          Independent Auditors' Reports
          Consolidated Balance Sheets at December 31, 2000 and 1999
           Consolidated Statements of Operations for the Years Ended December
               31, 2000, 1999 and 1998
           Consolidated Statements of Shareholders' Equity and Comprehensive
               Income for the Years Ended December 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows for the Years Ended December
               31, 2000, 1999 and 1998
          Notes to Consolidated Financial Statements

          2. Consolidated Financial Statement Schedules. Consolidated financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

          3(a). The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

          3(b). Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIPEX CORPORATION

March 15, 2001                            By:     /s/ JAMES E. DONEGAN
                                            ------------------------------------
                                                      James E. Donegan
                                            Chairman of the Board of Directors,
                                                  Chief Executive Officer

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

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

               /s/ JAMES E. DONEGAN                  Chairman of the Board of           March 15, 2001
---------------------------------------------------    Directors, Chief Executive
                 James E. Donegan                      Officer (principal executive
                                                       officer)

               /s/ FRANK R. DIPIETRO                 Executive Vice President,          March 15, 2001
---------------------------------------------------    Finance, Chief Financial
                 Frank R. Dipietro                     Officer, Treasurer and Clerk
                                                       (principal financial and
                                                       accounting officer)

                 /s/ MANFRED LOEB                    Director                           March 15, 2001
---------------------------------------------------
                   Manfred Loeb

              /s/ DOUGLAS M. MCBURNIE                Director                           March 15, 2001
---------------------------------------------------
                Douglas M. McBurnie

                /s/ LIONEL H. OLMER                  Director                           March 15, 2001
---------------------------------------------------
                  Lionel H. Olmer

                 /s/ WILLY SANSEN                    Director                           March 15, 2001
---------------------------------------------------
                 Dr. Willy Sansen

                /s/ JOHN L. SPRAGUE                  Director                           March 15, 2001
---------------------------------------------------
                  John L. Sprague

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition
         Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company's Form 8-K filed on
         December 8, 1999 and incorporated herein by reference)
 2.2     Amendment No. 1 to the Agreement and Plan of Reorganization
         dated November 23, 1999 by and among the Company, Calogic,
         CAT Acquisition Corporation I and the other signatories
         thereto (previously filed as Exhibit 2.2 to the Company's
         Form 8-K filed on December 8, 1999 and incorporated herein by reference)
 3.1     Restated Articles of Organization of the Company, as amended
         (filed as Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (File No. 333-1328, and incorporated herein by reference)
 3.2     Restated By-Laws of the Company, as amended (filed as
         Exhibit 3.2 to the Company's Registration Statement on Form
         S-1, File No. 333-1328, and incorporated herein by
         reference)
 4.2     Form of Indemnification Agreement for directors and officers
         (filed as Exhibit 4.2 to the Company's Registration
         Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.1     1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.2     1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.3     1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.4     1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)
10.5     1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference)
10.6     1996 Non-Employee Director Stock Option Plan (filed as
         Exhibit 10.6 to the Company's Registration Statement on Form
         S-1, File No. 333-1328, and incorporated herein by
         reference)
10.7     1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No.
         333-1328, and incorporated herein by reference)
10.8     Agreement of Lease, dated January 31, 1996, between the
         Company and ATC Billerica Corporation pertaining to 22
         Linnell Circle, Billerica, Massachusetts (filed as Exhibit
         10.8 to the Company's Registration Statement on Form S-1,
         File No. 333-1328, and incorporated herein by reference)
10.9     Lease Agreement, as amended, dated June 12, 1986, between
         the Company and Greenback Associates (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File
         No. 333-1328, and incorporated herein by reference)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.10    Employment Agreement, as of the 14th day of May, 1999,
         between the Company and James E. Donegan (filed as Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999 and incorporated herein by
         reference)
10.11    Employment Agreement, as of the 14th day of May, 1999,
         between the Company and Frank R. DiPietro (filed as Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999, and incorporated herein by
         reference)
10.12    Employment Agreement, as of the 14th day of May, 1999,
         between the Company and Raymond W.B. Chow (filed as Exhibit
         10.4 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999, and incorporated herein by
         reference)
10.13    Form of Sales Representative Agreement (filed as Exhibit
         10.15 to the Company's Registration Statement on Form S-1,
         File No. 333-1328, and incorporated herein by reference)
10.14    Form of Sales Representative Agreement (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)
10.15    1997 Incentive Stock Option Plan (filed as Appendix A to the
         Company's definitive Proxy Statement for the Special Meeting
         In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)
10.16    Sipex Corporation 1999 Stock Plan (filed as Appendix A to
         the Company's Definitive Proxy Statement on Schedule 14A,
         No. 1000-27897, and incorporated herein by reference)
10.17    Promissory Note dated December 21, 2000 by and between the
         Company and Frank R. DiPietro (filed herewith)
10.18    Pledge and Security Agreement dated December 14, 1998 by and between the Company and Frank R. DiPietro (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999, and incorporated
         herein by reference)
10.19*   License Agreement between Timex Corporation and SIPEX
         Corporation dated July 1, 1997 (previously filed as an
         exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by
         reference)
10.20    Employment Agreement, dated as of the 16th day of May, 1999 between the Company and Yener Gurler (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1999, and incorporated herein by
         reference)
10.21    Employment Agreement, dated as of the 9th day of August,
         1999 between the Company and Stephen E. Parks (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended July 3, 1999, and incorporated herein by reference)
10.22    Business Loan Agreement with Comerica Bank (filed as Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 1, 2000, and incorporated herein by
         reference)
10.23    2000 Non-Qualified Stock Option Plan (filed herewith)
11.1     Computation of earnings per share (filed herewith)
21.1     Subsidiaries of the Company (filed herewith)
23.1     Consent of KPMG LLP, independent auditors
23.2     Consent of Sallmann, Yang & Alameda

---------------
* Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                               SIPEX CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                 PAGE
                                                                 ----
Independent Auditors' Reports...............................    F-2 - F-3

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................          F-4

  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................          F-5

  Consolidated Statements of Shareholders' Equity and
     Comprehensive Income for the years ended December 31,
     2000, 1999 and 1998....................................          F-6

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................          F-7

  Notes to Consolidated Financial Statements................   F-8 - F-18

                          INDEPENDENT AUDITORS' REPORT

The Board Of Directors and Shareholders
Sipex Corporation:

     We have audited the accompanying consolidated balance sheets of Sipex Corporation (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     The consolidated financial statements of Sipex Corporation as of December 31, 1998 and for the year then ended reflect the pooling-of-interests transaction with Calogic as described in Note 2 to the consolidated financial statements. We did not audit the 1999 financial statements of Calogic, which statements reflect total net sales constituting 28.7 percent, of the related consolidated total net 1998 sales. Those statements were audited by the other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Calogic for the year ended December 31, 1998, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sipex Corporation as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

                                          /s/ KPMG LLP

Boston, Massachusetts
February 9, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board Of Directors and Shareholders
Calogic and Subsidiary
Fremont, California

     We have audited the consolidated statements of income, accumulated deficits and cash flows of Calogic and Subsidiary for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations of Calogic and Subsidiary and its cash flows for the year ended June 30, 1999 in conformity with generally accepted accounting principles.

                                          SALLMANN, YANG & ALAMEDA
                                          An Accountancy Corporation

                                          Percy S. Yang
                                          Certified Public Accountant

September 24, 1999, except for Note 14
Dated January 14, 2000

                               SIPEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  1,732      $  1,355
  Short-term investment securities..........................         --         5,734
  Accounts receivable, less allowances of $2,889 and $1,280
     in 2000 and 1999, respectively.........................     20,688        14,002
  Inventories...............................................     33,324        23,128
  Deferred income taxes -- current..........................      5,515        10,428
  Prepaid expenses and other current assets.................      1,504         2,084
                                                               --------      --------
          Total current assets..............................     62,763        56,731
Restricted cash equivalents and securities..................     36,750        36,750
Property, plant, and equipment, net.........................     32,993        17,834
Intangible assets (net of accumulated amortization).........      3,360         3,739
Deferred income taxes.......................................     12,713         4,575
Other assets................................................        189           166
                                                               --------      --------
          Total assets......................................   $148,768      $119,795
                                                               ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................   $     --      $    413
  Accounts payable..........................................     10,583         6,661
  Accrued expenses..........................................      5,372         7,620
  Deferred income...........................................      1,963            --
                                                               --------      --------
          Total current liabilities.........................     17,918        14,694
Long-term debt..............................................      7,057            --
Other long-term liabilities.................................        996            --
                                                               --------      --------
          Total liabilities.................................     25,971        14,694
                                                               --------      --------
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000 shares authorized
     and no shares issued or outstanding....................         --            --
  Common stock, $.01 par value, 40,000 shares authorized and
     22,502 and 21,768 shares issued and outstanding at
     December 31, 2000 and 1999, respectively...............        225           218
  Additional paid-in capital................................    124,897       110,951
  Accumulated deficit.......................................     (2,211)       (6,128)
  Accumulated other comprehensive income....................       (114)           60
                                                               --------      --------
          Total shareholders' equity........................    122,797       105,101
                                                               --------      --------
          Total liabilities and shareholders' equity........   $148,768      $119,795
                                                               ========      ========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000           1999          1998
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $114,620       $89,820       $91,961
Cost of sales...............................................     78,130        57,227        52,188
                                                               --------       -------       -------
          Gross profit......................................     36,490        32,593        39,773
Operating expenses:
  Research and development..................................     13,159        10,623         8,407
  Marketing and selling.....................................     10,765         9,719         8,931
  General and administrative................................      9,618         7,945         5,859
  Merger related costs......................................         --         1,168            --
  Facility exit costs.......................................       (525)          817         1,138
                                                               --------       -------       -------
          Total operating expenses..........................     33,017        30,272        24,335
                                                               --------       -------       -------
Income from operations......................................      3,473         2,321        15,438
Other income (expense):
  Interest income, net......................................      2,568         2,489         1,589
  Other, net................................................       (501)       (1,130)         (439)
                                                               --------       -------       -------
          Total other income................................      2,067         1,359         1,150
                                                               --------       -------       -------
Income before income taxes..................................      5,540         3,680        16,588
Income tax expense (benefit)................................      1,623        (2,419)       (2,841)
                                                               --------       -------       -------
Net income..................................................   $  3,917       $ 6,099       $19,429
                                                               ========       =======       =======
Net income per common share -- basic........................   $   0.18       $  0.28       $  0.92
                                                               ========       =======       =======
Net income per common share -- assuming dilution............   $   0.16       $  0.28       $  0.88
                                                               ========       =======       =======
Weighted average common shares outstanding -- basic.........     22,133        21,403        21,131
                                                               ========       =======       =======
Weighted average common shares outstanding -- assuming
  dilution..................................................     23,749        21,981        22,022
                                                               ========       =======       =======

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                     COMMON STOCK                                   ACCUMULATED
                                 --------------------   ADDITIONAL                     OTHER           TOTAL
                                 NUMBER OF   $.01 PAR    PAID-IN     ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                  SHARES      VALUE      CAPITAL       DEFICIT        INCOME          EQUITY
                                 ---------   --------   ----------   -----------   -------------   -------------
                                                                 (IN THOUSANDS)
Balance at December 31, 1997...   21,011       $210      $ 97,623     $(32,665)        $ 163         $ 65,331
Net income.....................       --         --            --       19,429            --           19,429
Foreign currency translation
  adjustments..................       --         --            --           --          (109)            (109)
                                                                                                     --------
  Comprehensive income.........                                                                        19,320
Issuance of common stock under
  option plans.................      251          3         1,333           --            --            1,336
Issuance of common stock under
  stock purchase plan..........       18         --           283           --            --              283
Tax effect of exercises of
  stock options................       --         --         3,502           --            --            3,502
                                  ------       ----      --------     --------         -----         --------
Balance at December 31, 1998...   21,280       $213      $102,741     $(13,236)        $  54         $ 89,772
Net income.....................       --         --            --        6,099            --            6,099
Foreign currency translation
  adjustments..................       --         --            --           --             6                6
                                                                                                     --------
  Comprehensive income.........                                                                         6,105
Issuance of common stock under
  option plans.................      169          2           318           --            --              320
Issuance of common stock under
  stock purchase plan..........       19         --           334           --            --              334
Purchase of minority
  interest.....................      300          3         3,766           --            --            3,769
Adjustments to conform year end
  of pooled entity.............       --         --            --        1,009            --            1,009
Tax effect of exercises of
  stock options................       --         --         3,792           --            --            3,792
                                  ------       ----      --------     --------         -----         --------
Balance at December 31, 1999...   21,768       $218      $110,951     $ (6,128)        $  60         $105,101
Net income.....................       --         --            --        3,917            --            3,917
Foreign currency translation
  adjustments..................       --         --            --           --          (174)            (174)
                                                                                                     --------
  Comprehensive income.........                                                                         3,743
Issuance of common stock under
  option plans.................      715          7         8,354           --            --            8,361
Issuance of common stock under
  stock purchase plan..........       19         --           326           --            --              326
Tax effect of exercises of
  stock options................       --         --         5,266           --            --            5,266
                                  ------       ----      --------     --------         -----         --------
Balance at December 31, 2000...   22,502       $225      $124,897     $ (2,211)        $(114)        $122,797
                                  ======       ====      ========     ========         =====         ========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $  3,917   $   6,099   $  19,429
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Adjustment to conform year end of pooled entity.........        --       1,009          --
    Allowance for receivables...............................     1,609         617         435
    Depreciation and amortization...........................     4,649       2,528       2,392
    Loss on disposal of capital assets......................        38          51         722
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable............    (8,295)      1,228      (4,281)
      Increase in inventories...............................   (10,196)     (2,268)       (371)
      Decrease (increase) in prepaid expenses...............       580      (1,051)       (348)
      Increase in deferred taxes............................    (3,225)     (6,739)     (6,921)
      (Increase) decrease in other assets...................       (23)        203        (201)
      Increase in accounts payable..........................     3,922         214         477
      Increase in accrued expenses..........................     3,018       6,923       2,504
      Increase in deferred income...........................     1,963          --          --
      Increase in other long-term liabilities...............       996          --          --
      Increase in restricted cash equivalents and
         securities.........................................        --     (12,394)    (24,263)
                                                              --------   ---------   ---------
         Net cash used in operating activities..............    (1,047)     (3,580)    (10,426)
                                                              --------   ---------   ---------
Investing activities:
  Proceeds from maturity of investment securities...........     5,734     119,506     426,399
  Purchase of investment securities.........................        --    (117,259)   (418,281)
  Purchase of property, plant, and equipment................   (19,467)     (9,214)     (4,700)
                                                              --------   ---------   ---------
         Net cash (used in) provided by investing
           activities.......................................   (13,733)     (6,967)      3,418
                                                              --------   ---------   ---------
Financing activities:
  Proceeds from issuance of common stock....................     8,687         654       1,618
  Proceeds from (payments of) long-term debt................     7,057      (1,300)       (920)
  Payment of capital lease and other debt obligations.......      (413)     (5,268)        342
                                                              --------   ---------   ---------
         Net cash provided by (used in) financing
           activities.......................................    15,331      (5,914)      1,040
                                                              --------   ---------   ---------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................      (174)          6        (109)
                                                              --------   ---------   ---------
Increase (decrease) in cash and cash equivalents............       377     (16,455)     (6,077)
Cash and cash equivalents at beginning of period............     1,355      17,810      23,887
                                                              --------   ---------   ---------
Cash and cash equivalents at end of period..................  $  1,732   $   1,355   $  17,810
                                                              ========   =========   =========
Supplemental cash flow information:
  Cash paid during the period for:
    Income taxes............................................  $    475   $     580   $     394
                                                              ========   =========   =========
    Interest................................................  $     27   $     583   $     797
                                                              ========   =========   =========
Supplemental disclosure of non-cash investing activities:
  300,000 shares of Sipex issued in exchange for all the
    minority shares in a subsidiary of Calogic..............  $     --   $   3,769   $      --
                                                              ========   =========   =========
  Tax benefit from disposition of stock acquired through
    stock options...........................................  $  5,266   $   3,792   $   3,502
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements

                               SIPEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Sipex Corporation (the "Company") designs, manufacturers and markets precision high performance and high value added standard analog integrated circuits. Applications for the Company's products include telecommunications, including personal computers and peripherals, battery powered handheld devices, cellular telephones, test equipment, factory automation networking, process controls and satellites. The Company sells its products across the analog semiconductor market and has targeted high-growth sectors that it believes are especially compatible with its design and process capabilities. The Company's product lines are networking/data communications, consumer electronics, industrial controls, instrumentation and power management. In the fourth quarter of 2000, the Company adopted an end-of-life strategy for its aerospace and military product lines which are being discontinued.

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

  Revenue Recognition

     Beginning in the fourth quarter of 2000, the Company began deferring revenue on shipments to the Company's largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes returns and price concessions which the Company can no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment. For product sales recognized at the time of shipment, the Company accrues for estimated sales returns and price concessions upon shipment. Revenue from engineering service contracts is recorded as performance is completed.

  Short-Term Investments

     Short-term investments consist of U.S. Government securities. The Company's investments in debt securities were classified as held to maturity which means that the Company has the ability and intent to hold securities until maturity.

  Restricted Cash Equivalents and Securities

     Restricted cash equivalents and securities represent amounts pledged for an operating lease which the Company entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. The lease agreement is for a five-year period, including a one-year construction period.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less from date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Management

                               SIPEX CORPORATION
assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information.

  Fair values of financial assets and financial liabilities

     The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. Long-term debt approximates fair value due to the interest rate being based on the bank's base rate.

  Inventories

     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their useful lives as follows:

                                                              USEFUL LIVES
                                                              ------------
Buildings...................................................     30 years
Machinery and equipment.....................................   5-10 years
Furniture, fixtures and office equipment....................   5-10 years
Leasehold improvements......................................   Lease term

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

  Foreign Currency Translation

     Foreign currency assets and liabilities are translated into dollars at current rates, and revenues, costs and expenses are translated at average rates during each reporting period. Gains or losses resulting from foreign currency transactions are included in earnings currently, while those resulting from translation of financial

                               SIPEX CORPORATION
statements are shown as a separate component of other comprehensive income in the statement of shareholders' equity.

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

     A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

                                                            2000      1999      1998
                                                           ------    ------    ------
Weighted average common shares outstanding -- basic......  22,133    21,403    21,131
Net effect of dilutive potential common shares
  outstanding based on the treasury stock method using
  the average market price...............................   1,616       578       891
                                                           ------    ------    ------
Weighted average common shares -- assuming dilution......  23,749    21,981    22,022
Antidilutive potential common shares excluded from the
  computation above......................................     175     2,000     1,000

2. CALOGIC MERGER

     On November 23, 1999, the Company completed its merger of Calogic. In connection with the merger, the Company issued 3.6 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's consolidated financial statements include the accounts and operations of Calogic for all periods presented. The shares issued included 300,000 shares issued in a separate transaction for the purchase of the minority interest in a subsidiary of Calogic, which was accounted for using the purchase method of accounting and resulted in approximately $3.8 million of goodwill. The Company recorded combined merger-related transaction costs of $1.2 million which was primarily for professional services, such as investment banking, legal, and accounting fees.

     The fiscal year end for Calogic is June 30. In preparing these financial statements, the calendar 1999 financial statements of the Company were combined with the financial statements of Calogic for the same twelve month period. Due to the different fiscal year-ends of the Company and Calogic, prior-year financial information for different fiscal periods have been combined. The Company's statements of operations and cash flows for its fiscal year ended December 31, 1998 are combined with Calogic's statements of operations and cash flows for the fiscal year ended June 30, 1999. Calogic's revenue and net loss for the six-month period ended June 30, 1999 was $12.2 million and $1.0 million, respectively. An adjustment has been made to shareholders' equity as of December 31, 1999 to eliminate the effect of including Calogic's results of operations for the six months ended June 30, 1999, in both the years ended December 31, 1999 and 1998. Calogic's net cash flows for the six-month period ended June 30, 1999 were $1.0 million and an adjustment has been made in the Company's combined fiscal year 1999 statement of cash flows.

                               SIPEX CORPORATION

     The following table represents a reconciliation of separate net sales and net income previously reported by the combining companies to those presented in the accompanying consolidated financial statements (in thousands):

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Net sales:
  Sipex..................................................  $60,520    $65,557
  Calogic................................................   29,300     26,404
  Combined...............................................  $89,820    $91,961
Net income:
  Sipex..................................................  $ 2,620    $19,831
  Calogic................................................    3,479       (402)
  Combined...............................................  $ 6,099    $19,429

3. FACILITY EXIT COSTS

     In the fourth quarter of 1999, management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through the merger with Calogic and accounted for as a pooling-of-interests. Total estimated costs of $1.9 million associated with the closure of the Calogic facilities included facility related costs of $930,000, costs of the write-down to net realizable value of less efficient and duplicate machinery and equipment of $300,000 and facilities exit costs related to severance of $640,000. All of these costs were accrued as of December 31, 1999 and were estimated to be paid by the end of 2000 except for lease costs which were expect to be paid over a two-year period until the closed facilities could be subleased.

     The following table summarizes the activity in facility exit costs from the date of the original approval of the plan through December 31, 2000 (in thousands):

                                   ACCRUAL BALANCE    INCURRED    ADJUSTMENTS    ACCRUAL BALANCE
                                      12/31/99          2000      TO ACCRUAL        12/31/00
                                   ---------------    --------    -----------    ---------------
People related costs.............      $  640          $(507)        $  --            $133
Facility related costs...........         930           (332)         (225)            373
Equipment related costs..........         300             --          (300)              0
                                       ------          -----         -----            ----
                                       $1,870          $(839)        $(525)           $506
                                       ======          =====         =====            ====

     In accordance with the plan, Sipex has closed the Calogic manufacturing, sales and administration facility in Pleasanton, California and as of December 31, 2000 has incurred all people related costs and is incurring the lease costs for the closed facility as originally planned, with the exception of one building which was subleased unexpectedly. However, the slower than anticipated ramp-up of our new Milpitas wafer fabrication facility during 2000 delayed the transition of manufacturing of the Calogic products to our new facility and hence delayed the closure of the Calogic Fremont wafer fabrication facility, which will be closed by the end of the first quarter of 2001. The delay in the closure of the Fremont facility reduced facility costs by shortening the period in which the leased fabrication facility would be vacant. Consequently, we reduced the facility related portion of the accrual to adjust for the unexpected sublease and the delay in closing this facility. Additionally, the equipment related accrual was adjusted to reflect the continued use of the fab machinery and equipment resulting from the delay in the closure of the fab. As of December 31, 2000, $506,000 of the restructuring accrual remains which is estimated to be paid by the end of the first quarter of 2001, except for lease termination costs which we expect to incur through the end of the second quarter of 2001.

                               SIPEX CORPORATION

     In the fourth quarter of 1998, Management of the Company and the Board of Directors approved a plan to close its manufacturing facility in Milpitas, California and its sales office in France. Total recorded costs of $938,000 associated with the closure of the facility included $220,000 for rent, real estate taxes, electricity, heat and water expenses. The balance of $718,000 represented a charge to current operations for the write-down to net realizable value of less efficient and duplicate machinery and equipment not needed in the combined restructured manufacturing operations. Additionally, the Company's plan included the closure of its France sales operation and relocation of these activities to the Company's new site in Belgium. As a result of this action, the Company recorded $200,000 of facility exit costs related to severance and other related employee benefit costs all of which were incurred in 1999. In the third quarter of 1999, the Company realized net proceeds of $1.1 million from the unanticipated sale of the tangible assets of our semiconductor wafer fab located in Milpitas, California which had been written off as part of facility exit costs. This recovery of $1.1 million has been recorded as a credit to facility exit costs on the statement of operations for 1999 resulting in the reporting of net facility exit costs for 1999 of approximately $817,000.

4. INVENTORIES

     Inventories were as follows (in thousands):

                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $ 4,167    $ 5,769
Work-in-process..........................................   24,053      8,934
Finished goods...........................................    5,104      8,425
                                                           -------    -------
                                                           $33,324    $23,128
                                                           =======    =======

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment were as follows (in thousands):

                                                            2000       1999
                                                           -------    -------
Building.................................................  $ 4,212    $    --
Machinery and equipment..................................   44,395     42,844
Furniture, fixtures and office equipment.................   11,078      2,913
Leasehold improvements...................................    2,623      3,380
                                                           -------    -------
                                                            62,308     49,137
Less accumulated depreciation and amortization...........   29,315     31,303
                                                           -------    -------
                                                           $32,993    $17,834
                                                           =======    =======

6. ACCRUED EXPENSES

     Accrued expenses were as follows (in thousands):

                                                              2000      1999
                                                             ------    ------
Accrued compensation and benefits..........................  $2,592    $2,187
Accrued facility exit costs................................     506     1,870
Other......................................................   2,274     3,563
                                                             ------    ------
                                                             $5,372    $7,620
                                                             ======    ======

                               SIPEX CORPORATION

7. NOTES PAYABLE AND LONG-TERM DEBT

     As of December 31, 2000, the Company had long-term debt consisting primarily of $7.1 million borrowed under a $10.0 million line of credit at the bank's base rate minus 0.5% (9.0% at December 31, 2000). Funds advanced under the line are due June 1, 2002 and are collateralized by accounts receivable, inventory and cash deposited at the bank. The loan agreement requires compliance with certain minimum tangible net worth and financial ratios. For the year ended December 31, 2000, the Company was not in compliance with this debt covenant by not maintaining a quick ratio in excess of 1.0. The Company has obtained a waiver from the lender as of December 31, 2000 and has negotiated with the bank for an increased line of credit with new covenants. As of December 31, 1999, the Company had notes payable consisting principally of a note payable to an officer of Calogic.

8. INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was allocated as follows (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Income from continuing operations.....................  $ 1,623    $(2,419)   $(2,841)
Shareholders' equity for compensation expense for tax
  purposes in excess of amounts recognized for
  financial statement purposes........................   (5,266)    (3,792)    (3,502)
                                                        -------    -------    -------
Total income tax benefit..............................  $(3,643)   $(6,211)   $(6,343)
                                                        =======    =======    =======

     Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

                                         2000                           1999                           1998
                              ---------------------------   ----------------------------   ----------------------------
                              DEFERRED   CURRENT   TOTAL    DEFERRED   CURRENT    TOTAL    DEFERRED   CURRENT    TOTAL
                              --------   -------   ------   --------   -------   -------   --------   -------   -------
Federal.....................   $2,217     $(274)   $1,943   $    57     $(29)    $    28   $  (839)   $5,415    $ 4,576
Loss carryforward...........       --        --        --      (885)      --        (885)   (5,423)   (2,599)    (8,022)
State.......................     (313)       (7)     (320)   (1,576)       2      (1,574)     (554)    1,104        550
Loss carryforward...........       --        --        --        --       --          --        --        --         --
Foreign.....................       --        --        --        --       12          12        --        55         55
                               ------     -----    ------   -------     ----     -------   -------    ------    -------
Total expense...............   $1,904     $(281)   $1,623   $(2,404)    $(15)    $(2,419)  $(6,816)   $3,975    $(2,841)
                               ======     =====    ======   =======     ====     =======   =======    ======    =======

                               SIPEX CORPORATION

     The actual tax expense (benefit) differs from the "expected" tax expense as follows (in thousands):

                                                          2000      1999       1998
                                                         ------    -------    -------
Computed "expected" tax expense........................  $1,939    $ 1,289    $ 5,806
State income tax, net of federal income tax benefit and
  change in valuation allowance........................    (201)      (560)       901
FSC tax benefits.......................................      --        (37)        --
Non-deductible expenses................................      71         26        227
Goodwill amortization and merger costs not
  deductible...........................................     133        419         --
Change in valuation allowance..........................      --     (2,569)    (1,455)
Recognition of net operating losses....................      --       (885)    (8,022)
Utilization of R&D credits.............................    (353)       (22)      (229)
Rate differential on foreign taxes and non-deductible
  foreign losses.......................................      41        (34)       (18)
Other..................................................      (7)       (46)       (51)
                                                         ------    -------    -------
Actual tax expense (benefit)...........................  $1,623    $(2,419)   $(2,841)
                                                         ======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                            2000       1999
                                                           -------    -------
Current deferred tax assets:
  Inventories, primarily non-deductible reserves.........  $ 2,811    $ 3,155
  Accounts receivable, primarily allowances..............    1,232        453
  Accrued expenses, principally provisions not currently
     deductible..........................................    1,472      1,212
  Net operating loss carryforwards.......................       --      5,608
Noncurrent deferred tax assets:
  Net operating loss carryforwards.......................   12,028      1,748
  Tax credit carryforwards...............................    3,838      2,711
  Fixed assets, due to differences in depreciation.......       --        116
                                                           -------    -------
  Total deferred tax assets..............................  $21,381    $15,003
Noncurrent deferred tax liabilities:
  Fixed assets, due to differences in depreciation.......   (3,153)        --
                                                           -------    -------
          Net deferred tax assets........................  $18,228    $15,003
                                                           =======    =======

     At December 31, 2000, the Company has U.S. net operating loss carryforwards of approximately $33.7 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2020. As of December 31, 2000, utilization of $22.7 million of the net operating loss carryforwards is subject to an annual limitation of approximately $7.4 million as a result of such an ownership change which occurred on September 30, 1996.

     At December 31, 2000, the Company had Federal and California research and development credits of approximately $2.0 million and $400,000, respectively, which will expire from 2001 to 2020. The Company also has approximately $1.7 million of California manufacturer's investment credit carryforwards and $100,000 of Massachusetts investment tax credit carryforwards, which will expire from 2006 to 2008.

                               SIPEX CORPORATION

     The valuation allowance decreased by $7.2 million during the year ended December 31, 1999. The Company believes that it is more likely than not that the deferred tax assets at December 31, 2000 will be realized in the future.

9. SHAREHOLDERS' EQUITY

     The Company currently maintains eight stock option plans. The 1991 Non-Statutory, 1993 Incentive Stock Option Plan, 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Plan and the 2000 Non-Qualified Stock Option Plan have had 744,308, 265,818, 1,187,900, 1,200,000, 300,000, 1,200,000,
1,200,000 and 1,000,000 shares reserved for issuance, respectively. All plans allow for options which vest ratably over five years from the date of grant and expire ten years from the date of grant. In addition to stock options plans, 1,675,000 shares of the Company's stock has been reserved for issuance pursuant to options which have been granted to new employees outside of the option plans. Options for 3,137,304 shares are outstanding as of December 31, 2000.

     In January 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 72,158 shares to employees since inception of the plan.

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

                                                                  2000       1999       1998
                                                                 -------    -------    -------
Net income......................................  As Reported    $ 3,917    $ 6,099    $19,429
                                                  Pro forma       (2,495)       542     16,400
Net income per share -- basic...................  As Reported       0.18       0.28       0.92
                                                  Pro forma        (0.11)      0.03       0.79
Net income per share -- assuming dilution.......  As Reported       0.16       0.28       0.88
                                                  Pro forma        (0.11)      0.02       0.75

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively; no dividend yield; expected volatility of 95 percent for 2000 and 1999, and 77 percent for 1998, and expected option lives of six years. The risk free interest rate assumed was 5.0% for 2000, 6.25% for 1999 and 4.95% for 1998. The
weighted-average fair value of options granted during 2000, 1999 and 1998 was $23.14, $10.91 and $16.88, respectively.

                               SIPEX CORPORATION

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented below (in thousands, except per share amounts):

                                                 2000                1999                1998
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                           SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                           (000)     PRICE     (000)     PRICE     (000)     PRICE
                                           ------   --------   ------   --------   ------   --------
Outstanding at beginning of year........   3,675     $15.09    2,024     $16.15    1,535     $10.19
  Granted...............................     432      23.15    2,138      13.54      918      24.00
  Exercised.............................    (715)     11.69     (169)      1.89     (251)      5.32
  Forfeited.............................    (255)     16.30     (318)     18.39     (178)     16.14
                                           -----     ------    -----     ------    -----     ------
Outstanding at end of year..............   3,137     $16.87    3,675     $15.09    2,024     $16.15
                                           =====     ======    =====     ======    =====     ======
Options exercisable at year-end.........     458     $18.11      561     $13.13      252     $ 7.11
                                           =====     ======    =====     ======    =====     ======

     The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                        OPTIONS OUTSTANDING            OPTIONS
                   -----------------------------     EXERCISABLE
                                      WEIGHTED     ---------------
                       NUMBER          AVERAGE         NUMBER
                     OUTSTANDING      REMAINING      EXERCISABLE
    RANGE OF       AT DECEMBER 31,   CONTRACTUAL   AT DECEMBER 31,
 EXERCISE PRICES        2000            LIFE            2000
 ---------------   ---------------   -----------   ---------------
      $.02               14,186         4.29            14,186
      $4.75              16,520         5.07             4,521
  $7.19 - $7.56          30,000         5.57                --
  $9.56 - $12.563       887,621         8.46            74,294
$13.063 - $19.50      1,568,706         8.45           238,216
 $21.00 - $28.75        474,384         8.53            65,249
$30.125 - $35.188       145,887         7.09            61,413
  $0.02 - $35.188     3,137,304         8.34           457,879

10. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement plan, 401(k), covering substantially all employees. The Company matches 50% of the contributions made by employees up to 6% of their annual compensation. The Company can also make a discretionary contribution to the plan. Employee contributions vest immediately and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 2000, 1999 and 1998, Company contributions to the plan were approximately $468,000, $297,000, and $230,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases facilities under operating leases expiring through 2009. Rent expense was approximately $3.1 million, $3.0 million and $746,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               SIPEX CORPORATION

     Minimum lease payments under operating leases are approximately as follows (in thousands):

CALENDAR YEAR
-------------
  2001...................................................    $ 3,558
  2002...................................................      3,325
  2003...................................................      3,264
  2004...................................................      1,992
  2005...................................................        555
  Thereafter.............................................      1,308
                                                             -------
                                                             $14,002
                                                             =======

     In March, 1998 the Company entered into a five-year operating lease agreement, including a one-year construction period, with one five year renewal option for the construction and lease of a wafer manufacturing facility, including all necessary machinery and equipment ("the facility"). The total cost of the facility financed under the lease was $35,000,000. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes a purchase option equal to the total cost of the facility. As part of the lease agreement, the Company has pledged $36.8 million of government debt securities and other government backed securities as security under the lease. The lease provides for quarterly lease payments of approximately $615,000. At the end of the lease term, the Company is obligated to purchase the facility or remarket it for the benefit of the lessor. The Company expects the fair market value of the facility, subject to the purchase option or sale to a third party, to substantially reduce the Company's payment under the residual value guarantee. The Company accrues a charge to rent expense and other long term liabilities of approximately $800,000 annually over the life of the lease based upon an estimate of its expected future obligation under the residual value guarantee. The residual value guarantee relative to the assets to be leased is expected to approximate 85% of their total cost.

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

12. EXPORT SALES AND MAJOR CUSTOMERS

     During 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 131 ("SFAS 131", "Disclosures about Segments of an Enterprise and Related Information"). The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside in the United States although the Company has sales operations in Munich, Belgium, Taipei, Tokyo and Shenzhen.

                               SIPEX CORPORATION

     Revenues by geographic area are summarized as follows (in thousands):

                                                         2000       1999       1998
                                                       --------    -------    -------
United States/Canada.................................  $ 53,471    $44,463    $53,533
Europe...............................................    18,778     14,681     13,814
Far East.............................................    32,173     23,832     18,170
Japan................................................    10,198      6,844      6,444
                                                       --------    -------    -------
                                                       $114,620    $89,820    $91,961
                                                       ========    =======    =======

     For the years ended December 31, 2000, 1999 and 1998, no individual customer represented more than 10% of the Company's sales.

13. QUARTERLY DATA (UNAUDITED)

     Following is a summary of quarterly operating results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by the Company.

     Net income (loss) per share amounts are based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net income (loss) per share for the four quarters may differ slightly from net income per share for the year.

                    QUARTERLY RESULTS AND STOCK MARKET DATA

                                           DEC. 31, 2000    SEPT. 30, 2000    JULY 1, 2000    APRIL 1, 2000
                                           -------------    --------------    ------------    -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2000
Net sales................................     $20,772          $35,711          $31,401          $26,736
Gross profit.............................        (233)          15,180           11,842            9,701
  Net income (loss)......................      (5,184)           4,746            2,703            1,652
Net income per share -- basic............       (0.23)            0.21             0.12             0.08
Net income per share -- assuming
  dilution...............................       (0.23)            0.20             0.12             0.07
Stock price range per share:
  High...................................      45.125           49.672           34.938           44.813
  Low....................................      15.875           23.000           20.063           17.688

                                             DEC. 31, 1999    OCT. 2, 1999    JULY 3, 1999    APRIL 3, 1999
                                             -------------    ------------    ------------    -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1999
Net sales..................................     $21,972         $22,437         $22,575          $22,836
Gross profit...............................       4,506           9,158           9,884            9,045
Net income (loss)..........................        (924)          2,597           2,293            2,133
Net income per share -- basic..............       (0.04)           0.12            0.11             0.10
Net income per share -- assuming
  dilution.................................       (0.04)           0.12            0.10             0.10
Stock price range per share:
  High.....................................      24.563          22.063          21.750           36.188
  Low......................................       9.813          12.188          11.438            9.375