Form 10-Q
period 2001-03-31
SIPEX CORP
filed 2001-05-11
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-27892

SIPEX Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-6135748

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Linnell Circle, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 667-8700

Registrant’s telephone number, including area code

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

  Yes             No

      There were 22,513,751 shares of the Registrant’s Common Stock issued and outstanding as of March 31, 2001.

SIPEX CORPORATION

FORM 10-Q

THREE MONTHS ENDED March 31, 2001

INDEX

Item Number			Page

Part I:	Financial Information
	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000	2

		Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 (Unaudited) and April 1, 2000 (Unaudited)	3

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (Unaudited) and April 1, 2000 (Unaudited)	4

		Notes To Unaudited Condensed Consolidated Financial Statements	5-6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Part II:	Other Information

	Item 1.	Legal Proceedings	*

	Item 2.	Changes in Securities	*

	Item 3.	Defaults Upon Senior Securities	*

	Item 4.	Submission of Matters to a Vote of Security Holders	*

	Item 5.	Other Information	*

	Item 6.	Exhibits and Reports on Form 8-K	10

Signatures			11

*	No information provided due to inapplicability of item.

Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)	(Audited)

Assets:
Current Assets

Cash and cash equivalents	$1,942	$1,732

Accounts receivable, less allowances of $746 and $2,889 at March 31, 2001 and December 31, 2000, respectively	19,014	20,688

Inventories	34,354	33,324

Deferred income taxes-current	5,515	5,515

Prepaid expenses and other current assets	1,627	1,504

Total current assets	62,452	62,763

Restricted cash equivalents and securities	36,750	36,750

Property, plant, and equipment, net	33,740	32,993

Intangible assets (net of accumulated amortization)	3,266	3,360

Deferred income taxes	15,209	12,713

Other assets	191	189

Total assets	$151,608	$148,768

Liabilities and Shareholders’ Equity:
Current Liabilities

Accounts payable	$13,722	$10,583

Accrued expenses	4,704	5,372

Deferred income	2,953	1,963

Total current liabilities	21,379	17,918

Long-term debt	11,042	7,057

Other long-term liabilities	1,195	996

Total liabilities	33,616	25,971

Shareholders’ equity:

Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at March 31, 2001 and December 31, 2000, respectively	—	—

Common stock, $.01 par value, 40,000 shares authorized and 22,514 and 22,502 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	225	225

Additional paid-in capital	125,100	124,897

Accumulated deficit	(7,239)	(2,211)

Accumulated other comprehensive income	(94)	(114)

Total shareholders’ equity	117,992	122,797

Total liabilities and shareholders’ equity	$151,608	$148,768

See accompanying notes to unaudited condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Net sales	$19,694	$26,736

Cost of sales	18,797	17,035

Gross profit	897	9,701

Operating expenses

Research and development	4,045	2,765

Marketing and selling	2,659	2,485

General and administrative	2,172	2,248

Facility exit costs	(317)	—

Total operating expenses	8,559	7,498

Income (loss) from operations	(7,662)	2,203

Other income, net	139	378

Income (loss) before income taxes	(7,523)	2,581

Income tax expense (benefit)	(2,495)	929

Net income (loss)	$(5,028)	$1,652

Net income (loss) per common share-basic	$(0.22)	$0.08

Net income (loss) per common share-assuming dilution	$(0.22)	$0.07

Weighted average common shares outstanding-basic	22,514	21,878

Weighted average common and common equivalent shares outstanding-assuming dilution	22,514	23,433

See accompanying notes to unaudited condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Operating activities:

Net income (loss)	$(5,028)	$1,652
Adjustments to reconcile net income (loss) to net cash used in operating activities

Increase in deferred income taxes	(2,496)	—

Allowance for receivables	219	699

Depreciation and amortization	1,774	1,453

Changes in current assets and liabilities:

Decrease (increase) in accounts receivable	1,455	(4,356)

Increase in inventories	(1,030)	(2,162)

(Increase) decrease in prepaid expenses	(123)	290

Increase in other assets	(2)	(359)

Increase in accrued taxes	—	866

Increase (decrease) in accounts payable	3,139	(443)

Decrease in accrued expenses	(668)	(139)

Increase in deferred income	990	—

Increase in other long-term liabilities	199	—

Net cash used in operating activities	(1,571)	(2,499)

Investing activities:

Proceeds from maturity of investment securities	—	5,734

Purchase of property, plant and equipment	(2,427)	(2,094)

Net cash (used in) provided by investing activities	(2,427)	3,640

Financing activities:

Proceeds from issuance of common stock	203	1,358

Proceeds from (payments of) debt obligations	3,985	(159)

Net cash provided by financing activities	4,188	1,199

Effect of foreign currency translation adjustments	20	131

Increase in cash and cash equivalents	210	2,471

Cash and cash equivalents, beginning of period	1,732	1,355

Cash and cash equivalents, end of period	$1,942	$3,826

Supplemental cash flow information:

Cash paid during the period for:

Income taxes	$—	$55

Interest	$185	$—

See accompanying notes to unaudited condensed consolidated financial statements

SIPEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

      The consolidated financial statements include the accounts of Sipex Corporation (the “Company”) and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Form 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Significant Accounting Policies

  Revenue Recognition

      Beginning in the fourth quarter of 2000, the Company began deferring revenue on shipments to the Company’s largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes returns and price concessions which the Company can no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment. For product sales recognized at the time of shipment, the Company accrues for estimated sales returns and price concessions upon shipment. Revenue from engineering service contracts is recorded as performance is completed.

      In June 1998, the Financial Standards Board (“FASB”) issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The implementation of SFAS 133, effective January 1, 2001 in accordance with the new statement, has had no impact on the financial position, results of operations or cash flows of the Company.

3.  Facility Exit Costs

      In the fourth quarter of 1999, management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through a merger with Calogic. The remaining balance of the accrual as of December 31, 2000 was $506,000, consisting of $133,000 of employee termination costs and $373,000 of facility exit related costs.

      The following table summarizes the accrual activity in facility exit costs for the quarter ended March 31, 2001:

	Accrual Balance	Incurred	Adjustments	Accrual Balance
	12/31/00	2001	to Accrual	3/31/01

Employee termination costs	$133	$(42)	$(51)	$40

Facility exit related costs	373	(43)	(266)	64

	$506	$(85)	$(317)	$104

      At the end of the first quarter of 2001, Sipex sold the Calogic Fremont fabrication facility, which was planned for closure by the end of the quarter. As a result of the sale, the Company reduced both the facility exit related and employee termination portions of the accrual due to the assumption of the facility by the new owners who retained many of the employees that the Company had planned to pay severance costs. At

SIPEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

March 31, 2001, $64,000 of the accrual remains which consists principally of lease termination and related utility costs, which will be paid during the second quarter of 2001. In addition, during the first quarter of 2001, Sipex accrued $40,000 for severance costs for an approximate 4% reduction in the Company’s workforce at the Company’s Milpitas facility, which has been included in accrued expenses and reflected above in the adjustments.

4.  Long-term debt

      As of March 31, 2001, the Company had long-term debt consisting of $11.0 million borrowed under the Company’s bank line of credit. On March 22, 2001, the line of credit was increased to a $20.0 million borrowing limit with a borrowing base of 80% of the Company’s eligible accounts receivable. Funds advanced under the line are due June 1, 2003 and are collateralized by substantially all assets of the Company. The amended loan agreement requires compliance with certain minimum tangible net worth and financial ratios. For the quarter ended March 31, 2001, the Company was not in compliance with the debt covenant which limits a net loss of not greater than $1.5 million for the first quarter. The Company has obtained a waiver from the lender as of March 31, 2001 and expects to be in compliance with the debt covenants for at least the next twelve months.

5.  Net Income (Loss) Per Share

      Net income (loss) per share-basic is based upon the weighted average number of common shares outstanding. Net income (loss) per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, are included in the per share calculations where the effect of their inclusion would be dilutive.

      A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	March 31,	April 1,
	2001	2000

Weighted average shares — basic	22,514	21,878

Net effect of dilutive potential common shares outstanding based on the Treasury stock method using the average market price	—	1,555

Weighted average common shares assuming dilution	22,514	23,433

Antidilutive potential common shares excluded from the computation above	2,131	4

SIPEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and the Company’s actual future results may differ significantly from such statements. In evaluating such statements, the various factors identified in the caption “Factors Affecting Future Operating Results”, should be considered.

Overview

      Sipex designs, manufactures and markets precision high performance and high value added analog integrated circuits using standard BiCMOS and dielectrically isolated BiCMOS technologies. Analog integrated circuits address a wide range of real-world signal processing applications associated with such naturally occurring physical phenomena as temperature, pressure, weight, position, light and sound. These circuits play a fundamental and important role in coupling the real world to the digital computer and vice versa. Sipex’s products include single, dual and multi-protocol serial interface circuits, linear and switching power management products, data converters, and electroluminescent driver circuits.

Results of Operations

      The table below presents the statements of operations for the three month periods ended March 31, 2001 and April 1, 2000, as a percentage of net sales and provides the percentage change of such items comparing the interim periods ended March 31, 2001 to the corresponding period from the prior fiscal year.

	Three Months Ended

			Percentage
	March 31,	April 1,	Increase
	2001	2000	(Decrease)

Net sales	100%	100%	(26.3)%

Cost of sales	95.4	63.7	10.3

Gross profit	4.6	36.3	(90.8)

Operating expenses

Research and development	20.6	10.3	46.3

Marketing and selling	13.5	9.3	7.0

General and administrative	11.0	8.4	(3.4)

Facility exit costs	(1.6)	0.0	N/A

Total operating expenses	43.5	28.0	14.2

Operating income (loss)	(38.9)	8.3	(447.8)

Other income, net	0.7	1.4	(63.2)

Income (loss) before income taxes	(38.2)	9.7	(391.5)

      Net sales for the first quarter of 2001 decreased 26.3% to $19.7 million, as compared to $26.7 million for the same period last year. The decrease in sales for the first quarter of 2001, as compared to the same quarter last year, was attributable to the impact of excess inventory and reduced consumption industry wide in the semiconductor industry. Additionally, revenue was reduced by $4.5 million relating to the timing of revenue recognition for sales into distribution, which was adopted by the Company in the fourth quarter of 2000. The $4.5 million represents sales of inventory into distribution for which revenue was previously recognized and therefore reduced sell-through revenue for this distributor for the quarter. International shipments decreased 7% and domestic shipments decreased 44% in the first quarter, as compared to the respective 2000 period. International sales represented 60% and 48% of net sales for the first quarter of 2001 and 2000, respectively. Geographically, Sipex experienced sales growth of 10% in Europe while sales declined 20% in Japan, 15% in the Pacific Rim, and 44% in the United States in the first quarter of 2001, as compared to the first quarter of 2000.

      Gross profit for the first quarter of 2001 decreased 90.8% to $897,000, as compared to $9.7 million for the same period last year. As a percentage of net sales, gross profit decreased to 4.6% for the first quarter of 2001 from 36.3% in the same prior year period. The decreased percentage was primarily due to higher operating costs of the Hillview fab and lower capacity utilization as a result of yield issues. As a result, the Company wrote off $3.5 million of poor yielding wafers in the quarter and required a larger amount of purchased wafers from our sub-contract wafer suppliers.

      Research and development expenses for the first quarter of 2001 increased $1.3 million or 46.3% as compared to the same period in the previous year. The increase in research and development expense in the first quarter was due mainly to continued process development in the new wafer fabrication facility and increased new product development expenses. As a percentage of net sales, research and development increased to 16.7%, prior to the $4.5 million mentioned above, for the first quarter of 2001, as compared to 10.3% for the same period last year.

      Marketing and selling expenses for the first quarter of 2001 increased $174,000 or 7.0%, as compared to the same period in the previous year. The increase in marketing and selling expenses in the first quarter was due mainly to increased advertising and the additional sales resources in Asia. As a percentage of net sales, marketing and selling increased to 11.0%, prior to the $4.5 million mentioned above, for the first quarter of 2001, as compared to 9.3% for the same period last year, which was mainly due to the decreased sales in the first quarter of 2001.

      General and administrative expenses were $2.2 million in the first quarter of 2001 and 2000. The spending decrease of $76,000 was mainly due to the elimination of redundant administrative costs related to the merger with Calogic. As a percentage of net sales, general and administrative expenses increased to 9.0%, prior to the $4.5 million mentioned above, from 8.4% during the same quarter last year, which was due to the decreased sales in the first quarter off 2001.

      In the fourth quarter of 1999, management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through a merger with Calogic. The remaining balance of the accrual as of December 31, 2000 was $506,000, consisting of $133,000 of employee termination costs and $373,000 of facility exit related costs.

      The following table summarizes the accrual activity in facility exit costs for the quarter ended March 31, 2001:

	Accrual Balance	Incurred	Adjustments	Accrual Balance
	12/31/00	2001	to Accrual	3/31/01

Employee termination costs	$133	$(42)	$(51)	$40

Facility exit related costs	373	(43)	(266)	64

	$506	$(85)	$(317)	$104

      At the end of the first quarter of 2001, Sipex sold the Calogic Fremont fabrication facility, which was planned for closure by the end of the quarter. As a result of the sale, the Company reduced both the facility exit related and employee termination portions of the accrual due to the assumption of the facility by the new owners and retaining many of the employees that we had planned to pay severance costs. At March 31, 2001, $64,000 of the accrual remains which consists principally of lease termination and related utility costs, which will be paid during the second quarter of 2001. In addition, during the first quarter of 2001, Sipex accrued $40,000 for severance costs for an approximate 4% reduction in the Company’s workforce at the Company’s Milpitas facility, which has been included in accrued expenses and reflected in the adjustments.

      Other income, net was $139,000 and $378,000 in the first quarter of 2001 and 2000, respectively. The decrease in the first quarter of 2001 was principally due to increased interest expense as a result of borrowings on the Company’s bank line of credit.

      The Company recorded income tax benefit at an effective rate of 34% in the first quarter of 2001 and 36% income tax expense in the respective 2000 period.

Liquidity and Capital Resources

      At March 31, 2001, the Company had working capital of $41.1 million and available funds of $1.9 million consisting of cash and cash equivalents. In addition, Sipex has pledged $36.8 million of cash equivalents and investment securities as security for the lease of the wafer fabrication facility in Milpitas, California.

      As of March 31, 2001, the Company had long-term debt consisting of $11.0 million borrowed under the Company’s bank line of credit. Funds drawn under the line of credit are used to support capital expenditure and operating requirements of the Company. On March 22, 2001, the line of credit was increased to a $20.0 million borrowing limit with a borrowing base of 80% of the Company’s eligible accounts receivable. Funds advanced under the line are due June 1, 2003 and are collateralized by substantially all assets of the Company. The amended loan agreement requires compliance with certain minimum tangible net worth and financial ratios. For the quarter ended March 31, 2001, the Company was not in compliance with the debt covenant limiting the Company to a net loss of not greater than $1.5 million for the first quarter. The Company has obtained a waiver from the lender as of March 31, 2001 and expects to be in compliance with the debt covenants for at least the next twelve months.

      Sipex anticipates that the available funds, bank loans and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

Factors Affecting Future Operating Results

      From time to time, information provided by Sipex, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including in this form 10-Q) may contain statements which are not historical facts, so called “forward-looking statements”, and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute “forward-looking” statements. Sipex’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in Sipex’s other filings with the Securities and Exchange Commission.

      Important factors affecting the Company’s ability to achieve future revenue growth and operating results include whether, and to the extent which, demand for the Company’s products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase, and whether the Company is able to manufacture in the correct mix to respond to orders on hand and new orders received in the future; the amount of lead time provided by the Company’s customers; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for conceiving and introducing timely new products that are well received in the marketplace; and its ability to design and introduce new products based on new technologies. In addition, the Company may experience continued unexpected delays or problems in qualifying and ramping up production in its new fab in Milpitas, California and the failure of the Company to implement the new fab successfully and in a timely fashion continued to impact future revenue growth and operating results.

      Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as currency and other economic issues affecting Asian and other countries, demand for electronic products and semiconductors generally, demand for the end-user products for which the Company’s semiconductors are suited, timely availability of raw materials (including subcontractor wafers from Taiwan), equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, competitors’ actions, and other risk factors described in the Company’s filings with the Securities and Exchange Commission.

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

      Although the Company believes that it has sufficient product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000. Additionally, the Company’s common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Sipex invests excess cash in financial instruments that are sensitive to market risks as part of its investment strategy. None of these market-sensitive instruments are held for trading purposes. Sipex does not own derivative financial instruments in its portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

      Investment Rate Risk — The Company’s investment portfolio includes debt instruments that are primarily United States government bonds of less than one year in duration. These bonds are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

Part II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibit 10.1	Amended and Restated Revolving Credit Loan and Security Agreement
	Exhibit 10.2	Comerica Bank — California Waiver

b)	Reports on Form 8-K
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

Date: May 11, 2001