Form 10-Q
period 2001-06-30
SIPEX CORP
filed 2001-08-14
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Yes      ☒      No      ☐

      There were 24,731,768 shares of the Registration’s Common Stock issued and outstanding as of July 28, 2001.

SIPEX CORPORATION

FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2001

INDEX

Item
Number		Page

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.	3

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and July 1, 2000.	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and July 1, 2000.	5

	Notes To Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	13

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	13

	SIGNATURES	14

* No information provided due to inapplicability of item.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)

ASSETS:
Current Assets

Cash and cash equivalents	$7,215	$1,732

Accounts receivable, less allowances of $942 and $2,889 at June 30, 2001 and December 31, 2000, respectively	17,029	20,688

Inventories	33,899	33,324

Deferred income taxes-current	5,515	5,515

Prepaid expenses and other current assets	2,205	1,504

Total current assets	65,863	62,763

Restricted cash equivalents and securities	—	36,750

Property, plant, and equipment, net	68,018	32,993

Intangible assets (net of accumulated amortization)	3,172	3,360

Deferred income taxes	19,484	12,713

Other assets	191	189

Total assets	$156,728	$148,768

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities

Accounts payable	$7,923	$10,583

Accrued expenses	5,070	5,372

Deferred income	2,273	1,963

Total current liabilities	15,266	17,918

Long-term debt	7,193	7,057

Other long-term liabilities	—	996

Total liabilities	22,459	25,971

Shareholders’ Equity:

Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at June 30, 2001 and December 31, 2000, respectively	—	—

Common stock, $.01 par value, 40,000 shares authorized and 24,731 and 22,502 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	247	225

Additional paid-in capital	146,987	124,897

Accumulated deficit	(12,798)	(2,211)

Accumulated other comprehensive loss	(167)	(114)

Total shareholders’ equity	134,269	122,797

Total liabilities and shareholders’ equity	$156,728	$148,768

      See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	$20,595	$31,401	$40,289	$58,137

Cost of sales	21,671	19,559	40,468	36,594

Gross profit (loss)	(1,076)	11,842	(179)	21,543

Operating expenses

Research and development	3,514	3,352	7,559	6,117

Marketing and selling	2,628	2,683	5,287	5,168

General and administrative	2,008	2,249	4,181	4,497

Restructuring and facility exit costs	494	—	177	—

Total operating expenses	8,644	8,284	17,204	15,782

Income (loss) from operations	(9,720)	3,558	(17,383)	5,761

Other income (expense), net	(112)	666	28	1,044

Income (loss) before income taxes	(9,832)	4,224	(17,355)	6,805

Income tax expense (benefit)	(4,273)	1,521	(6,768)	2,450

Net income (loss)	$(5,559)	$2,703	$(10,587)	$4,355

Net income (loss) per common share-basic	$(0.23)	$0.12	$(0.46)	$0.20

Net income (loss) per common share-assuming dilution	$(0.23)	$0.12	$(0.46)	$0.19

Weighted average common shares outstanding-basic	23,983	21,997	23,248	21,938

Weighted average common and common equivalent shares outstanding-assuming dilution	23,983	23,341	23,248	23,389

      See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Operating activities:

Net income (loss)	$(10,587)	$4,355

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Increase in deferred income taxes	(6,771)	(99)

Allowance for receivables	580	615

Depreciation and amortization	3,795	2,928

Change in other long-term liabilities	(1,396)	—

Changes in current assets and liabilities:

Decrease (increase) in accounts receivable	3,079	(6,044)

Increase in inventories	(575)	(4,967)

Increase in prepaid expenses	(701)	(350)

Increase in other assets	(2)	—

Increase in accrued taxes	—	2,358

(Decrease) increase in accounts payable	(2,660)	783

(Decrease) increase in accrued expenses	(302)	25

Increase in deferred income	310	—

Net cash used in operating activities	(15,230)	(396)

Investing activities:

Proceeds from maturity of investment securities	—	5,734

Proceeds from restricted cash	36,750	—

Purchase of property, plant, and equipment	(38,232)	(6,156)

Net cash used in investing activities	(1,482)	(422)

Financing activities:

Proceeds from issuance of common stock	22,112	1,569

Proceeds from (payments of) debt obligations	136	(171)

Net cash provided by financing activities	22,248	1,398

Effect of foreign currency translation adjustments	(53)	(82)

Increase in cash and cash equivalents	5,483	498

Cash and cash equivalents, beginning of period	1,732	1,355

Cash and cash equivalents, end of period	$7,215	$1,853

Supplemental cash flow information:

Cash paid during the period for:

Income taxes	$—	$87

Interest	$360	$—

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

      The accompanying unaudited financial statements have been prepared by Sipex pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Form 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented and were prepared based upon the accounting policies disclosed in Company’s Form 10-K. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

2.     Significant Accounting Policies

      Revenue Recognition

      Beginning in the fourth quarter of 2000, the Company has been deferring revenue on shipments to the Company’s largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes returns and price concessions which the Company can no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment. For product sales recognized at the time of shipment, the Company accrues for estimated sales returns and price concessions upon shipment. Revenue from engineering service contracts is recorded as performance is completed.

      New Accounting Pronouncements

      In July 2001, the Financial Standards Board (“FASB”) issued SFAS 141, Business Combinations (“FAS 141”) and SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

      The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 30, 2001 will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and financial position, however, the Company does not believe there will be a material effect.

3.     Restructuring and Facility Exit Costs

      In the second quarter of 2001, the Company recorded a restructuring charge of $494,000 for severance payments related to the reduction of the Company’s workforce by approximately 65 people as a result of the continued slowness in the semiconductor market. As of June 30, 2001 approximately $86,000 has been paid and the balance of the accrual for restructuring of $408,000 is expected to be paid in the third quarter of 2001.

      During the first quarter of 2001, Sipex accrued $40,000 for severance costs for an approximate 4% reduction in the Company’s workforce at the Company’s Milpitas facility, which was paid in the second quarter of 2001.

      In the fourth quarter of 1999, management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through a merger with Calogic. The remaining balance of the accrual as of December 31, 2000 was $506,000, consisting of $133,000 of employee termination costs and $373,000 of facility exit related costs.

      The following table summarizes the accrual activity in facility exit costs for the six-month period ended June 30, 2001:

	Accrual Balance	Incurred	Adjustments	Accrual Balance
	12/31/00	2001	to Accrual	06/30/01

People related costs	$133	$(51)	$(82)	$—

Facility related costs	373	(98)	(275)	—

	$506	$(149)	$(357)	$—

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

4.     Property, Plant and Equipment

      In June 2001, the Company purchased the land, building and equipment of its Milpitas wafer fabrication facility, which was being leased under a five-year operating lease. In accordance with the provisions of the lease agreement, the Company paid $35.0 million, consisting of $6.0 million for the land, $16.9 million for the building and $12.1 million for machinery and equipment. The recorded cost of the machinery and equipment purchased was reduced by a $1.4 million long-term liability recorded by the Company through June 30, 2001 as its estimated liability under the lease for the guaranteed residual value of the equipment. Proceeds for the buyout were provided through the use of restricted cash of $36.8 million that had previously secured the lease of the facility and equipment.

5.     Long-term Debt

      As of June 30, 2001, the Company had long-term debt consisting of $7.2 million borrowed under the Company’s bank line of credit. On March 22, 2001, the line of credit was increased to a $20.0 million borrowing limit with a borrowing base of 80% of the Company’s eligible accounts receivable. Funds advanced under the line are due June 1, 2003 and are collateralized by substantially all assets of the Company. The amended loan agreement requires compliance with certain minimum tangible net worth and financial ratios. For the quarter ended June 30, 2001, the Company was not in compliance with the debt covenant which requires net income to be not less than zero for the second quarter of 2001. The Company has obtained a waiver from the lender as of June 30, 2001 and an amendment to the net income requirements for the third and fourth quarters of 2001.

6.     Net Income (Loss) Per Share

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

      A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Three Months
	Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Weighted average shares — basic	23,983	21,997	23,248	21,938

Net effect of dilutive potential common shares outstanding based on the Treasury stock method using the average market price	—	1,344	—	1,451

Weighted average common shares assuming dilution	23,983	23,341	23,248	23,389

Antidilutive potential common shares excluded from the computation above	4,102	318	3,971	219

7.     Shareholders’ Equity

      On May 16, 2001, the Company issued 2,190,000 shares of common stock through a private placement of securities, resulting in net proceeds to the Company of approximately $21.6 million, net of placement agent fees and expenses. Proceeds from the offering were used to reduce the Company’s indebtedness under its bank line of credit and to provide funding for operations.

8.  Legal Proceedings

      Between July 10 and July 19, 2001 two, virtually identical purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, captioned “Darren Suprina v. Sipex Corp. et al” (C.A. No. 01-11185-DPW) and “Doug Howell v. Sipex Corp. et al” (C.A. No. 01-11243-DPW). The suits name as defendants Sipex and certain officers of the Company. The suits are purportedly brought on behalf of a class of all persons who purchased Sipex’s common stock from July 20, 2000 through and including January 11, 2001. The suits allege, among other things, that the Company’s financial statements for the second and third quarters of fiscal year 2000 contain misstatements and assert violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. The suits seek an unspecified award of damages. Sipex believes that the allegations in the complaints are without merit and intends to contest them vigorously.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and the Company’s actual future results may differ significantly from such statements. In evaluating such statements, the various factors identified in the caption “Factors Affecting Future Operating Results” should be considered.

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

Results of operations

      The table below presents the statements of operations for the three month and six month periods ended June 30, 2001 and July 1, 2000, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended June 30, 2001 to the corresponding period from the prior fiscal year.

	Three Months Ended			Six Months Ended

			Percentage			Percentage
	June 30,	July 1,	Increase	June 30,	July 1,	Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)

Net sales	100.0%	100.0%	(34.4)%	100.0%	100.0%	(30.7)%

Cost of sales	105.2	62.3	10.8	100.4	62.9	10.6

Gross profit	(5.2)	37.7	(109.1)	(0.4)	37.1	(100.8)

Operating expenses

Research and development	17.1	10.7	4.8	18.8	10.5	23.6

Marketing and selling	12.8	8.5	(2.0)	13.1	8.9	2.3

General and administrative	9.7	7.2	(10.7)	10.4	7.8	7.0

Restructuring and facility exit costs	2.4	0.0	N/A	0.4	0.0	N/A

Total operating expenses	42.0	26.4	4.3	42.7	27.2	9.0

Income (loss) from operations	(47.2)	11.3	(373.2)	(43.1)	9.9	(401.7)

Other income (expense), net	(0.5)	2.1	116.8	0.1	1.8	(97.3)

Income (loss)before income taxes	(47.7)	13.4	(332.8)	(43.0)	11.7	(355.0)

Income tax expense (benefit)	(20.7)	4.8	(380.9)	(16.8)	4.2	(376.2)

Net income (loss)	(27.0)%	8.6%	(305.7)%	(26.2)%	7.5%	(343.1)%

      Net sales for the second quarter decreased 34.4% to $20.6 million and decreased 30.7% to $40.3 million for the first six months of 2001, as compared to the same periods in the previous year. The decrease in the second quarter and first six months of 2001, as compared to the same periods last year, was mainly due to the global slowdown in the semiconductor technology end-markets resulting in lower shipment levels. In addition, revenue was reduced by the decline in selling prices on some of our telecommunication products. Revenue was effected by $4.5 million in the first quarter of 2001, which related to the timing of revenue recognition for sales into distribution, which was adopted by the Company in the fourth quarter of 2000. The $4.5 million represents sales of inventory into distribution for which revenue was previously recognized and therefore reduced sell-through revenue for this distributor for the quarter. International sales decreased 21.9% and 15.5% for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Second quarter sales decreased in all regions except for Europe, as compared to the prior year’s respective periods. Sequentially, second quarter sales decreased in all regions except for Europe, as compared to the first quarter of 2001. International sales represented 61% for the second quarter and first six months of 2001, respectively, as compared to 51.1% and 49.7%, respectively, for the same periods last year.

      Gross profit decreased to a loss of $(1,076,000) and $(179,000) for the second quarter and first six months of 2001, respectively, as compared to $11.8 million and $21.5 million for the same respective periods last year. As a percentage of net sales, gross profit decreased to (5.2)% and (0.4)% for the second quarter and first six months of 2001, respectively, from 37.7% and 37.1% for the same periods last year. The decreased gross profit for the second quarter and first six months of 2001, as compared to the respective prior year periods, was primarily due to the higher operating costs of the Hillview fab, lower capacity utilization, wafer fab yield and the lowered selling prices of some of the Company’s telecommunication products.

      Research and development expenses for the second quarter and first six months of 2001 increased $162,000 and $1.4 million, respectively, or 4.8% and 23.6%, as compared to the same periods last year. The increase in the periods was mainly due to continued process development in the new wafer fabrication facility and increased new product development expenses. As a percentage of net sales, research and development increased to 17.1% and 18.8% for the second quarter and first six months of 2001, respectively, as compared to 10.7% and 10.5% for the same periods in the previous year.

      Marketing and selling expenses decreased 2.0% and increased 2.3% to $2.6 million and $5.3 million, respectively, for the second quarter and first six months of 2001, as compared with $2.7 million and $5.2 million, respectively, for the same periods of the previous year. The decrease for the quarter was mainly due to lower commissions on decrease sales. The year to date increase in marketing and selling costs was mainly attributable to increased advertising and additional sales resources in Asia. As a percentage of net sales, marketing and selling expenses for the second quarter and first six months of 2001 increased to 12.8% and 13.1%, respectively, as compared to 8.5% and 8.9%, in the same prior year periods. The increase as a percent of sales is due to the lower sales base.

      General and administrative expenses decreased by $241,000 and $316,000 or 10.7% and 7.0% for the second quarter and first six months of 2001, respectively, as compared to the same periods of the previous year. The decrease in spending for the second quarter and first six months of 2001, as compared to the same period a year ago was mainly due to decreased salaries and bonuses in 2001. As a percentage of net sales, general and administrative expenses for the second quarter and first six months of 2001 increased to 9.7% and 10.4%, respectively, as compared to 7.2% and 7.8% for the same periods in the previous year.

      In the second quarter of 2001, the Company recorded a restructuring charge of $494,000 for severance payments related to the reduction of the Company’s workforce by approximately 65 people as a result of the continued slowness in the semiconductor market. As of June 30, 2001 approximately $86,000 has been paid and the balance of the accrual for restructuring of $408,000 is expected to be paid in the third quarter of 2001.

      During the first quarter of 2001, Sipex accrued $40,000 for severance costs for an approximate 4% reduction in the Company’s workforce at the Company’s Milpitas facility, which was paid in the second quarter of 2001.

      In the fourth quarter of 1999, management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, which were acquired through a merger with Calogic. The remaining balance of the accrual as of December 31, 2000 was $506,000, consisting of $133,000 of employee termination costs and $373,000 of facility exit related costs.

      The following table summarizes the accrual activity in facility exit costs for the six month period ended June 30, 2001:

	Accrual Balance	Incurred	Adjustments to	Accrual Balance
	12/31/00	2001	Accrual	06/30/01

People related costs	$133	$(51)	$(82)	$—

Facility related costs	373	(98)	(275)	—

	$506	$(149)	$(357)	$—

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

      Other income (expense), net was $(112,000) and $666,000 in the second quarter and $28,000 and $1.0 million for the first six months of 2001 and 2000, respectively. The decrease in the respective periods of 2001 was principally due to increased interest expense as a result of borrowings on the Company’s bank line of credit and increased royalty expenses.

      The Company recorded an income tax benefit at an effective rate of 39% for the six-month period ended June 30, 2001 and income tax expense of 36% for the respective 2000 period. The Company recorded the tax benefit for the current period and the related increase in deferred tax assets as it believes it is more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss will be utilized in the future to offset taxable income.

Liquidity and Capital Resources

      At June 30, 2001, the Company had working capital of $50.6 million and available funds of $7.2 million consisting of cash and cash equivalents.

      In June 2001, the Company purchased the land, building and equipment of its Milpitas wafer fabrication facility, which was being leased under a five-year operating lease. In accordance with the provisions of the lease agreement, the Company paid $35.0 million, consisting of $6.0 million for the land, $16.9 million for the building and $12.1 million for machinery and equipment. The recorded cost of the machinery and equipment purchased was reduced by a $1.4 million long-term liability recorded by the Company through June 30, 2001 as its estimated liability under the lease for the Guaranteed residual value of the equipment. Proceeds for the buyout were provided through the use of restricted cash of $36.8 million that had previously secured the lease of the facility and equipment.

      As of June 30, 2001, the Company had long-term debt consisting of $7.2 million borrowed under the Company’s $20.0 million bank line of credit. For the quarter ended June 30, 2001, the Company was not in compliance with the debt covenant which requires net income to be not less than zero for the second quarter of 2001. The Company has obtained a waiver from the lender as of June 30, 2001 and an adjustment to the net income requirements for the third and fourth quarters of 2001. The Company expects to be in compliance with the debt covenants for at least the next twelve months.

      On May 16, 2001, the Company issued 2,190,000 shares of Sipex common stock through a private placement of securities, resulting in net proceeds to the Company of $21.6 million, net of underwriting commissions and expenses. Proceeds from the offering were used to reduce the Company’s indebtedness under its bank line of credit and to provide funding for operations.

      Sipex anticipates that the available funds, bank loans and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

Factors Affecting Future Operating Results

      From time to time, information provided by Sipex, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including in this form 10-Q) may contain statements which are not historical facts, so called “forward-looking statements”, and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures and statements regarding the pending litigation against the Company) constitute “forward-looking” statements. Sipex’s actual future results may differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in Sipex’s other filings with the Securities and Exchange Commission, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Registration Statement on Form S-3 filed on May 24, 2001.

      Important factors that could cause actual results to differ materially from any forward looking statements contained herein include whether, and to the extent which, demand for the Company’s products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase, and whether the Company is able to manufacture in the correct mix to respond to orders on hand and new orders received in the future; the amount of lead time provided by the Company’s customers; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for conceiving and introducing timely new products that are well received in the marketplace such as optical storage products and its Power Management product line; and its ability to design and introduce new products based on new technologies. In addition, the Company may experience unexpected delays or problems in qualifying and ramping up production in its new fab in Milpitas, California and the failure of the company to implement the new fab successfully and in a timely fashion may impact future revenue growth and operating results.

      Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as currency and other economic issues affecting Asian and other countries, demand for electronic products and semiconductors generally, demand for the end-user products for which the Company’s semiconductors are suited, timely availability of raw materials (including subcontractor wafers from Taiwan), equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, including, but not limited to, fluctuations in manufacturing yields and efficiencies and availability of foundry capacity, the Company’s ability to protect its intellectual property, the Company’s ability to retain key personnel, the outcome of the securities litigation against the Company, competitors’ actions, and other risk factors described in the Company’s filings with the Securities and Exchange Commission, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Registration Statement on Form S-3 filed on May 24, 2001.

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

      As is outlined below in Part II, Item 1, the Company has been named in two, virtually identical purported securities class action lawsuits. The complaints allege, among other things, incorrect statements in the Company’s financial statements for the second and third quarters of fiscal year 2000 and seek an unspecified award of damages. The Company believes that the allegations in the complaints are without merit and intends to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation.

      Although the Company believes that it has sufficient product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K for the year ended December 31, 2000 and its Registration Statement on Form S-3 filed on May 24, 2001. Additionally, the Company’s common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community.

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

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

      Between July 10 and July 19, 2001 two, virtually identical purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, captioned “Darren Suprina v. Sipex Corp. et al” (C.A. No. 01-11185-DPW) and “Doug Howell v. Sipex Corp. et al” (C.A. No. 01-11243-DPW). The suits name as defendants Sipex and certain officers of the Company. The suits are purportedly brought on behalf of a class of all persons who purchased Sipex’s common stock from July 20, 2000 through and including January 11, 2001. The suits allege, among other things, that the Company’s financial statements for the second and third quarters of fiscal year 2000 contain misstatements and assert violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. The suits seek an unspecified award of damages. Sipex believes that the allegations in the complaints are without merit and intends to contest them vigorously.

Item 2.      Changes in Securities and Use of Proceeds:

      On May 16, 2001, the Company issued 2,190,000 shares of Sipex common stock through a private placement of securities, resulting in net proceeds to the Company of approximately $21.6 million, net of placement agent fees and expenses. Proceeds from the offering were used to reduce the Company’s indebtedness under its bank line of credit and to provide funding for operations.

Item 4.      Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 18, 2001. Holders of an aggregate of 22,513,751 shares at the close of business on April 9, 2001, were entitled to vote at the meeting. At such meeting, our shareholders voted to elect Dr. John L. Sprague, Mr. Lionel H. Olmer and Dr. Willy M.C. Sansen, to serve as directors for a term of three years. There were 20,304,839 votes for the election of Dr. Sprague and 50,154 votes withheld for his election, 20,300,138 votes for the election of Mr. Olmer and 54,855 votes withheld for his election and 20,305,538 votes for the election of Dr. Sansen and 49,455 votes withheld for his election. There were no broker non-votes or abstentions.

      The term of office for the following directors continued after the meeting: James E. Donegan, Douglas M. McBurnie and Manfred Loeb.

Item 6.      Exhibits and Reports on Form 8-K

a)	Exhibit 10.1	Comerica Bank — California Waiver
	Exhibit 10.2	Deed of Reconveyance and Termination of Lease

b)	Reports on Form 8-K
None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

Date: August 10, 2001	/s/ FRANK R. DIPIETRO

Frank R. DiPietro
Executive Vice President, Finance Chief Financial Officer & Treasurer
(Duly Authorized Officer & Principal Financial Officer)