Form 10-Q
period 2001-09-29
SIPEX CORP
filed 2001-11-13
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001
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

Former name, former address and former fiscal year if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

      There were 24,736,158 shares of the Registrant’s Common Stock issued and outstanding as of October 26, 2001.

SIPEX CORPORATION

FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 29, 2001

INDEX

Item Number		Page

PART I:	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets at September 29, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 29, 2001 and September 30, 2000	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2001 and September 30, 2000	5

	Notes To Condensed Consolidated Financial Statements	6-8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3	Quantitative and Qualitative Disclosure about Market Risk	13

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 2	Changes in Securities and Use of Proceeds	*

Item 3	Defaults Upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	*

Item 5	Other Information	*

Item 6	Exhibits and Reports on Form 8-K	13

	SIGNATURES	14

*	No information provided due to inapplicability of item.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Sept 29,	December 31,
	2001	2000

	(Unaudited)	(Audited)

ASSETS:

Current Assets:

Cash and cash equivalents	$3,199	$1,732

Accounts receivable, less allowances of $1,017 and $2,889 at September 29, 2001 and December 31, 2000, respectively	14,638	20,688

Inventories	29,372	33,324

Deferred income taxes-current	5,515	5,515

Prepaid expenses and other current assets	2,571	1,504

Total current assets	55,295	62,763

Restricted cash equivalents and securities	—	36,750

Property, plant, and equipment, net	66,272	32,993

Intangible assets (net of accumulated amortization)	3,078	3,360

Deferred income taxes	23,622	12,713

Other assets	177	189

Total assets	$148,444	$148,768

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:

Accounts payable	$6,574	$10,583

Accrued expenses	5,047	5,372

Deferred income	1,732	1,963

Total current liabilities	13,353	17,918

Long-term debt	7,344	7,057

Other long-term liabilities	—	996

Total liabilities	20,697	25,971

Shareholders’ equity:

Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at September 29, 2001 and December 31, 2000, respectively	—	—

Common stock, $.01 par value, 40,000 shares authorized and 24,732 and 22,502 shares issued and outstanding at September 29, 2001 and December 31, 2000, respectively	247	225

Additional paid-in capital	146,990	124,897

Accumulated deficit	(19,261)	(2,211)

Accumulated other comprehensive loss	(229)	(114)

Total shareholders’ equity	127,747	122,797

Total liabilities and shareholders’ equity	$148,444	$148,768

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

Net sales	$15,031	$35,711	$55,320	$93,848

Cost of sales	18,282	20,531	58,750	57,125

Gross profit (loss)	(3,251)	15,180	(3,430)	36,723

Operating expenses:

Research and development	2,742	3,333	10,301	9,450

Marketing and selling	2,421	2,637	7,708	7,805

General and administrative	1,703	2,203	5,883	6,700

Restructuring and facility exit costs	—	—	177	—

Total operating expenses	6,866	8,173	24,069	23,955

Income (loss) from operations	(10,117)	7,007	(27,499)	12,768

Other income (expense), net	(479)	408	(452)	1,452

Income (loss) before income taxes	(10,596)	7,415	(27,951)	14,220

Income tax expense (benefit)	(4,133)	2,669	(10,901)	5,119

Net income (loss)	$(6,463)	$4,746	$(17,050)	$9,101

Net income (loss) per common share-basic	$(0.26)	$0.21	$(0.72)	$0.41

Net income (loss) per common share-assuming dilution	$(0.26)	$0.20	$(0.72)	$0.38

Weighted average common shares outstanding-basic	24,732	22,178	23,743	22,017

Weighted average common and common equivalent shares outstanding-assuming dilution	24,732	24,078	23,743	23,655

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	Sept 29,	Sept 30,
	2001	2000

Operating activities:

Net income (loss)	$(17,050)	$9,101

Adjustments to reconcile net income (loss) to net cash used in operating activities:

(Increase) decrease in deferred income taxes	(10,909)	106

Allowance for receivables	967	734

Depreciation and amortization	6,184	4,247

Change in other long-term liabilities	(1,396)	—

Changes in current assets and liabilities:

Decrease (increase) in accounts receivable	5,083	(9,999)

Decrease (increase) in inventories	3,952	(8,843)

Increase in prepaid expenses and other current assets	(1,067)	(665)

Decrease in other assets	12	38

(Decrease) increase in accounts payable	(4,009)	1,775

Decrease in accrued expenses	(325)	(1,468)

(Decrease) increase in deferred income	(231)	797

Net cash used in operating activities	(18,789)	(4,177)

Investing activities:

Proceeds from maturity of investment securities	—	5,734

Proceeds from restricted cash	36,750	—

Purchase of property, plant, and equipment	(38,781)	(12,490)

Net cash used in investing activities	(2,031)	(6,756)

Financing activities:

Proceeds from issuance of common stock	22,115	11,918

Net proceeds from debt obligations	287	1,755

Net cash provided by financing activities	22,402	13,673

Effect of foreign currency translation adjustments	(115)	(75)

Increase in cash and cash equivalents	1,467	2,665

Cash and cash equivalents, beginning of period	1,732	1,355

Cash and cash equivalents, end of period	$3,199	$4,020

Supplemental cash flow information:

Cash paid during the period for:

Income taxes	$(238)	$522

Interest	$491	$—

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

      The consolidated financial statements include the accounts of Sipex Corporation (the “Company”) and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      The accompanying unaudited financial statements have been prepared by Sipex pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Form 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented and were prepared based upon the accounting policies disclosed in Company’s Form 10-K. The results of operations for the three and nine month periods ended September 29, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

      The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to September 29, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. Only July 1, 2001, the Company adopted FAS 141. There was no impact on the Company’s results from operations and financial position from this adoption. The Company is currently evaluating the effect that the adoption of FAS 142 will have on its results of operations and financial position, however, the Company does not believe there will be a material effect.

      FASB recently issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the impact of this pronouncement on the results of operations and financial position of the Company, but currently believes the impact will not be material.

      On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“ABP 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the impact of this pronouncement on the results of operations and financial position of the Company, but currently believes the impact will not be material.

3. Restructuring and Facility Exit Costs

      In the second quarter of 2001, the Company recorded a restructuring charge of $494,000 for severance payments related to the reduction of the Company’s workforce by approximately 65 people as a result of the continued slowness in the semiconductor market. As of September 29, 2001 approximately $416,000 has been paid and the balance of the accrual for restructuring of $78,000 is expected to be paid in the fourth quarter of 2001.

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

      The following table summarizes the accrual activity in facility exit costs for the nine-month period ended September 29, 2001:

	Accrual Balance	Incurred	Adjustments	Accrual Balance
	12/31/00	2001	to Accrual	09/29/01

People related costs	$133	$(51)	$(82)	$—

Facility related costs	373	(98)	(275)	—

	$506	$(149)	$(357)	$—

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

5. Long-term Debt

      As of September 29, 2001, the Company had long-term debt consisting of $7.3 million borrowed under the Company’s bank line of credit. On March 22, 2001, the line of credit was increased to a $20.0 million borrowing limit with a borrowing base of 80% of the Company’s eligible accounts receivable. Funds advanced under the line are due June 1, 2003 and are collateralized by substantially all assets of the Company. The amended loan agreement requires compliance with certain minimum tangible net worth and financial ratios. For the quarter ended September 29, 2001, the Company was not in compliance with the net income debt covenant and has obtained a waiver from the lender as of September 29, 2001 and an amendment to the net income requirement for the fourth quarter of 2001 and for 2002.

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

      A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

Weighted average shares — basic	24,732	22,178	23,743	22,017

Net effect of dilutive potential common shares outstanding based on the Treasury stock method using the average market price	—	1,900	—	1,638

Weighted average common shares assuming dilution	24,732	24,078	23,743	23,655

Antidilutive potential common shares excluded from the computation above	4,443	—	4,429	10

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

8. Legal Proceedings

      Between July 10 and July 19, 2001, two virtually identical purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, captioned “Darren Suprina v. Sipex Corp. et al” (C.A. No. 01-11185-DPW) and “Doug Howell v. Sipex Corp. et al” (C.A. No. 01-11243-DPW). The suits name as defendants Sipex and certain officers of the Company. The suits are purportedly brought on behalf of a class of all persons who purchased Sipex’s common stock from July 20, 2000 through and including January 11, 2001. The suits allege, among other things, that the Company’s financial statements for the second and third quarters of fiscal year 2000 contain misstatements and assert violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. The suits seek an unspecified award of damages. Sipex believes that the allegations in the complaints are without merit and intends to contest them vigorously.

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

Overview

      Sipex designs, manufactures and markets precision high performance and high value added analog integrated circuits using standard BiCMOS and dielectrically isolated BiCMOS technologies. Analog integrated circuits address a wide range of real-world signal processing applications associated with such naturally occurring physical phenomena as temperature, pressure, weight, position, light and sound. These circuits play a fundamental and important role in coupling the real world to the digital computer and vice versa. Sipex’s products include single, dual and multi-protocol serial interface circuits, linear and switching power management products, optical storage and electroluminescent driver circuits.

Results of Operations

      The table below presents the statements of operations for the three month and nine month periods ended September 29, 2001 and September 30, 2000, as a percentage of net sales and provides the percentage increase (decrease) of such items comparing the interim periods ended September 29, 2001 to the corresponding period from the prior fiscal year.

	Three Months Ended			Nine Months Ended

			Percentage			Percentage
	Sept 29,	Sept 30,	Increase	Sept 29,	Sept 30,	Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)

Net sales	100.0%	100.0%	(57.9)%	100.0%	100.0%	(41.1)%

Cost of sales	121.6	57.5	(11.0)	106.2	60.9	2.8

Gross profit (loss)	(21.6)	42.5	(121.4)	(6.2)	39.1	(109.3)

Operating expenses:

Research and development	18.3	9.3	(17.7)	18.6	10.1	9.0

Marketing and selling	16.1	7.4	(8.2)	13.9	8.3	(1.2)

General and administrative	11.3	6.2	(22.7)	10.7	7.1	(12.2)

Restructuring and facility exit costs	—	—	N/A	0.3	—	N/A

Total operating expenses	45.7	22.9	(16.0)	43.5	25.5	0.5

Income (loss) from operations	(67.3)	19.6	(244.4)	(49.7)	13.6	(315.4)

Other income (expense), net	(3.2)	1.2	(217.4)	(0.8)	1.6	(131.1)

Income (loss) before income taxes	(70.5)	20.8	(242.9)	(50.5)	15.2	(296.6)

Income tax expense (benefit)	(27.5)	7.5	(254.9)	(19.7)	5.5	(313.0)

Net income (loss)	(43.0)%	13.3%	(236.2)%	(30.8)%	9.7%	(287.3)%

      Net sales for the third quarter decreased 57.9% to $15.0 million and decreased 41.1% to $55.3 million for the first nine months of 2001, as compared to the same periods last year. The decreases for the third quarter and year-to-date 2001, as compared to the respective prior year periods, were primarily due to the global slowdown in the semiconductor technology end-markets resulting in lower shipment levels. During the third quarter of 2001, net sales were further reduced by the disruptive effects of the events of September 11, 2001, which caused shipping delays to and from the Company’s assembly contractors due to interruptions in commercial aviation schedules and delays due to increased security measures at the customs houses. Net sales were also reduced in the 2001 periods by reductions in the selling price of some of the Company’s telecommunication products. Year-to-date 2001 net sales were also effected by $4.5 million in the first quarter of 2001, which related to the timing of revenue recognition for sales into distribution, which was adopted by the Company in the fourth quarter of 2000. The $4.5 million represented sales of inventory into distribution for which revenue was previously recognized and therefore reduced sell-through revenue for this distributor. International sales were 72.3% and 69.1% of net sales for the third quarters of 2001 and 2000, respectively. For the first nine months of 2001, international sales were 63.8%, as compared to 71.8% for the same period in 2000. Third quarter and year-to-date 2001 sales decreased in all regions except for Europe, as compared with the respective 2000 periods. Sequentially, third quarter sales decreased in all regions except for Europe, as compared to the second quarter of 2001.

      Gross profit was a (loss) of $(3.2) million and $(3.4) million for the third quarter and first nine months of 2001, respectively, as compared to gross profit of $15.2 million and $36.7 million for the respective prior year periods. As a percentage of net sales, gross profit was a loss of (21.6)% and (6.2)% for the third quarter and first nine months of 2001, respectively, as compared to a profit of 42.5% and 39.1% for the same periods last year. The decreased gross profit for the third quarter and first nine months of 2001, as compared to the respective prior year periods, was mainly due to the higher operating costs of the Hillview fab, lower capacity utilization, wafer fab yield and the lowered selling prices of some of the Company’s telecommunication products.

      Research and development expenses for the third quarter of 2001 decreased $591,000 or 17.7% and increased $851,000 or 9.0% for the first nine months of 2001 over the respective prior year periods. The reduction in the third quarter of 2001 from the prior year respective quarter was due to cost saving measures taken by the Company due to the continued slowness in the semiconductor industry. The year-to-date increase in 2001 over the same prior year period was mainly due to continued process development in the new wafer fabrication facility and increased new product development expenses during the first half of the year, partially offset by the third quarter 2001 spending decreases. As a percentage of net sales, research and development increased to 18.3% and 18.6% for the third quarter and first nine months of 2001, respectively, as compared to 9.3% and 10.1% for the same periods in the previous year. The increases as a percentage of net sales in the 2001 periods were mainly due to the decreased sales base.

      Marketing and selling expenses decreased 8.2% and 1.2% to $2.4 million and $7.7 million, respectively, for the third quarter and first nine months of 2001, as compared with $2.6 million and $7.8 million, respectively, for the same periods of the previous year. The decreases for the quarter and first nine months of 2001 was mainly due to lower commissions on decreased sales and was partially offset by increased advertising and additional sales resources in Asia. As a percentage of net sales, marketing and selling expenses for the third quarter and first nine months of 2001 increased to 16.1% and 13.9%, respectively, as compared to 7.4% and 8.3%, in the same prior year periods. The increase as a percent of sales is due to the lower sales base.

      General and administrative expenses decreased by $500,000 and $817,000 or 22.7% and 12.2% for the third quarter and first nine months of 2001, respectively, as compared to the same periods of the previous year. The decrease in spending for the third quarter and first nine months of 2001, as compared to the same period a year ago was mainly due to controls over spending and decreased salaries and bonuses in 2001. As a percentage of net sales, general and administrative expenses for the third quarter and first nine months of 2001 increased to 11.3% and 10.7%, respectively, as compared to 6.2% and 7.1% for the same periods in the previous year. The increase as a percent of sales is due to the lower sales base.

      In the second quarter of 2001, the Company recorded a restructuring charge of $494,000 for severance payments related to the reduction of the Company’s workforce by approximately 65 people as a result of the continued slowness in the semiconductor market. As of September 29, 2001 approximately $416,000 has been paid and the balance of the accrual for restructuring of $78,000 is expected to be paid in the fourth quarter of 2001. During the first quarter of 2001, Sipex accrued $40,000 for severance costs for an approximate 4% reduction in the Company’s workforce at the Company’s Milpitas facility, which was paid in the second quarter of 2001. These 2001 restructuring costs were offset by $(357,000) of first quarter 2001 adjustments to the remaining 1999 restructuring accrual, which resulted from reduced costs as a result of the sale of the Calogic Fremont fabrication facility.

      Other income (expense), net was $(479,000) and $(452,000) for the third quarter and first nine months of 2001 as compared to $408,000 and $1.5 million for respective 2000 periods. The decrease in the respective periods of 2001 was due to increased interest expense as a result of borrowings on the Company’s bank line of credit, decreased interest income due to lower cash and investments and lower reduced interest rates and increased royalty expenses.

      The Company recorded an income tax benefit at an effective rate of 39.0% for the 2001 periods and income tax expense of 36.0% for the 2000 periods. The Company recorded the tax benefit for the current period and the related increase in deferred tax assets as it believes it is more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss will be utilized in the future to offset taxable income. Through September 29, 2001, the Company had net losses to offset future taxable income for federal and state income tax purposes of $42.0 million and $19.0 million, respectively. The expiration date for the utilization of these losses ranges from 2005 to 2020 and 2005 and 2010 for federal and state income tax purposes, respectively.

Liquidity and Capital Resources

      At September 29, 2001, the Company had working capital of $41.9 million and available funds of $3.2 million consisting of cash and cash equivalents.

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

      As of September 29, 2001, the Company had long-term debt consisting of $7.3 million borrowed under the Company’s $20.0 million bank line of credit. For the quarter ended September 29, 2001, the Company was not in compliance with the net income debt covenant and has obtained a waiver of noncompliance from the lender as of September 29, 2001 and a modification to the net income requirements for the fourth quarter of 2001 and for 2002. The Company expects to be in compliance with the debt covenants for at least the next twelve months.

      In addition to the issuance of common stock, the Company increased cash flows from operations through a series of salary and spending reductions in the second and third quarters of 2001. Sipex anticipates that the available funds, bank loans and cash provided from operations will be sufficient to meet cash and working capital requirements for the foreseeable future.

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

      Important factors that could cause actual results to differ materially from any forward looking statements contained herein including, without limitation, whether, and to the extent which, demand for the Company’s products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase, and whether the Company is able to manufacture in the correct mix to respond to orders on hand and new orders received in the future; the amount of lead time provided by the Company’s customers; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for conceiving and introducing timely new products that are well received in the marketplace such as optical storage products and its Power Management product line; and its ability to design and introduce new products based on new technologies. In addition, the Company may experience unexpected delays or problems in qualifying and ramping up production in its new fab in Milpitas, California and the failure of the Company to implement the new fab successfully and in a timely fashion may impact future revenue growth and operating results.

      Other important factors that could cause actual results to differ materially from those predicted include, without limitation, overall economic conditions in the United States, resulting from the events of September 11th, and abroad, including currency and other economic issues affecting Asian and other countries, demand for electronic products and semiconductors generally, demand for the end-user products for which the Company’s semiconductors are suited, timely availability of raw materials (including subcontractor wafers from Taiwan), equipment, supplies and services, unanticipated manufacturing problems, technological and product development risks, including, but not limited to, fluctuations in manufacturing yields and efficiencies and availability of foundry capacity, the Company’s ability to protect its intellectual property, the Company’s ability to retain key personnel, the outcome of the securities litigation against the Company, competitors’ actions, and other risk factors described in the Company’s filings with the Securities and Exchange Commission, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Registration Statement on Form S-3 filed on May 24, 2001.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      Between July 10 and July 19, 2001, two virtually identical purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, captioned “Darren Suprina v. Sipex Corp. et al” (C.A. No. 01-11185-DPW) and “Doug Howell v. Sipex Corp. et al” (C.A. No. 01-11243-DPW). The suits name as defendants Sipex and certain officers of the Company. The suits are purportedly brought on behalf of a class of all persons who purchased Sipex’s common stock from July 20, 2000 through and including January 11, 2001. The suits allege, among other things, that the Company’s financial statements for the second and third quarters of fiscal year 2000 contain misstatements and assert violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. The suits seek an unspecified award of damages. Sipex believes that the allegations in the complaints are without merit and intends to contest them vigorously.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibit 10.1 Comerica Bank — California Waiver

b)	Reports on Form 8-K None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

Date: November 9, 2001	/s/ Frank R. DiPietro

Frank R. DiPietro Executive Vice President, Finance Chief Financial Officer & Treasurer (Duly Authorized Officer & Principal Financial Officer)