Form 10-Q/A
period 2001-06-30
SIPEX CORP
filed 2002-04-02
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

      Yes     ☒     No     ☐

      There were 24,909,434 shares of the Registration’s Common Stock issued and outstanding as of March 22, 2002.

SIPEX CORPORATION

FORM 10-Q/A

SIX MONTHS ENDED JUNE 30, 2001

INTRODUCTORY NOTE

      This Amendment to the Registrant’s Quarterly Report on Form 10-Q, as filed by the registrant on August 14, 2001, is being filed to (i) amend the financial statements included in Part I Item 1 for a $1.2 million increase in the reserves for distributors which is being recorded as of the second quarter of 2001 and (ii) amend the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I Item 2 for the increase in the reserves for distributors which is being recorded in the second quarter of 2001.

INDEX

Item
Number		Page

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.	3
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and July 1, 2000.	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and July 1, 2000.	5
	Notes To Condensed Consolidated Financial Statements	6-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-13
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	13
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	14
	SIGNATURES	15

* No information provided due to inapplicability of item.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Restated
	June 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$7,215	$1,732
Accounts receivable, less allowances of $2,240 and $2,889 at June 30, 2001 and December 31, 2000, respectively	15,806	20,688
Inventories	33,899	33,324
Deferred income taxes-current	5,996	5,515
Prepaid expenses and other current assets	2,205	1,504

Total current assets	65,121	62,763
Restricted cash equivalents and securities	—	36,750
Property, plant, and equipment, net	68,018	32,993
Intangible assets (net of accumulated amortization)	3,172	3,360
Deferred income taxes	19,480	12,713
Other assets	191	189

Total assets	$155,982	$148,768

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$7,923	$10,583
Accrued expenses	5,070	5,372
Deferred income	2,273	1,963

Total current liabilities	15,266	17,918
Long-term debt	7,193	7,057
Other long-term liabilities	—	996

Total liabilities	22,459	25,971

Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at June 30, 2001 and December 31, 2000, respectively	—	—
Common stock, $.01 par value, 40,000 shares authorized and 24,731 and 22,502 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	247	225
Additional paid-in capital	146,987	124,897
Accumulated deficit	(13,544)	(2,211)
Accumulated other comprehensive loss	(167)	(114)

Total shareholders’ equity	133,523	122,797

Total liabilities and shareholders’ equity	$155,982	$148,768

      See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Restated		Restated
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	$19,372	$31,401	$39,066	$58,137
Cost of sales	21,671	19,559	40,468	36,594

Gross profit (loss)	(2,299)	11,842	(1,402)	21,543

Operating expenses
Research and development	3,514	3,352	7,559	6,117
Marketing and selling	2,628	2,683	5,287	5,168
General and administrative	2,008	2,249	4,181	4,497
Restructuring and facility exit costs	494	—	177	—

Total operating expenses	8,644	8,284	17,204	15,782

Income (loss) from operations	(10,943)	3,558	(18,606)	5,761
Other income (expense), net	(112)	666	28	1,044

Income (loss) before income taxes	(11,055)	4,224	(18,578)	6,805
Income tax expense (benefit)	(4,750)	1,521	(7,245)	2,450

Net income (loss)	$(6,305)	$2,703	$(11,333)	$4,355

Net income (loss) per common share-basic	$(0.26)	$0.12	$(0.49)	$0.20

Net income (loss) per common share-assuming dilution	$(0.26)	$0.12	$(0.49)	$0.19

Weighted average common shares outstanding-basic	23,983	21,997	23,248	21,938

Weighted average common and common equivalent shares outstanding-assuming dilution	23,983	23,341	23,248	23,389

      See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	Restated
	June 30,	July 1,
	2001	2000

Operating activities:
Net income (loss)	$(11,333)	$4,355
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in deferred income taxes	(7,248)	(99)
Allowance for receivables	1,803	615
Depreciation and amortization	3,795	2,928
Change in other long-term liabilities	(1,396)	—
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	3,079	(6,044)
Increase in inventories	(575)	(4,967)
Increase in prepaid expenses	(701)	(350)
Increase in other assets	(2)	—
Increase in accrued taxes	—	2,358
(Decrease) increase in accounts payable	(2,660)	783
(Decrease) increase in accrued expenses	(302)	25
Increase in deferred income	310	—

Net cash used in operating activities	(15,230)	(396)

Investing activities:
Proceeds from maturity of investment securities	—	5,734
Proceeds from restricted cash	36,750	—
Purchase of property, plant, and equipment	(38,232)	(6,156)

Net cash used in investing activities	(1,482)	(422)

Financing activities:
Proceeds from issuance of common stock	22,112	1,569
Proceeds from (payments of) debt obligations	136	(171)

Net cash provided by financing activities	22,248	1,398

Effect of foreign currency translation adjustments	(53)	(82)

Increase in cash and cash equivalents	5,483	498
Cash and cash equivalents, beginning of period	1,732	1,355

Cash and cash equivalents, end of period	$7,215	$1,853

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$—	$87
Interest	$360	$—

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

      On March 6, 2002, we announced that we would be restating results for the second quarter of 2001 to reflect an additional $1.2 million in reserve for returns from distributors received in the second quarter. This reserve is in addition to the Company’s provision that we recorded at that time.

      As a result of the revision discussed above, we are restating our revenues and results of operations for the quarter ended June 30, 2001. The effect of these adjustments is a decrease in revenue from $20.6 million to $19.4 million and an increase in net loss from $5.6 million to $6.3 million.

      For the quarter ended June 30, 2001, the impact is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	As Reported	As Restated	As Reported	As Restated

	(in thousands, Except per share amounts)
Total Revenue	$20,595	$19,372	$40,289	$39,066
Gross profit (loss)	(1,076)	(2,299)	(179)	(1,402)
Net income (loss)	(5,559)	(6,305)	(17,383)	(11,333)
Net income (loss) per common share-basic	$(0.23)	$(0.26)	(0.46)	(0.49)
Net income (loss) per common share-assuming dilution	$(0.23)	$(0.26)	$(0.46)	$(0.49)

2.     Significant Accounting Policies

     Revenue Recognition

      Beginning in the fourth quarter of 2000, the Company began deferring revenue on shipments to the Company’s largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes price concession and return rights the potential impact of which the Company believed it could no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment because these distributors have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, the Company accrues for estimated sales returns upon shipment. Revenue from engineering service contracts is recorded as performance is completed.

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

      The provisions of FAS 141 were effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. On July 1, 2001, the Company adopted FAS 141. The Company is currently evaluating the effect that the adoption of FAS 142 will have on its results of operations and financial position, however, the Company does not believe there will be a material effect.

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

      No provision was made for any potential costs related to the two securities class action lawsuits as management does not believe any loss is likely to be incurred.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q/A contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and the Company’s actual future results may differ significantly from such statements. In evaluating such statements, the various factors identified in the caption “Factors Affecting Future Operating Results” should be considered.

Overview

      On March 6, 2002, we announced that we would be restating results for the second quarter of 2001 to reflect an additional $1.2 million in reserve for returns from distributors. This reserve is in addition to the Company’s provision that we recorded at that time.

      As a result of the revision discussed above, we are restating our revenues and results of operations for the quarter ended June 30, 2001. The effect of these adjustments is a decrease in revenue from $20.6 million to $19.4 million and an increase in net loss form $5.6 million to $6.3 million.

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

	Three Months Ended			Six Months Ended

			Percentage			Percentage
	June 30,	July 1,	Increase	June 30,	July 1,	Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)

Net sales	100.0%	100.0%	(38.3)%	100.0%	100.0%	(32.8)%
Cost of sales	111.9	62.3	10.8	103.6	62.9	10.6

Gross profit	(11.9)	37.7	(119.4)	(3.6)	37.1	(106.5)

Operating expenses
Research and development	18.1	10.7	4.8	19.4	10.5	23.6
Marketing and selling	13.6	8.5	(2.0)	13.5	8.9	2.3
General and administrative	10.4	7.2	(10.7)	10.7	7.8	7.0
Restructuring and facility exit costs	2.5	0.0	N/A	0.4	0.0	N/A

Total operating expenses	44.6	26.4	4.3	44.0	27.2	9.0

Income (loss) from operations	(56.5)	11.3	(407.6)	(47.6)	9.9	(422.9)
Other income (expense), net	(0.6)	2.1	(116.8)	0.1	1.8	(97.3)

Income (loss)before income taxes	(57.1)	13.4	(361.7)	(47.5)	11.7	(373.0)
Income tax expense (benefit)	(24.5)	4.8	(412.3)	(18.5)	4.2	(395.7)

Net income (loss)	(32.6)%	8.6%	(333.3)%	(29.0)%	7.5%	(360.2)%

      Net sales for the second quarter decreased 38.3% to $19.4 million and decreased 32.8% to $39.1 million for the first six months of 2001, as compared to the same periods in the previous year. The Company also recorded an additional $1.2 million in distributor reserves in the second quarter to provide for returns from two Asian distributors. These returns were in excess of the contractual provisions with these distributors, but were deemed warranted by management given the unfavorable market conditions. The decrease in the second quarter and first six months of 2001, as compared to the same periods last year, was mainly due to the global slowdown in the semiconductor technology end-markets resulting in lower shipment levels. In addition, revenue was reduced by the decline in selling prices on some of our telecommunication products. Revenue was affected by $4.5 million in the first quarter of 2001, which related to the timing of revenue recognition for sales into distribution, which was adopted by the Company in the fourth quarter of 2000. The $4.5 million represents sales of inventory into distribution for which revenue was previously recognized and therefore reduced sell-through revenue for this distributor for the quarter. International sales decreased 29.7% and 19.7% for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Second quarter sales decreased in all regions except for Europe, as compared to the prior year’s respective periods. Sequentially, second quarter sales decreased in all regions except for Europe, as compared to the first quarter of 2001. International sales represented 58.2% and 59.4% for the second quarter and first six months of 2001, respectively, as compared to 51.1% and 49.7%, respectively, for the same periods last year.

      Gross profit decreased to a loss of $(2.3) million and $(1.4) million for the second quarter and first six months of 2001, respectively, as compared to $11.8 million and $21.5 million for the same respective periods last year. As a percentage of net sales, gross profit decreased to (11.9)% and (3.6)% for the second quarter and first six months of 2001, respectively, from 37.7% and 37.1% for the same periods last year. The decreased gross profit for the second quarter and first six months of 2001, as compared to the respective prior year periods, was primarily due to the higher operating costs of the Hillview fab, lower capacity utilization, wafer fab yield and the lowered selling prices of some of the Company’s telecommunication products.

      Research and development expenses for the second quarter and first six months of 2001 increased $162,000 and $1.4 million, respectively, or 4.8% and 23.6%, as compared to the same periods last year. The increase in the periods was mainly due to continued process development in the new wafer fabrication facility and increased new product development expenses. As a percentage of net sales, research and development increased to 18.1% and 19.4% for the second quarter and first six months of 2001, respectively, as compared to 10.7% and 10.5% for the same periods in the previous year.

      Marketing and selling expenses decreased 2.0% and increased 2.3% to $2.6 million and $5.3 million, respectively, for the second quarter and first six months of 2001, as compared with $2.7 million and $5.2 million, respectively, for the same periods of the previous year. The decrease for the quarter was mainly due to lower commissions on decrease sales. The year to date increase in marketing and selling costs was mainly attributable to increased advertising and additional sales resources in Asia. As a percentage of net sales, marketing and selling expenses for the second quarter and first six months of 2001 increased to 13.6% and 13.5%, respectively, as compared to 8.5% and 8.9%, in the same prior year periods. The increase as a percent of sales is due to the lower sales base.

      General and administrative expenses decreased by $241,000 and $316,000 or 10.7% and 7.0% for the second quarter and first six months of 2001, respectively, as compared to the same periods of the previous year. The decrease in spending for the second quarter and first six months of 2001, as compared to the same period a year ago was mainly due to decreased salaries and bonuses in 2001. As a percentage of net sales, general and administrative expenses for the second quarter and first six months of 2001 increased to 10.4% and 10.7%, respectively, as compared to 7.2% and 7.8% for the same periods in the previous year.

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

Factors Affecting Future Operating Results

      From time to time, information provided by Sipex, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including in this form 10-Q/A) may contain statements which are not historical facts, so called “forward-looking statements”, and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures and statements regarding the pending litigation against the Company) constitute “forward-looking” statements. Sipex’s actual future results may differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in Sipex’s other filings with the Securities and Exchange Commission, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Registration Statement on Form S-3 filed on May 24, 2001.

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

      Investment Rate Risk — The Company’s financial instruments are primarily money market funds. The Company does not believe these money market funds have a material exposure to interest rate risk.

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

      The term of office for the following directors continued after the meeting: James E. Donegan, Douglas M. McBurnie and Manfred Loeb.

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibit 10.1*	Comerica Bank — California Waiver
	Exhibit 10.2*	Deed of Reconveyance and Termination of Lease
* Previously filed as exhibits to the Company’s 10-Q for the quarterly period ended June 30, 2001, dated August 14, 2001.

b)	Reports on Form 8-K
None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

Date: March 28, 2002	/s/ FRANK R. DIPIETRO

Frank R. DiPietro
Executive Vice President, Finance Chief Financial Officer & Treasurer
(Duly Authorized Officer & Principal Financial Officer)