Form 10-Q/A
period 2001-09-29
SIPEX CORP
filed 2002-04-02
CIK 1007800

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

Yes [X] No [ ]

      There were 24,909,434 shares of the Registrant’s Common Stock issued and outstanding as of March 22, 2002.

SIPEX CORPORATION

FORM 10-Q/A
NINE MONTHS ENDED SEPTEMBER 29, 2001

      This Amendment to the Registrant's Quarterly Report on Form 10-Q, as filed by the registrant on November 13, 2001, is being filed to (i) amend the financial statements included in Part I Item 1 for a $1.2 million increase in the reserves for distributors which is being recorded as of the second quarter of 2001 and (ii) amend the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I Item 2 for the increase in the reserves for distributors which is being recorded in the second quarter of 2001.

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

*No information provided due to inapplicability of item.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Restated
	Sept 29,	December 31,
	2001	2000

	(Unaudited)	(Audited)

ASSETS:

Current Assets:

Cash and cash equivalents	$3,199	$1,732

Accounts receivable, less allowances of $2,628 and $2,889 at September 29, 2001 and December 31, 2000, respectively	13,415	20,688

Inventories	29,372	33,324

Deferred income taxes-current	5,996	5,515

Prepaid expenses and other current assets	2,571	1,504

Total current assets	54,553	62,763

Restricted cash equivalents and securities	—	36,750

Property, plant, and equipment, net	66,272	32,993

Intangible assets (net of accumulated amortization)	3,078	3,360

Deferred income taxes	23,618	12,713

Other assets	177	189

Total assets	$147,698	$148,768

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:

Accounts payable	$6,574	$10,583

Accrued expenses	5,047	5,372

Deferred income	1,732	1,963

Total current liabilities	13,353	17,918

Long-term debt	7,344	7,057

Other long-term liabilities	—	996

Total liabilities	20,697	25,971

Shareholders’ equity:

Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at September 29, 2001 and December 31, 2000, respectively	—	—

Common stock, $.01 par value, 40,000 shares authorized and 24,732 and 22,502 shares issued and outstanding at September 29, 2001 and December 31, 2000, respectively	247	225

Additional paid-in capital	146,990	124,897

Accumulated deficit	(20,007)	(2,211)

Accumulated other comprehensive loss	(229)	(114)

Total shareholders’ equity	127,001	122,797

Total liabilities and shareholders’ equity	$147,698	$148,768

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

			Restated
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

Net sales	$15,031	$35,711	$54,097	$93,848

Cost of sales	18,282	20,531	58,750	57,125

Gross profit (loss)	(3,251)	15,180	(4,653)	36,723

Operating expenses:

Research and development	2,742	3,333	10,301	9,450

Marketing and selling	2,421	2,637	7,708	7,805

General and administrative	1,703	2,203	5,883	6,700

Restructuring and facility exit costs	—	—	177	—

Total operating expenses	6,866	8,173	24,069	23,955

Income (loss) from operations	(10,117)	7,007	(28,722)	12,768

Other income (expense), net	(479)	408	(452)	1,452

Income (loss) before income taxes	(10,596)	7,415	(29,174)	14,220

Income tax expense (benefit)	(4,133)	2,669	(11,378)	5,119

Net income (loss)	$(6,463)	$4,746	$(17,796)	$9,101

Net income (loss) per common share-basic	$(0.26)	$0.21	$(0.75)	$0.41

Net income (loss) per common share-assuming dilution	$(0.26)	$0.20	$(0.75)	$0.38

Weighted average common shares outstanding-basic	24,732	22,178	23,743	22,017

Weighted average common and common equivalent shares outstanding-assuming dilution	24,732	24,078	23,743	23,655

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	Restated
	Sept 29,	Sept 30,
	2001	2000

Operating activities:

Net income (loss)	$(17,796)	$9,101

Adjustments to reconcile net income (loss) to net cash used in operating activities:

(Increase) decrease in deferred income taxes	(11,386)	106

Allowance for receivables	2,190	734

Depreciation and amortization	6,184	4,247

Change in other long-term liabilities	(1,396)	—

Changes in current assets and liabilities:

Decrease (increase) in accounts receivable	5,083	(9,999)

Decrease (increase) in inventories	3,952	(8,843)

Increase in prepaid expenses and other current assets	(1,067)	(665)

Decrease in other assets	12	38

(Decrease) increase in accounts payable	(4,009)	1,775

Decrease in accrued expenses	(325)	(1,468)

(Decrease) increase in deferred income	(231)	797

Net cash used in operating activities	(18,789)	(4,177)

Investing activities:

Proceeds from maturity of investment securities	—	5,734

Proceeds from restricted cash	36,750	—

Purchase of property, plant, and equipment	(38,781)	(12,490)

Net cash used in investing activities	(2,031)	(6,756)

Financing activities:

Proceeds from issuance of common stock	22,115	11,918

Net proceeds from debt obligations	287	1,755

Net cash provided by financing activities	22,402	13,673

Effect of foreign currency translation adjustments	(115)	(75)

Increase in cash and cash equivalents	1,467	2,665

Cash and cash equivalents, beginning of period	1,732	1,355

Cash and cash equivalents, end of period	$3,199	$4,020

Supplemental cash flow information:

Cash paid during the period for:

Income taxes	$(238)	$522

Interest	$491	$—

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

      As a result of the revision discussed above, we restated our revenues and results of operations for the second quarter of 2001. The effect of these adjustments to the third quarter of 2001 was to decrease accounts receivables from $14.6 million to $13.4 million, decrease total assets from $148.4 million to $147.7 million, and increase the accumulated deficit from $19.3 million to $20.0 million. In addition, we are restating the Company’s nine-month results reported for the third quarter of 2001 to reflect the changes to second quarter revenues and results of operations.

      For the nine months ended September 29, 2001, the impact is as follows:

	Nine Months Ended
	September 29, 2001
	As Reported	As Restated

	(in thousands, Except per share amounts)
Total Revenue	$55,320	$54,097
Gross profit	(3,430)	(4,653)
Net income (loss)	(17,050)	(17,796)
Net income (loss) per common share-basic	$(0.72)	$(0.75)
Net income (loss) per common share-assuming dilution	$(0.72)	$(0.75)

2. Significant Accounting Policies

   Revenue Recognition

      Beginning in the fourth quarter of 2000, the Company began deferring revenue on shipments to the Company's largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes price concession and return rights the potential impact of which the Company believed it could no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment because these distributors have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, the Company accrues for estimated sales returns upon shipment. Revenue from these orders is recognized at the time of shipment. Revenue from engineering service contracts is recorded as performance is completed.

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

      As a result of the revision discussed above, we restated our revenues and results of operations for the second quarter of 2001. The effect of these adjustments to the third quarter of 2001 was to decrease accounts receivables from $14.6 million to $13.4 million, decrease total assets from $148.4 million to $147.7 million, and increase the accumulated deficit from $18.3 million to $20.0 million. In addition, we are restating the Company’s nine-month results reported for the third quarter of 2001 to reflect the changes to second quarter revenues and results of operations.

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

	Three Months Ended			Nine Months Ended

			Percentage			Percentage
	Sept 29,	Sept 30,	Increase	Sept 29,	Sept 30,	Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)

Net sales	100.0%	100.0%	(57.9)%	100.0%	100.0%	(42.4)%

Cost of sales	121.6	57.5	(11.0)	108.6	60.9	2.8

Gross profit (loss)	(21.6)	42.5	(121.4)	(8.6)	39.1	(112.7)

Operating expenses:

Research and development	18.3	9.3	(17.7)	19.0	10.1	9.0

Marketing and selling	16.1	7.4	(8.2)	14.3	8.3	(1.2)

General and administrative	11.3	6.2	(22.7)	10.9	7.1	(12.2)

Restructuring and facility exit costs	—	—	N/A	0.3	—	N/A

Total operating expenses	45.7	22.9	(16.0)	44.5	25.5	0.5

Income (loss) from operations	(67.3)	19.6	(244.4)	(53.1)	13.6	(325.0)

Other income (expense), net	(3.2)	1.2	(217.4)	(0.8)	1.6	(131.1)

Income (loss) before income taxes	(70.5)	20.8	(242.9)	(53.9)	15.2	(305.2)

Income tax expense (benefit)	(27.5)	7.5	(254.9)	(21.0)	5.5	(322.2)

Net income (loss)	(43.0)%	13.3%	(236.2)%	(32.9)%	9.7%	(295.5)%

      Net sales for the third quarter decreased 57.9% to $15.0 million and decreased 42.4% to $54.1 million for the first nine months of 2001, as compared to the same periods last year. The decreases for the third quarter and year-to-date 2001, as compared to the respective prior year periods, were primarily due to the global slowdown in the semiconductor technology end-markets resulting in lower shipment levels. During the third quarter of 2001, net sales were further reduced by the disruptive effects of the events of September 11, 2001, which caused shipping delays to and from the Company’s assembly contractors due to interruptions in commercial aviation schedules and delays due to increased security measures at the customs houses. Net sales were also reduced in the 2001 periods by reductions in the selling price of some of the Company’s telecommunication products. Year-to-date 2001 net sales were also effected by $4.5 million in the first quarter of 2001, which related to the timing of revenue recognition for sales into distribution, which was adopted by the Company in the fourth quarter of 2000. The $4.5 million represented sales of inventory into distribution for which revenue was previously recognized and therefore reduced sell-through revenue for this distributor. In addition, year to date sales were decreased by the provision of $1.2 million in distributor reserves for returns from two Asian distributors, which was recorded in the second quarter. These returns were in excess of the contractual provisions with these distributors but were deemed warranted by management given the unfavorable market conditions. International sales were 72.3% and 69.1% of net sales for the third quarters of 2001 and 2000, respectively. For the first nine months of 2001, international sales were 63.0%, as compared to 71.8% for the same period in 2000. Third quarter and year-to-date 2001 sales decreased in all regions except for Europe, as compared with the respective 2000 periods. Sequentially, third quarter sales decreased in all regions except for Europe, as compared to the second quarter of 2001.

      Gross profit was a (loss) of $(3.2) million and $(4.7) million for the third quarter and first nine months of 2001, respectively, as compared to gross profit of $15.2 million and $36.7 million for the respective prior year periods. As a percentage of net sales, gross profit was a loss of (21.6)% and (8.6)% for the third quarter and first nine months of 2001, respectively, as compared to a profit of 42.5% and 39.1% for the same periods last year. The decreased gross profit for the third quarter and first nine months of 2001, as compared to the respective prior year periods, was mainly due to the higher operating costs of the Hillview fab, lower capacity utilization, wafer fab yield and the lowered selling prices of some of the Company’s telecommunication products.

      Research and development expenses for the third quarter of 2001 decreased $591,000 or 17.7% and increased $851,000 or 9.0% for the first nine months of 2001 over the respective prior year periods. The reduction in the third quarter of 2001 from the prior year respective quarter was due to cost saving measures taken by the Company due to the continued slowness in the semiconductor industry. The year-to-date increase in 2001 over the same prior year period was mainly due to continued process development in the new wafer fabrication facility and increased new product development expenses during the first half of the year, partially offset by the third quarter 2001 spending decreases. As a percentage of net sales, research and development increased to 18.3% and 19.0% for the third quarter and first nine months of 2001, respectively, as compared to 9.3% and 10.1% for the same periods in the previous year. The increases as a percentage of net sales in the 2001 periods were mainly due to the decreased sales base.

      Marketing and selling expenses decreased 8.2% and 1.2% to $2.4 million and $7.7 million, respectively, for the third quarter and first nine months of 2001, as compared with $2.6 million and $7.8 million, respectively, for the same periods of the previous year. The decreases for the quarter and first nine months of 2001 was mainly due to lower commissions on decreased sales and was partially offset by increased advertising and additional sales resources in Asia. As a percentage of net sales, marketing and selling expenses for the third quarter and first nine months of 2001 increased to 16.1% and 14.3%, respectively, as compared to 7.4% and 8.3%, in the same prior year periods. The increase as a percent of sales is due to the lower sales base.

      General and administrative expenses decreased by $500,000 and $817,000 or 22.7% and 12.2% for the third quarter and first nine months of 2001, respectively, as compared to the same periods of the previous year. The decrease in spending for the third quarter and first nine months of 2001, as compared to the same period a year ago was mainly due to controls over spending and decreased salaries and bonuses in 2001. As a percentage of net sales, general and administrative expenses for the third quarter and first nine months of 2001 increased to 11.3% and 10.9%, respectively, as compared to 6.2% and 7.1% for the same periods in the previous year. The increase as a percent of sales is due to the lower sales base.

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

Liquidity and Capital Resources

      At September 29, 2001, the Company had working capital of $40.7 million and available funds of $3.2 million consisting of cash and cash equivalents.

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

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibit 10.1 Comerica Bank — California Waiver
Previously filed as an exhibit to the Company’s 10-Q for the quarterly period ended September 29, 2001, dated November 9, 2001.

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