Form 10-K
period 2001-12-31
SIPEX CORP
filed 2002-04-02
CIK 1007800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Registrant’s telephone number, including area code: (978) 667-8700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

The aggregate market value of common stock held by non-affiliates of the registrant at March 22, 2002 was approximately $274,000,000 based upon $11.00 per share, the last reported sale price of the common stock on The Nasdaq National Market on that date. The number of shares of the registrant’s common stock outstanding at March 22, 2002 was 24,908,434.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of information from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2002.

PART I

Item 1. Business:

Company Overview

     Sipex Corporation is a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits (ICs) that are used primarily by original equipment manufacturers (OEMs) operating in the historically high growth markets of computing, communications and networking infrastructure.

     While advances in digital technology have fueled the demand for digital integrated circuits, they have also created a rapidly growing demand for more precise, faster and more power efficient analog ICs. Sipex possesses a broad portfolio of analog ICs, organized into four product families: power management, serial interface, analog display and the newly created optical storage. Sipex uses its facility in Milpitas, California and a number of third party vendors to fabricate, package and test its ICs. Sipex’s products are sold either directly or through a global network of manufacturers’ representatives and distributors.

Semiconductor Industry Overview

     Integrated circuits, the essential building blocks of today’s electronic products, are classified as either digital or analog ICs. Digital ICs (e.g. memory products, microprocessors and DSPs), process binary signals composed of strings of “0s” and “1s”. Often they are constrained by market-based standards and depend on a company’s ability to design and manufacture very large-scale circuits, using expensive, state-of-the-art process technologies that minimize device size.

     Analog ICs transform signals derived from the physical environment or monitor and condition analog signals derived from external electronic inputs. By contrast with digital ICs, analog ICs are most often designed and optimized for specialized applications in niche markets. Their development and successful market adoption require close customer contact and the deployment of small, tightly coordinated teams of experienced and highly skilled engineers who understand the complex interrelations of the IC with its layout, process technology, packaging and end application.

     Although analog and digital IC manufacturers share the vagaries of the semiconductor industry: e.g., cyclical market demands, capacity limitations, occasional oversupply, manufacturing variation, accelerated product life cycles, price erosion, global competition, capital equipment expenditures and rapid technology changes, analog IC manufacturers are often less adversely affected by them, with exception of the recent downturn in the market. Product life cycles in the analog IC market tend to be longer and customer pricing less volatile because competition, particularly foreign competition, is limited and customers often avoid major changes in the analog portions of their products due to the design complexities involved. The capital expenditures for analog IC manufacturers are lower because their fabrication processes are focused on device matching and careful layout and do not require frequent and expensive equipment upgrades or replacements to remain competitive.

Sipex’s Business Strategy

     Sipex realizes that remaining competitive in the analog IC market depends on developing and supplying customers in its target markets with a broad portfolio of synergistic standard product choices that offer features, performance and pricing which enable and enhance their end products. Sipex has responded to this realization by maintaining close working relationships with strategic key customers, creating and following future directed product and technology roadmaps, and shortening its product development cycles to permit the rapid introduction of new products.

Sipex Markets, Applications and Products

     Sipex focuses on selling its integrated circuits into specific applications in three major markets: networking and communications, computer and digital peripherals, and industrial controls and instrumentation. The markets, their end applications and the product lines involved are recorded on page 4.

     The customer end products in these three target markets are driven by the same requirements: higher operating efficiency, more power at lower voltages, and faster data transfer. These “must haves” provide numerous opportunities for Sipex to develop niche specific power management, serial interface, display driver, and optical storage ICs with unique feature sets that are optimized for a wide variety of devices, ranging from power modules in routers to pick up heads in CD/DVD systems.

     Sipex currently supports over 1300 products in four active product categories. These mostly innovative, proprietary products are optimized for specific end applications that require unique feature sets, specific electrical performance criteria (speed, precision, power, etc.), and/or additional system-level integration. Sipex focuses on developing these products as standard analog ICs in order to serve larger markets and reduce the risk of dependency on single customer requirements.

     Power Management Products - These circuits regulate, control, monitor or provide the reference voltage for a system or portion of a system. DC/DC regulators and PWM/PFM controllers convert voltage up or down within a system and provide a controlled level of power to the system, independent of normal operating load, line and temperature fluctuations. Supervisory ICs monitor power levels and notify controller ICs of out-of-range power conditions. Voltage references establish benchmark voltages within systems and provide constant outputs independent of temperature and other operating variations.

     The power management product portfolio continued to expand in 2001 with more DC/DC regulators and controllers. These new products delivered key benefits to portable power and distributed power applications, providing better power efficiency, increased miniaturization and more power at lower voltage levels.

     Interface Products - Interface products facilitate the transfer of digital signals between or within electronic systems and ensure reliable connectivity between networks, computers and the rapidly expanding mix of digital peripherals and portable devices that connect to them. The single protocol RS-232 and RS-485 transceivers comply with international standards in delivering multi-channel digital signals between two parties. The multi-protocol transceivers enable network equipment to communicate with a large population of peripherals that use a diverse set of serial protocol standards without the added burden of multiple add on boards and cables.

     Low voltage, serial interface ICs produced this year are popular in a variety of digital peripherals including data cables for PDAs, cellular phones and digital still cameras. Multi-protocol ICs continue to be used in networking and telecommunications equipment.

     Analog Display Products – Electroluminescent lamp drivers are DC/AC switches that develop high voltage AC signals from low voltage battery sources. When a high voltage is applied across electroluminescent material, the material fluoresces, providing backlighting for LCD displays. This technology is used in cell phones, PDAs, watches, pagers, remote controls and other portable devices. In addition to generic lamp driver ICs, Sipex offers specialized electroluminescent lamp drivers for specific applications.

     Optical Storage Products – The optical storage product family is a recent addition to the Sipex product portfolio. Although no production orders were shipped in 2001 from this family, intense research and development activity was ongoing and limited sampling of strategic customers occurred. The family is focused on providing complete electronic solutions for pick up heads used in optical storage systems such as CD and DVD devices.

     The family currently consists of photo-detector ICs, advanced power control ICs and laser diode drivers. The photo-detector ICs capture a portion of the light reflected from the optical storage medium, convert it to a set of electronic digital signals and forward these along for processing. The reflected light contains both data and tracking information. The advanced power control ICs capture a portion of the optical power coming from the laser and feed it back into a control system that regulates laser intensity. This control function is used to prevent damage to the laser diode and extend the life of the system. For both of these functions, Sipex has developed a new technology that permits the photo-detection functions to be incorporated with their signal conditioning circuitry. This functional integration enables faster read speeds and smaller footprints in DVD-R/W, DVD-RAM and CD-R/W systems.

     Sipex has also developed a family of laser diode drivers that excite the laser diode in the pick up head. The Sipex devices are designed to drive two lasers at high speed. This allows the customer to build a 780nm and 650nm system on one pick up head for combo CD/DVD devices.

     By offering the three products families, Sipex is able to provide complete silicon solutions to CD/DVD manufacturers of optical pick up heads.

     Legacy Products – Legacy products include data converters and assembled products. Data converter products are incorporated into systems that translate real world (analog) events into digital data which can be manipulated by a microprocessor. Sipex’s analog-to-digital and digital-to-analog products are components that allow microprocessors to monitor real world conditions and then control responses to the conditions monitored. The main focus of Sipex’s product offerings has been high performance 12-bit analog-to-digital and digital-to-analog converters. Sipex believes that the data converter marketplace for 12-bit products is highly fragmented and design wins are characterized by long life cycles. The primary markets served by Sipex are industrial controls, instrumentation and test equipment. Sipex expects sales of data converter products to continue to decline in future years as Sipex continues to focus resources on its target markets.

     In the fourth quarter of 2000, Sipex adopted an end-of-life strategy for the discontinuance of its line of assembled products that were supplied principally to commercial customers for aerospace and military applications. Sipex is not currently designing new products for the military market.

     The following table lists examples of user applications and Sipex products sold into our target markets.

Served Market	User Application	Key Product Families

Networking/ Communications	Routers	DC-DC Regulators
	Switches, Bridges, Hubs	Linear Regulators
	Access Devices	Low Dropout Regulators
	Power Supplies	Voltage References
	Cable and XDSL Modems	PWM/PFW Controllers
	Set Top Boxes	Supervisory ICs
	Internet Appliances	Line Drivers
	Cellular Phones	Line Receivers
	Pagers	Multi-protocol ICs
Fax Machines
Channel Service Units/
Data Service Units
GPS Sets
Two-way Radios
Cordless Phones
Satellites
Base Stations
PBX Switches

Computers and Digital Peripherals	Servers	DC-DC Regulators
	Workstations	Linear Regulators
	Notebook PCs	Low Dropout Regulators
	Desktop PCs	Voltage References
	CD/DVD Drives	PWM/PFW Controllers
	PDAs	Supervisory ICs
	Point-of-sale Terminals	Charge Pumps
	Printers	Photo-detector ICs
	Digital Cameras	Advanced Power Control ICs
	MP3 Players	Laser Diode Driver ICs
	Power Supplies	Line Drivers
	Watches	Line Receivers
USB Switches
EL Lamp Drivers

Industrial Controls & Instrumentation	Test Equipment	DC-DC Regulators
	Robotics	Linear Regulators
	Data Recorders	Low Dropout Regulators
	Analyzers	Voltage References
	Meters	PWM/PFW Controllers
	Factory Automation	Supervisory ICs
	Automotive	Line Drivers
Instrumentation

Sales, Distribution and Marketing

     Sipex sells its products to OEM customers through a direct sales force, a network of independent sales representatives and a small number of independent distributors. The direct sales force consists of regional sales managers and field applications engineers who support our sales representatives, distributors and customers with a variety of sales and technical support. Our sales staff and field application engineers also manage, train and support our network of distributors and representatives. The sales and field applications staff are located in our Billerica and Milpitas facilities and in field offices in China, France, Germany, Japan, Korea, Taiwan and the United Kingdom.

     Sipex continually seeks to broaden its customer base by increasing sales through its distributor network. Domestic and international distributor sales were 43.9%, 51.8% and 28.8% of net sales in 2001, 2000 and 1999, respectively.

     In North America and Europe, Sipex sells its products principally through one distributor, Future Electronics, who is our largest distributor, and accounted for 21%, 23% and 17% for the years ended December 31, 2001, 2000 and 1999, respectively. Distributor sales to these regions in 2001, 2000 and 1999 were approximately $13.5 million, $24.6 million and $15.2 million, respectively, representing 18.5%, 21.5%, and 16.9% of total net sales, respectively. Sipex has entered into a distributor agreement that provides for this distributor to act as our sole distributor for certain products within these territories. Sales to this distributor are made under an agreement that provides protection against price reduction for their inventory of Sipex products. Sipex maintains a separate price list for products sold to the distributor, which reflects discounts from the prices charged to customers in direct sales transactions. On a semi-annual basis, this distributor is permitted to return for credit a total of 10% of its total purchases during the most recent six-month period. We recognize revenue on sales to this distributor under the distribution agreement when the distributor reports to us the products have been sold through to the end customer. For sales to all other customers we recognize revenue upon shipment.

     In Japan and the Far East, Sipex sells its products through 13 distributors. Distributor sales to these regions in 2001, 2000 and 1999 were approximately $18.3 million, $34.8 million and $14.6 million, respectively, representing 25.4%, 30.3%, and 16.3% of total net sales, respectively. Substantially all sales to these international locations are denominated in U.S. dollars. Sipex maintains separate price lists for products sold to distributors, which typically reflect discounts from the prices charged to customers in direct sales transactions. Sales to these distributors do not include protection against price reductions by Sipex on items that are included in their inventory of Sipex products. On a semi-annual basis, these distributors are permitted to return for credit against product purchases of an equivalent dollar value, up to 5% of their total purchases during the most recent six-month period.

     In North America, Sipex also sells its products through 19 independent sales representative organizations having approximately 38 offices. In Europe there are 10 sales representative organizations. In Asia and Japan, with the exception of one representative for Australia, all of the revenue is generated by distributors. These independent entities are selected for their ability to provide effective field sales, marketing communications and technical support to Sipex’s customers. Sipex has entered into Sales Representative Agreements with each of its independent sales representatives. These agreements typically permit sales representatives to act as an exclusive or a non-exclusive sales representative in appropriate circumstances. Sales representatives directly solicit orders for Sipex’s products, which Sipex fills either directly with the customer or through distribution, generating a commission paid by Sipex to the sales representative.

     Sipex is subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, Sipex has not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future. Sipex currently does not have a policy relating to hedging.

     Our marketing team develops long term product and technology roadmaps based on first hand market knowledge, close customer links, industry experience, and a variety of public and private market data. Detailed technical information in the form of data sheets, application notes and tutorials is posted on Sipex’s website and a variety of technical and sales materials are printed and distributed to customers, sales representative and distributors. Sipex engages in print advertising to raise market awareness of our products and services.

Customers

     Our customer base is comprised of merchant manufacturers, electronics distributors and customers with captive manufacturing operations. The captive manufacturers use our products as integral components in their equipment and systems. In certain cases, we sell our products to a subcontract-assembly company specified by the captive manufacturer. The merchant manufacturers typically function as original equipment manufacturers (OEMs) as well as suppliers of sub-systems to other OEMs.

     The end users of our products, of which Snecma accounted for ten percent of direct net sales in 2001, include Cisco Systems, Hewlett-Packard, Nortel, Alcatel, Lucent Technologies, ADC Telecommunications, Dell, Lexmark, Schlumberger, Xerox, Symbol, 3Com and IBM in the networking/data communications markets; Timex, 3Com, Casio, ETA Swatch, Seiko, Sharp and Handspring in the consumer markets; Motorola, Garmin, Hyundai, L.G. Information Systems, Samsung, NEC and Cidco in the telecommunications markets; and Andover Controls, Siemens and Honeywell in the industrial controls market. Customers incorporating our high reliability assembled products in military applications include Honeywell, Raytheon,

Snecma, BF Goodrich, Space Systems/Loral and Lockheed Martin.

Backlog

     Our product backlog was approximately $22.3 million at December 31, 2001 compared to $49.1 million at December 31, 2000. The decrease in Sipex’s backlog as of December 31, 2001 reflects the reduced sales and bookings as a result of the slowdown in the semiconductor industry. We generally include in backlog all orders scheduled for delivery within one year. However, our business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Sipex generally permits orders to be canceled or rescheduled without significant penalty to customers, as indicated in our fourth quarter of 2000 results and press releases. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenues.

Manufacturing

     Sipex has a wafer fabrication facility in Milpitas, California and has assembly operations in Billerica, Massachusetts. Sipex’s wafer fabrication facility commenced manufacturing operations in the second half of 1999. The Milpitas wafer fabrication facility is used to produce both four-inch and six-inch diameter wafers for use in the production of Sipex devices. Sipex’s facilities have been certified as ISO-9001 compliant. Sipex closed its Fremont facility in the second quarter of 2001 after transitioning the last of the manufacturing operations into the Milpitas facility.

     Sipex broadens its manufacturing capabilities by using third-party foundries to produce junction isolation complementary metal-oxide semiconductor (CMOS) processed wafers and BiCMOS processed wafers. The use of third-party foundries enables Sipex to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. Sipex uses a variety of third-party foundries to supply fully processed semiconductor wafers for its CMOS, BiCMOS and bipolar products. All of these foundries have been certified as ISO-9001 compliant. Sales of these products collectively represented 26.4% of Sipex’s net sales in 2001, although this was made up of approximately 32% in the first half of 2001 and 18% in the last half of 2001. Sales of these products were 30.2% in 2000 and 35.8% in 1999.

     In the third and fourth quarters of 1999, our allocation of wafers produced by one third-party foundry was significantly reduced. This shortage continued for most of 2000 into the first half of 2001, resulting in an increased cost of these wafers. We have transitioned production of many of these wafers into our Milpitas facility. We have qualified certain products to begin production in our facility and are continuing the process for the remaining devices. Our basic process technologies include silicon gate CMOS and BiCMOS processes. We also have two complementary bipolar processes. Our bipolar processes provide switching characteristics required for many linear circuit functions. The CMOS and BiCMOS processes are typically used in circuits where high voltage, high power and low noise are necessary.

     Sipex tests integrated circuits or “die” on the wafers produced by Sipex and its foundries for compliance with performance specifications before assembly. Sipex’s commercial products are assembled by a variety of subcontractors in Malaysia, Indonesia and other locations in Asia which have been certified as ISO-9002, QS 9000, and ISO-14000 compliant. Following assembly, the packaged units are either returned to Sipex for final testing and inspection or are tested and inspected offshore before shipment to customers. Sipex manufactures its precision high-reliability assembled products in Billerica, Massachusetts. Sipex is in conformance with stringent quality and reliability requirements for military and aerospace applications.

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

Patents, Licenses and Trademarks

     Sipex seeks to protect its proprietary technology through patents and trade secret protection. Currently, Sipex holds a number of patents expiring between now and 2020 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While Sipex intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, Sipex believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, Sipex also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that Sipex’s patents or applicable trade secret laws will provide adequate protection for Sipex’s technology against competitors who may develop or patent similar technology or reverse engineer Sipex’s products. In addition, the laws of certain territories in which Sipex’s products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect Sipex’s products and intellectual property rights to the same extent as the laws of the United States.

     Pursuant to license agreements, Sipex pays a royalty to Timex Corporation for certain electroluminescent product sales, to Maxim Integrated Products and Analog Devices for certain interface product sales and to the Lemelson Medical, Education and Research Foundation.

Research and Development

     Sipex believes that continued introduction of new products in its target markets is essential to its growth. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring diverse competencies to achieve customers’ desired performance. Sipex supports its key designers with an infrastructure of product and test engineers who perform various support functions and allow the designer to focus on the core elements of the design.

     In 2001, 2000 and 1999, Sipex spent approximately $12.9 million, $13.2 million and $10.6 million, respectively, on research and development, representing 17.9%, 11.5% and 11.8%, respectively, of net sales for these periods. Sipex expects that expenditures in support of research and development activity will increase in absolute dollars in the near future as per historic trends.

     Sipex’s ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. Sipex’s research and development efforts are directed primarily at designing and introducing new products and technologies. Sipex continually upgrades its internal technology while also working with foundries to develop new technologies for new generations of products. In addition, Sipex continually refines its manufacturing practices and technology to improve yields of its products.

Competition

     Sipex competes in the high performance segment of the analog integrated circuit market. The analog integrated circuit segment of the semiconductor industry is intensely competitive and many major semiconductor companies presently compete or could compete with Sipex in the same arena. Sipex’s current primary competitors in the high-performance segment of the analog circuit market include Analog Devices, Intersil, Linear Technology, Maxim Integrated Products, Micrel Semiconductor, National Semiconductor, On Semiconductor, Semtech and Texas Instruments. Our primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than Sipex. Although foreign companies active in the semiconductor market have not traditionally focused on the high performance analog market, many foreign companies have the financial and other resources to participate successfully in these markets and may become formidable competitors in the future.

     Sipex believes that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors than price in our target markets because we compete primarily during the customer’s design-in stage of product development. At this stage, we have had pricing pressure on commodity products, particularly in the second through fourth quarters of 2001.

     Sipex believes that, by virtue of our analog expertise and rigorous design methodology, we compete favorably in the areas of rapid product introduction, product innovation, quality, reliability and performance, but may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities.

Employees

     At December 31, 2001, we had 442 full-time employees, as compared with 597 employees in the prior year. During 2001, we implemented certain cost controls as a result of the global slowdown in the semiconductor industry, which included a reduction in headcount and mandatory shut-down time. We believe that our future success will depend, in part, on our ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 2.  Properties:

     Sipex’s corporate office is located in Billerica, Massachusetts. Information regarding our principal plants and properties appears below:

		Approximate	Owned Or	Lease
		Facility Size	Leased: Land	Expiration
Location	Description	(Square Feet)	Area Owned	Date

Billerica, MA Milpitas, CA San Jose, CA Munich, Germany Tokyo, Japan Zaventem, Belgium Shenzhen, China Taipei, Taiwan	Manufacturing General Office Manufacturing General Office Manufacturing General Office General Office General Office General Office General Office	63,280 91,200 12,500 1,600 2,500 6,000 2,670 1,400	Leased Owned Leased Leased Leased Leased Leased Leased	01/31/2008 12/31/2004 02/28/2003 01/31/2003 09/30/2009 04/30/2002 06/30/2002

     We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

Item 3.  Legal Proceedings:

     Sipex may become involved in various legal actions arising, including securities class actions and other actions, in the ordinary course of business. Between July 10 and July 19, 2001, two virtually identical purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, captioned “Darren Suprina v. Sipex Corp. et al” (C.A. No. 01-11185-DPW) and “Doug Howell v. Sipex Corp. et al” (C.A. No. 01-11243-DPW). The suits name as defendants Sipex and certain officers of Sipex. The suits are purportedly brought on behalf of a class of all persons who purchased Sipex’s common stock from July 20, 2000 through and including January 11, 2001. The suits allege, among other things, that Sipex’s financial statements for the second and third quarters of fiscal year 2000 contain misstatements and assert violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. The suits seek an unspecified award of damages. Sipex believes that the allegations in the complaints are without merit and intends to contest them vigorously. At December 31, 2001, no provision was made for any potential costs related to these matters as management concluded it was not probable that any loss would be incurred.

Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of Sipex’s security holders during the quarter ended December 31, 2001.

Executive Officers of SIPEX

     Information relating to the executive officers of Sipex is set forth below. All officers held office as of December 31, 2001.

Name, Age & Position	Business Experience

James E. Donegan – Age 56	Mr. Donegan joined Sipex in April 1985
Chairman, Chief Executive Officer and	as Chairman of the Board, Chief
Director	Executive Officer and President of
Sipex. Mr. Donegan currently serves as a
Director of Genesis Microchip Inc., a
manufacturer of video semiconductors.
Before joining Sipex, Mr. Donegan held
the position of Group Vice President of
the Electronic Components Group at
Midland Ross Corp.

Frank R. DiPietro – Age 54	Mr. DiPietro joined Sipex in December
Executive Vice President, Finance, Chief	1983 as Chief Financial Officer and
Financial Officer, Treasurer and Clerk	Treasurer. He was appointed Vice
President of Finance in January 1985,
Senior Vice President in June 1985 and
Executive Vice President in November
1996. From November 1979 to November
to November 1983, Mr. Di Pietro served as
a Controller at Digital Equipment Corp.

Bruce W. Diamond – Age 42	Mr. Diamond joined Sipex in January 2001
President and Chief Operating Officer	as President and Chief Operating
Officer. From October 1997 to December
2000, Mr. Diamond held the position of
Senior Vice President of Operations at
Anadigics, Inc., a developer and
manufacturer of gallium arsenide (GaAs)
integrated circuits. Prior to his
tenure at Anadigics, Inc., Mr. Diamond
spent 15 years at National Semiconductor
Corporation where he held various
engineering, product line and
manufacturing positions.

Stephen E. Parks – Age 41	Mr. Parks joined Sipex in June 1999 as
Executive Vice President, Sales and Marketing	President and Chief Operating Officer.
As of January 2001, Mr. Parks has held
the position of Executive Vice President
of Sales and Marketing. From September
1995 to June 1999, Mr. Parks held the
position of Business Unit Director at
Cherry Semiconductor for the Computer
and Industrial Business Unit. From 1982
to 1995, Mr. Parks worked for AT&T
Microelectronics (now Lucent
Technologies, Inc.) where he held a
variety of management positions in
Engineering and Marketing.

Raymond W.B. Chow – Age 53	Mr. Chow joined Sipex in October 1988.
Senior Vice President, Chief Technology	He was appointed Senior Vice President
Officer	of Interface Products in August 1994 and
Chief Technology Officer in July 1998.
From March 1982 to October 1988, Mr.
Chow was President and Chief Executive
Officer of Barvon BiCMOS Technology,
Inc., a company Mr. Chow founded in
1982.

PART II

Item 5. Market for the Company’s Common Equity and Related Shareholder Matters:

     Since April 2, 1996, the date of our initial public offering, our common stock has been available for quotation on The Nasdaq National Market under the symbol “SIPX”. The following table sets forth, for the period indicated, the high and low sale prices per share as reported on The Nasdaq National Market:

Quarterly Stock Market Data

Fiscal 2001	Dec. 31, 2001	Sept. 29, 2001	June 30, 2001	March 31, 2001

Stock price range per share:
High	13.380	14.040	13.440	25.563
Low	6.000	6.440	6.531	7.656

Fiscal 2000	Dec. 31, 2000	Sept. 29, 2000	June 30, 2000	March 31, 2000

Stock price range per share:
High	45.125	49.672	34.938	44.813
Low	15.875	23.000	20.063	17.688

     On December 31, 2001, there were approximately 61 shareholders of record. We believe that the number of beneficial holders of common stock exceeds 2,935. The last reported sale price of the common stock on March 22, 2002 was $11.00 per share. We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all of our earnings to finance future growth and therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.   Selected Consolidated Financial Data:

     Selected financial data for the last five years appear below (in thousands, except per share data):

	Years ended December 31,

Operating Results:	2001	2000	1999 *	1998 *	1997 *

Net sales	$72,062	$114,620	$89,820	$91,961	75,289
Gross profit (loss)	(1,496)	36,490	32,593	39,773	29,951
As a % of net sales	(2.1)%	31.8%	36.3%	43.2%	39.8%
Depreciation and amortization	7,038	4,649	2,528	2,392	1,961
Research & development expenses	12,858	13,159	10,623	8,407	6,951
Income (loss) from operations	(31,888)	3,473	2,321	15,438	9,901
Income (loss) before income taxes	(32,282)	5,540	3,680	16,588	10,488
Net income (loss)	(19,692)	3,917	6,099	19,429	11,418
As a % of net sales	(27.3)%	3.4%	6.8%	21.1%	15.2%
Net income (loss) per common share – basic	(0.82)	0.18	0.28	0.92	0.55
Net income (loss) per common share – assuming dilution	(0.82)	0.16	0.28	0.88	0.52
Balance Sheet and Financial Data:
Cash/short-term investments	$4,874	$1,732	$7,089	$25,791	$39,986
Restricted cash equivalents and securities	– **	36,750	36,750	24,356	–
Total assets	145,127	148,768	119,795	107,689	84,348
Long-term debt	7,396	7,057	–	516	1,217
Working capital	35,779	44,845	42,037	50,478	54,377
Current ratio	4.6	3.5	3.9	3.9	4.1
Capital expenditures	40,441 **	19,467	9,214	4,700	6,834
Shareholders’ equity	127,822	122,797	105,101	89,772	65,331

*	The financial data has been adjusted to reflect the combined operations of Sipex Corporation and Calogic as a result of the November, 1999 merger which was recorded as a pooling of interests (see Note 3 to Consolidated Financial Statements).

**	In June 2001, Sipex purchased the land, building and equipment of its Milpitas manufacturing facility for $35.0 million which was formerly under lease. Proceeds for the buyout were provided through the liquidation of $36.8 million of restricted cash that had previously secured the lease of the facility and equipment.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Certain Forward-Looking Information

     From time to time, information provided by us, statements made by our employees or information included in its filings with the Securities and Exchange Commission (including in this Form 10-K) may contain statements which are not historical facts, known as “forward-looking statements”, and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures, statements regarding the pending litigation against us, and statements regarding revenue recognition policies, including estimates of future returns) constitute “forward-looking” statements. Any such statements are not promises or guarantees but are subject to risks and uncertainties that may cause our actual future results to differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in our other filings with the Securities and Exchange Commission. Sipex disclaims any obligation to publicly update or revise any such statements to reflect any change in expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

     We are a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits, primarily for original equipment manufacturers doing business in the high growth markets of networking, computing, and communications. Our four product families, power management, serial interface, analog display and optical storage constitute a broad, synergistic portfolio of standard analog ICs that address specific applications in desktop and portable computers, optical storage, handheld digital peripherals such as PDAs, cell phones and digital still cameras, and network and telecommunications infrastructure.

     We are headquartered in Billerica, Massachusetts, have manufacturing facilities in Massachusetts and California and sales offices in China, Japan, Korea, Taiwan, Germany, Belgium and the United States and a design research facility in Belgium. We use a combination of in house and outside vendors to fabricate, package and test our ICs. Our products are sold directly, or through a global network of independent sales representatives, and a small number of independent distributors.

Results of Operations

     For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in our consolidated statements of operations.

	Years Ended December 31,

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	102.1	68.2	63.7

Gross profit (loss)	(2.1)	31.8	36.3
Operating expenses:
Research and development	17.9	11.5	11.8
Marketing and selling	13.8	9.4	10.9
General and administrative	10.3	8.4	8.8
Merger related costs	–	–	1.3
Restructuring and facility exit costs	0.2	(0.5)	0.9

Total operating expenses	42.2	28.8	33.7

Income (loss) from operations	(44.3)	3.0	2.6
Other income (expense), net	(0.5)	1.8	1.5

Income (loss) before income taxes	(44.8)	4.8	4.1

Fiscal Year Ended December 31, 2001 compared to Fiscal Year Ended December 31, 2000

     Net sales. Net sales decreased 37.1% to $72.1 million for the year ended December 31, 2001, as compared to $114.6 million for the year ended December 31, 2000. The decrease in net sales was primarily due to the global slowdown in the semiconductor technology end-markets resulting in lower shipment levels. Net sales were also reduced in 2001 by reductions in the selling price of some of our power management and interface products. Additionally, net sales were further reduced by the second quarter increase in our reserves for product returns of $1.2 million, which was based upon our decision to authorize returns from certain distributors in excess of their contractual return privileges, based upon continued slowness in the semiconductor industry. In the fourth quarter of 2001, Sipex accepted distributor orders for certain products on a discounted basis. Revenue from these orders is recognized at the time of shipment, since these orders are non-cancelable, non-returnable and for which such sales are not subject to the terms of the Company's distribution agreement with the distributor, including without limitation the price protection, restocking and other returns rights the distributor is entitled to in the agreement. Year-to-date 2001 net sales were also affected by $4.5 million in the first quarter of 2001, which is related to a change in the timing of revenue recognition on sales to our largest distributor. Effective October 1, 2000, we began to recognize revenue on sales to our largest distributor when the distributor sells our products to end users (sell through), rather than upon shipment of the product to the distributor. As of December 31, 2000, there was approximately $4.5 million of inventory shipped to this distributor for which we had recognized revenue prior to October 1, 2000; accordingly, our net sales for the fiscal year ended 2001 were impacted by that amount. Our 2001 sales were also impacted by $1.3 million of sales in the fourth quarter to our largest distributor on a discounted, non-cancellable and non-returnable basis. Approximately 62% of our net sales were derived from international customers in 2001, as compared to 53% in 2000. Geographically, in 2001, sales decreased in all regions except for Europe, as compared to 2000.

     Gross margins. Gross profit (loss) was ($1.5) million or (2.1)% of net sales in 2001 compared to $36.5 million or 31.8% of net sales in 2000. The reduction in gross profit as a percentage of net sales in 2001 from 2000 was mainly due to the higher operating costs of the Hillview fab, lower capacity utilization, wafer fab yield and the lowered selling prices on some of our power management and interface products as a result of the continued global slowdown in the semiconductor industry.

     In the second quarter of 2001, we announced that a continued softness in our business led to a reduction in the demand on our inventory. During the several quarters preceding the announcement, we had expanded our internal fabrication facility and test operations in response to forecasts of significant revenue growth in our business. However, we experienced significant customer deferrals of delivery dates and order cancellations. Due to these customer actions, we were left in a position of higher than normal levels of inventory, which based on current and forecasted demand, would not be consumed during the products’ life cycle. As a result, we took an inventory charge of $2.6 million due to the sudden and significant decrease in forecasted revenue in our business in addition to additional reserves established as part our inventory valuation process.

     Research and development. Research and development (“R&D”) expenses were $12.9 million and $13.2 million in 2001 and 2000, respectively, or 17.9% and 11.5% of net sales, respectively. The reduction in R&D expenses in 2001, as compared to 2000, was mainly due to cost saving measures taken due to the continued slowness in the semiconductor industry. The reduction included lower bonuses and discretionary spending such as travel, which were offset by continued process development in the new wafer fabrication facility. The increase as a percentage of net sales in 2001 was mainly due to the decreased sales base. Sipex has felt it important to continue to invest in research and development as future product development is critical to achieving the corporate growth plans which are achieved through the development of new products.

     Marketing and selling. Marketing and selling expenses were $9.9 million and $10.8 million in 2001 and 2000, respectively, or 13.8% and 9.4% of net sales, respectively. The dollar decrease in marketing and selling expenses in 2001 over 2000 was mainly due to lower commissions due to decreased sales and lower discretionary spending such as travel and entertainment and was partially offset by increased advertising and additional sales resources in Asia. Sipex has targeted its growth to include Asia, which is a rapidly expanding market for semiconductor products. The increase as a percent of sales in 2001 was mainly due to the lower sales base.

     General and administrative. General and administrative expenses were $7.4 million and $9.6 million in 2001 and 2000, respectively, or 10.3% and 8.4% of net sales, respectively. The dollar decrease in general and administration expenses was mainly due to controls over spending, and decreased salaries and bonuses in 2001. The increase as a percent of sales in 2001 was mainly due to the lower sales base.

      Restructuring. During 2001, we recorded charges totaling $534,000 for severance payments related to the reduction of our workforce as a result of the continued slowness in the semiconductor market. As of December 31, 2001, the total costs accrued had been paid. This charge was offset in the statement of operations by a reduction of $357,000 in the restructuring accrual which was established in the fourth quarter of 1999. The reduction in 2001 was due to the sale of the Calogic fabrication facility, which had been planned for closure in early 2001. As a result of the sale, we reduced both the facility exit and related equipment disposal costs and employee termination portions of the accrual due to the assumptions of the facility lease and assets by the new owners who retained many of the employees to whom we had planned to pay severance costs. Additionally, the Company was able to sublease a facility earlier than expected during 2000 which resulted in a reduction of the accrual for facility-related costs in 2000. The following is a summary of the 1999 restructuring activity:

	Accrual			Accrual			Accrual
	Balance	Incurred	Adjustments	Balance	Incurred		Balance
	12/31/99	2000	to Accrual	12/31/00	2001	Adjustments	12/31/00

People related costs	$640	$(507)	$—	$133	$(51)	$(82)	$—

Facility related costs	930	(332)	(425)	173	(98)	(75)	—

Equipment related disposal costs	300	—	(100)	200	—	(200)	—

	$1,870	$(839)	$(525)	$506	$(149)	$(357)	$—

      In the fourth quarter of 1999, Management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, consisting of five locations which were acquired through the merger with Calogic and accounted for as a pooling-of-interests. Total estimated costs of $1.9 million associated with the closure of the Calogic facilities included facility related costs of $930,000, costs related to the expected abandonment and disposal of less efficient and duplicate machinery and equipment of $300,000 and people related facilities exit and severance costs of $640,000.

     In the third quarter of 1999, Sipex realized net proceeds of $1.1 million from the unanticipated sale of the tangible assets of our semiconductor wafer fab located in Milpitas, California which had been written off as part of facility exit costs during 1998. This recovery of $1.1 million has been recorded as a credit to facility exit costs on the statement of operations for 1999 resulting in the reporting of net facility exit costs for 1999 of approximately $817,000.

     Interest and other income, net. Other income (expense), net was $(394,000) and $2.1 million in 2001 and 2000, respectively. The decrease in other income was due primarily to interest expense in 2001 as a result of borrowings on our bank line of credit, decreased interest income as a result of the decrease in restricted cash in the second quarter of 2001 which was used to purchase the land, building and equipment of the Milpitas wafer fabrication facility, formerly under the synthetic lease and a $292,000 increase in royalty expense due to the discontinuance of royalties paid to Sipex under a licensing agreement.

     Income tax expense. We recorded an income tax benefit of $12.6 million for 2001 compared to an income tax expense of $1.6 million for 2000, resulting in an effective income tax benefit rate of 39.0% in 2001 compared to an effective tax expense rate of 29.3% in 2000. The 2001 effective rate differs from the 2000 effective rate primarily due to the disproportionately larger impact of federal and state tax credits on the effective rate in 2000. Also see income tax discussions below in Liquidity and Capital Resources and Critical Accounting Policies.

Fiscal Year Ended December 31, 2000 compared to Fiscal Year Ended December 31, 1999

     Net sales. Net sales increased 27.6% to $114.6 million for the year ended December 31, 2000 compared to $89.8 million for the year ended December 31, 1999. The increase in net sales was primarily due to greater demand for our products and increased design wins. The increase in sales was offset by $5.1 million for a change in the timing of recognizing revenue on sales to our largest distributor and $1.7 million for additional reserves for distributor returns necessitated by the elimination of certain distributors. The $5.1 million is the result of changing the timing of recognizing revenue from when the product is shipped to our largest distributor to when the distributor sells our products through to the OEM. We made this change effective October 1, 2000 when we concluded we could no longer reasonably estimate reserves for returns and price concessions due to a change in our relationship with this certain distributor. At December 31, 2000, there was approximately $4.5 million of inventory shipped into this distributor for which revenue was recognized prior to October 1, 2000 that impacted sell-through revenue in the first quarter of 2001. Demand in fiscal year 2000 started out strong and declined in the fourth quarter due to a cyclical downturn in the industry. As a result of the reduced demand, we took order cancellations of approximately $8.0 million in the fourth quarter of 2000 from our distributors. Approximately 53% of our net sales were derived from international customers in 2000 compared to 51% in 1999. Geographically, in 2000, we experienced sales growth of 38% in Japan and the Pacific Rim countries, 28% growth in Europe and 20% growth in the U.S.

     Gross margins. Gross profit was $36.5 million or 31.8% of net sales in 2000 compared to $32.6 million or 36.3% of net sales in 1999. The 4.5% reduction in gross profit as a percentage of net sales in 2000 from 1999 was primarily due to continued high wafer pricing from subcontract manufacturers, lower capacity utilization, additional reserves for distributor returns of $1.7 million necessitated by the elimination of certain distributors in the fourth quarter, and a $3.1 million increase in inventory reserves mainly due to an end-of-life strategy for our legacy product lines (assembled products and ASSP) adopted in the fourth quarter of 2000.

     Research and development. Research and development (“R&D”) expenses were $13.2 million and $10.6 million in 2000 and 1999, respectively, or 11.5% and 11.8% of net sales, respectively. The increase in R&D expense in 2000 as compared to 1999 was due primarily to process development as well as an increase in staffing, particularly design engineering personnel and higher spending for development of mask sets and test wafers.

     Marketing and selling. Marketing and selling expenses were $10.8 million and $9.7 million in 2000 and 1999, respectively, or 9.4% and 10.9% of net sales, respectively. The dollar increase in marketing and selling expenses in 2000 over 1999 was due primarily to an increase in staffing, particularly sales personnel in our Asian operations and field application engineering.

     General and administrative. General and administrative expenses were $9.6 million and $7.9 million in 2000 and 1999, respectively, or 8.4% and 8.8% of net sales, respectively. The dollar increase in general administration expense was due primarily to increased staffing, legal, accounting and other related professional expenses.

     Restructuring. In the fourth quarter of 1999, management of Sipex and the Board of Directors approved a plan to close certain office and manufacturing facilities in California consisting of five locations, which were acquired through the merger with Calogic and accounted for as a pooling-of-interests. Total estimated costs of $1.9 million associated with the closure of the Calogic facilities included facility related costs of $930,000, costs related to the expected abandonment of less efficient and duplicate machinery and equipment of $300,000 and facilities exit and people related severance costs of $640,000. All of these costs were accrued as of December 31, 1999 and were estimated to be paid by the end of 2000, except for lease costs which were expected to be paid over a two-year period until the closed facilities could be subleased. See discussion of 2001 results of operations above for the table that summarizes the activity in this restructuring.

     In accordance with the plan, we closed the Calogic manufacturing, sales and administration facilities in Pleasanton, California and incurred people related costs and were incurring the lease costs for the closed facility as originally planned, with the exception of one building which was subleased unexpectedly. However, the slower than anticipated ramp-up of our new Milpitas wafer fabrication facility during 2000 delayed the transition of manufacturing of the Calogic products to our new facility and hence delayed the closure of the Calogic Fremont wafer fabrication facility, which will be closed by the end of the first quarter of 2001. The delay in the closure of the Fremont facility reduced facility costs by shortening the period in which the leased fabrication facility would be vacant and we also subleased one of our facilities. Consequently, we reduced the facility related portion of the accrual to adjust for the unexpected sublease and the delay in closing this facility. Additionally, the equipment related accrual was adjusted to reflect our revised estimate of costs in abandoning this facility. As of December 31, 2000, $506,000 of the restructuring accrual remains which is estimated to be paid by the end of the first quarter of 2001, except for lease termination costs which we expect to incur through the end of the third quarter of 2001.

     Interest and other income, net. Other income, net was $2.1 million and $1.4 million in 2000 and 1999, respectively. The increase in other income was due primarily to lower interest expense due to the payoff of Calogic bank obligations in December 1999.

     Income tax expense. We recorded an income tax expense of $1.6 million for 2000 compared to an income tax benefit of $2.4 million for 1999, resulting in an effective income tax expense rate of 29.3% in 2000 compared to an effective tax benefit rate of 65.7% in 1999. The 2000 effective rate differs from the statutory rate due to federal research credits and state tax credits including California manufacturer’s investment tax credit. The 1999 effective rates differed from the statutory rate due to the reduction of the valuation allowance for net operating loss carryforwards utilized and deferred tax benefits expected to be realized in the future.

Liquidity and Capital Resources

     At December 31, 2001, we had available funds of $4.9 million consisting of cash and cash equivalents, as compared to the prior fiscal year balance of $1.7 million. Working capital decreased to $35.8 million in 2001, a 20.0% decrease from the December 31, 2000 balance of $44.8 million.

     Net cash used in operating activities was $16.5 million, $1.0 million, and $3.6 million in 2001, 2000 and 1999, respectively. Net cash used in operating activities in 2001 resulted primarily from a $19.7 million net loss, a $4.6 million decrease in accounts payable, a $2.4 million decrease in accrued expenses and a $1.4 million decrease in other long-term liabilities and an $11.9 million increase in deferred income tax assets. These cash outflows were partially offset by a $7.1 million decrease in accounts receivable and a decrease in inventory of $8.0 million. The significant decrease in our inventories was primarily due to opportunistic sales in power management and interface products and greater efficiencies in manufacturing. The decrease in accounts receivable over the prior year was mainly the result of lower shipment levels. The decrease in accounts payable over the prior year was mainly the result of decreased inventory purchases and capital expenditures, other than the purchase of the land, building and equipment of the Milpitas manufacturing facility, which funding was provided through the liquidation of restricted cash. In 2000, net cash used in operating activities resulted primarily from an $8.3 million increase in accounts receivable, a $10.2 million increase in inventories and a $3.2 million increase in deferred income tax assets and was partially offset by net income of $3.9 million and an increase in accounts payable of $3.9 million.

     Net cash used in investing activities for property, plant and equipment was $40.4 million, $19.5 million and $9.2 million in 2001, 2000 and 1999, respectively. The growth in 2001 capital investment related principally to our purchase of the land, building and equipment of our Milpitas wafer fabrication facility, which was being leased under a five-year operating lease. In accordance with the provisions of the lease agreement, we paid $35.0 million, consisting of $6.0 million for the land, $16.9 million for the building and $12.1 million for machinery and equipment. The recorded cost of the machinery and equipment purchased was reduced by a $1.4 million long-term liability recorded by us through June 30, 2001 as the estimated liability under the lease for the guaranteed residual value of the equipment. Proceeds for the buyout were provided through the liquidation of restricted cash of $36.8 million that had previously secured the lease of the facility and equipment. The growth in 2000 capital investment related principally to the expansion of our wafer manufacturing facility in Milpitas, California and the purchase of machinery and equipment for the facility which was financed substantially through our bank line of credit. Capital investments in 1999 related to the expansion of our wafer manufacturing facility in San Jose, California, equipment upgrades in all facilities and $2.3 million relating to upgrading Sipex’s information systems infrastructure.

     Net cash provided by (used in) financing activities was $23.2 million, $15.3 million and $(5.9) million in 2001, 2000 and 1999, respectively. On May 16, 2001, we issued 2,190,000 shares of Sipex common stock through a private placement of securities, resulting in proceeds to us of $21.6 million, net of underwriting commissions and expenses. Proceeds from the offering were used to reduce our indebtedness under our bank line of credit and to provide funding for operations. In addition, in 2001, $1.2 million was provided by the issuance of common stock upon the exercise of options or pursuant to our stock purchase plans. In 2000, $8.7 million was provided by the issuance of common stock upon the exercise of options or pursuant to our stock purchase plans and $7.1 million proceeds from long-term debt, which was partially offset by the repayment of $413,000 of debt obligations. In 1999, $654,000 was provided by the issuance of common stock upon the exercise of options or pursuant to our stock purchase plans, offset by the repayment of $6.6 million of debt obligations.

     At December 31, 2001, we had U.S. net operating loss carryforwards of approximately $85.6 million, which are available to offset future Federal taxable income. In order to fully utilize the deferred tax assets, we will need to generate sufficient future taxable income prior to the expiration of the net operating loss carryforwards. U.S. loss carryforwards will expire beginning in 2005. Based on projections of taxable income over the next several years, and considering the limitation imposed by IRC Section 382, we believe that none of the loss carryforwards will expire unused. Based upon the level of historical income and projections for future income over the periods which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Such reduction could have a material adverse effect on our statement of operations resulting from the income tax charge that would be required to record a valuation allowance against the deferred tax assets.

     In addition to the issuance of common stock, we increased cash flows from operations through a series of salary and spending reductions in the second through fourth quarters of 2001. Spending reductions included mandatory vacation, salary reductions, reductions in material purchases, controls over discretionary spending and reduced headcount.

     Sipex has a $20.0 million borrowing limit with a borrowing base of 80% of our eligible accounts receivable under our bank line of credit. Funds provided through the line of credit are used to provide working capital for Sipex’s operations. The loan agreement requires compliance with certain minimum tangible net worth and financial ratios. During 2001, Sipex was in violation of certain of these covenants. However, waiver of the violations were obtained and the covenants were modified. At December 31, 2001, Sipex was in compliance with the modified covenants and projects to be in compliance in 2002.

     We believe that our current cash and cash equivalents, bank loan availability and cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In order to grow, we may seek additional funding through the issuance of debt or equity securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. If additional financing is necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

     The semiconductor industry is currently experiencing a downturn that is adversely affecting our results of operations. The continuance of this prolonged downturn may cause continued losses, which in turn could adversely affect our ability to secure additional financing and affect the growth of our business.

The table below summarizes mimimum lease payments under noncancelable operating leases as of December 31, 2001.

Calendar Year

2002	$1,141
2003	841
2004	829
2005	672
2006	672
Thereafter	872

$5,027

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, inventories, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

     We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies relate to revenue recognition, sales returns, inventory reserves and income taxes and are explained below:

     Revenue Recognition. We consider revenue recognition to be a critical accounting policy. Beginning in the fourth quarter of 2000, we began deferring revenue on ordinary course shipments to our largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes price concession and return rights, the potential impact of which we believed we could no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment because these distributors/customers have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, Sipex accrues for estimated sales returns upon shipment based upon our estimates of future returns. In the fourth quarter of 2001, Sipex accepted distributor orders for certain products on a discounted basis for which the distributor has no rights of return other than for product related issues, price protection or cancellation rights and which are not governed by the terms of the existing distributor contract. Revenue from these orders was recognized at the time of shipment, since these orders are non-cancelable, non returnable and for which such sales are not subject to the terms of the Company's distribution agreement with the distributor, including without limitation the price protection, restocking and other returns rights the distributor is entitled to in the agreement. Revenue from engineering service contracts is recorded as performance is completed.

      Sales returns. We consider the determination of our estimated reserve for sales returns to be a critical accounting policy. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate monthly with our channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. We use the results of this analysis to estimate the reserves for sales returns. We adjust our reserves for future returns as is necessary, based on returns experience returns expectations and our communications with our channel partners.

     In estimating reserves, we also consider unusual events and market conditions. For example, as we announced on March 6, 2002, as of the second quarter of 2001, we increased our reserves for returns by $1.2 million for returns from certain distributors in excess of their contractual return privileges, based upon continued slowness in the semiconductor industry and adjusted our financial statements for the second and third quarters of 2001 to reflect the reserve for these returns which had not been provided for at that time. Historically, we have not experienced material differences between our estimated reserves for sales returns and actual results. However, it is possible that future events such as the introduction of a competitive product, product obsolescence, price competition, continued slowness in the semiconductor industry and distributors’ desire to decrease levels of inventory in the distribution channel could result in significant changes in customer demand and cause future returns to increase beyond historical levels. However, Management believes that it is able to estimate returns, and establish appropriate reserves for returns from customers for which Sipex recognizes revenue as of shipment, using the process described above. However, since reserves for estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual returns experience, or changes in our estimate of reserves for future returns, would be reflected in our reported revenues in the period we determine that difference, and could have a material impact on our future results of operations.

     Inventory reserves. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In the second quarter of 2001, we announced that a continued softness in our business led to a reduction in the demand on our inventory. During the several quarters preceding the announcement, we had expanded our internal fabrication facility and test operations in response to forecasts of significant revenue growth in our business. However, we experienced significant customer deferrals of delivery dates and order cancellations. Due to these customer actions, we were left in a position of higher than normal levels of inventory, which based on current and forecasted demand, would not be consumed during the products’ life cycle. As a result, we took an inventory charge of $2.6 million due to the sudden and significant decrease in forecasted revenue in our business.

     Income taxes. We assessed the realizability of deferred tax assets of $31.9 million as of December 31, 2001, by considering whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We considered the scheduled reversals of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2001, we had U.S. net operating loss carryforwards of approximately $85.6 million, which were available to offset future Federal taxable income. These losses expire beginning in 2005 through 2021. We also had Massachusetts and California net operating loss carryforwards of approximately $63.0 million and $11.3 million, respectively, which are scheduled to expire beginning in 2005 to 2006. In addition, we had Federal and State tax credits of approximately $1.3 million and $1.2 million, which are scheduled to expire from 2002 to 2021, respectively.

     In order to fully realize the deferred tax assets, the Company will need to generate the following amounts of aggregate future taxable income within the periods noted below in order that none of the loss or credit carryforwards expire unused.

Approximate
Cumulative
Type of Deductible	Years	Expiration	Taxable Income
Temporary Difference	Generated	Dates	Required

U.S. loss carryforwards	1990 - 1995	2005 - 2010	$22.7 million
U.S. loss carryforwards	2000 - 2001	2020 - 2021	$62.5 million
Massachusetts loss carryforwards	2000 - 2001	2005 - 2006	$62.5 million
California loss carryforwards	2000 - 2001	2005 - 2006	$32.4 million
U.S. tax credit carryforwards	1995 - 2001	2010 - 2021	$107.6 million
California tax credit carryforwards	1998 - 2001	2006 - 2009	$101.3 million

     Based on projections of taxable income over the next several years, and considering the limitation imposed by IRC Section 382, we believe that none of the loss carryforwards will expire unused. Based upon our projections for future income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Such reduction could have a material adverse affect on our statement of operations resulting from the income tax charge that would be required to reflect a valuation allowance against the deferred tax asset.

     In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future taxable income. The key assumptions in our projections include sales growth rates, production volumes and yields and expected levels of operating expenditures in addition to the factors discussed below in the section titled Factors Affecting Future Operating Results. These assumptions are subject to variation based upon both internal factors and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change. Such a change will likely occur if the current downturn in our industry is prolonged.

Recent Accounting Pronouncements

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

     The provisions of FAS 141 were effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. On July 1, 2001, we adopted FAS 141. We are currently evaluating the effect that the adoption of FAS 142 will have on our results of operations and financial position.

     FASB recently issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently examining the impact of this pronouncement on our results of operations and financial position, but currently believe the impact will not be material.

     On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“ABP 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently examining the impact of this pronouncement on our results of operations and financial position, but currently believe the impact will not be material.

Factors Affecting Future Operating Results

Fluctuations in Operating Results

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including overall economic conditions in the United States, particularly as a result of the events of September 11th, and abroad, competitive pressures on selling prices; the timing and cancellation of customer orders; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; our ability to introduce new products and technologies on a timely basis; introduction of products and technologies by our competitors; market acceptance of our and our customers’ products; the level of orders received which can be shipped in a quarter; our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future; the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production; the level of future product returns; and the cyclical nature of the semiconductor industry. Due to the absence of substantial noncancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

     Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short term. Our future revenues are difficult to predict and at times in the past we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be harmed. Based on forecasts, we may increase our operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels; therefore, operating results would be harmed if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

     The semiconductor industry is currently experiencing a downturn that is adversely affecting our results of operations. Our net revenue for the quarters ended September 30, 2001 and December 31, 2001 decreased 58% and 13% from the same periods in 2000. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry will lead to downturns in our net income and may cause continued losses and cash flow shortages.

Capital Requirements

     In order to remain competitive, we must continue to make significant investments in our facilities and capital equipment. We have funded a portion of our capital investments through long-term debt under our $20.0 million line of credit with a commercial bank. In addition to this line of credit, we may seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms, if at all. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

Supply and Manufacturing Risks

     Our manufacturing processes are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields that could result in product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time we have experienced yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. We cannot be assured that our foundry or those of our suppliers will not experience yield variances or other manufacturing problems that result in delayed product introduction or delivery delays.

     We currently rely on a variety of outside foundries to supply fully processed semiconductor wafers. There are significant risks associated with reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over quality assurance, manufacturing yields, capacity and production costs. The occurrences of any supply or other problems such as the wafer shortages could have a negative impact on our business revenues and results of operations.

     From time to time, the overall semiconductor industry has experienced significant growth which has created industry-wide capacity shortages and extended lead times for contract assembly, raw wafers, capital equipment, foundry wafers and various other products and services that are critical to our performance. We are seeking to establish and maintain critical inventories and alternate sources to minimize the impact of our vendors’ capacity limitations. However, there may be future shortages of key services that harm our business and results of operations.

     In an effort to reduce our reliance on outside fabricators for our wafers, we have built an in-house fabrication facility in Milpitas, California. We have brought wafer production in-house and have transitioned substantially all of our products to the new fab. The new facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates depend upon the continued reliable operation and effective integration of a variety of hardware and software components. We cannot be sure that all of these components will be fully functional or successfully integrated or that the facility will achieve the forecasted yield targets. We have experienced and may continue to experience unexpected delays and problems in qualifying and ramping up production at this new facility. Our failure to implement the new fab successfully and in a timely fashion may impact future revenue growth and operating results. In addition, the amount of capital expenditures required to bring the facility to full operating capacity could be greater than currently anticipated. Higher costs to bring the facility to full operating capacity will reduce margins and could harm our business and results of operations.

Environmental Regulations

     We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, we cannot assure you that we have not in the past violated laws or regulations, which violations could result in remediation or other significant liabilities, or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other significant liabilities under current or future environmental laws or regulations.

Intellectual Property Rights

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we are not aware of any pending or threatened patent litigation which we consider material, there can be no assurance that third parties will not assert claims against us with respect to existing or future products or technologies and we have been subject to such claims in the past. In litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our management personnel from productive tasks. In the event of an adverse ruling in such litigation, we may be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on acceptable terms, or at all, with respect to disputed third-party technology. In the event of a successful claim against us and our failure to develop or license a substitute technology at a reasonable cost, our business, financial condition and results of operations would be materially and adversely affected.

Dependence on New or Enhanced Products

     Our future success will depend, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change, and, as a result, revenues and cash flow may be negatively impacted. Our success depends upon our ability to develop new semiconductor devices for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into new products of customers. The development of these new devices is highly complex and from time-to-time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achievement of manufacturing yields and market acceptance of our and our customers’ products.

     Our success also depends upon the ability to accurately specify and certify the conformance of our products to applicable standards and to develop our products in accordance with our customers’ requirements. We cannot be sure that we will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot be sure that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance.

Competition: The Semiconductor Industry

     We compete in markets that are intensely competitive, and which exhibit both rapid technological changes and continued price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations, looking for additional cost savings and technological improvements. If we are not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. Our future competitive performance depends on a number of factors, including our ability to:

–	accurately identify emerging technological trends and demand for product features and performance characteristics;

–	develop and maintain competitive products;

–	enhance our products by adding innovative features that differentiate our products from those of our competitors; bring products to market on a timely basis at competitive prices;

–	respond effectively to new technological changes or new product announcements by others

–	increase device performance and improve manufacturing yields;

–	adapt products and processes to technological changes; and

–	adopt and/or set emerging industry standards.

     We cannot assure you that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, we cannot assure you that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable to us.

International Sales

     We derive a significant portion of our net sales from international sales, including Asia, which are subject to certain risks, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse tax consequences. International sales in 2001, 2000 and 1999 were approximately $44.4 million, $61.1 million and $45.4 million, respectively, representing 61.6%, 53.3% and 50.5% of total net sales, respectively. There can be no assurance that economic troubles in any geographic portion of the world will not have a material adverse effect on our business, results of operations and financial condition.

Stock Price Volatility

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock price ranged from a high of $45.125 to a low of $15.875. In the first quarter of 2001 ending March 31, 2001, our stock price ranged from a high of $25.563 to a low of $7.656. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. On January 12, 2001, our closing stock price was $13.00, down from $24.23 closing price on January 11, 2001 as a result of a press release announcing lower than expected revenue and earnings.

Key Employees

     Our success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog circuit designers. The competition for these employees is intense. Most of our employees are employees at-will and we have no fixed-term employment agreements with most employees, which means that they can terminate their employment at any time. We cannot assure you that we will be able to retain our design engineers, executive officers and other key personnel. The loss of the services of one or more of our design engineers, executive officers or other key personnel or our inability to recruit replacements for these personnel or to otherwise attract, retain and motivate qualified personnel could seriously impede our success.

Sales and Distribution Channels

     An integral part of our strategy is to expand our sales and distribution channels. We are increasing resources dedicated to developing and expanding these channels but we may not be successful doing so. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenues we receive for each sale will be less than if we had sold the same product to the customer directly. Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Even if we successfully expand our distribution channels, any new distributors may not have the technical expertise required to market and support our products successfully. If parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, we could be required to devote additional resources for customer support, and our brand name and reputation could be harmed. Our strategy of marketing products directly to our customers and indirectly through distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different distributors target the same customers, distributors may also come into conflict with each other. Although we have attempted to manage our distribution channels to avoid potential conflicts, channel conflicts may harm our relationships with existing sales representatives or distributors or impair our ability to attract sales representatives.

Dependence on distributors

     Approximately 44% of our net sales are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain provisions for return of our product including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent six months shipments and in certain circumstances upon termination of the distributor relationship. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning in the fourth quarter of 2000, we began deferring revenue on shipments to our largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor included price concessions and return rights the potential impact of which we believed we could no longer reasonably estimate

     Legal Risks

     As is outlined in Part I, Item 3, we have been named in two, virtually identical purported securities class action lawsuits. The complaints allege, among other things, incorrect statements in our financial statements for the second and third quarters of fiscal year 2000 and seek an unspecified award of damages. We believe that the allegations in the complaints are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending litigation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

     We own financial instruments that are sensitive to market risks. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments. Our financial instruments are subject to the risk of a decline in interest rates.

     Investment Rate Risk. Our financial instruments are primarily money market funds. We do not believe these money market funds have a material exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data:

Sipex’s Consolidated Financial Statements and related Independent Auditors’ Reports are presented in the following pages.

Independent Auditors’ Report
Consolidated Financial Statements:
     Consolidated Balance Sheets at December 31, 2001 and 2000
     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2001,
          2000 and 1999
     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant:

     The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from Sipex’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2002, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001, in the table under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11.  Executive Compensation:

     The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2002, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001, under the caption “Compensation and Other Information Concerning Directors and Officers.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2002, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001, in the tables under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions:

     The information required by this item is incorporated by reference from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 17, 2002, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001, under the caption “Certain Transactions.”

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

     (a)  The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of the Company and Reports of Independent Accountants are incorporated in Item 8 of this report.

Independent Auditors’ Report
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31,
     2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements

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

3(b). Reports on Form 8-K: No reports on Form 8-K were filed by Sipex during the fiscal quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

SIPEX CORPORATION

By: /s/ James E. Donegan
James E. Donegan
Chairman of the Board of Directors,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES E. DONEGAN	Chairman of the Board of	March 29, 2002
Directors, Chief Executive
James E. Donegan	Officer, (principal executive
officer) and Director

/s/ FRANK R. DIPIETRO	Executive Vice President,	March 29, 2002
Finance, Chief Financial
Frank R. DiPietro	Officer, Treasurer (principal
financial officer and accounting
officer) and Clerk

/s/ MANFRED LOEB	Director	March 29, 2002
Manfred Loeb

/s/ DOUGLAS M. MCBURNIE	Director	March 29, 2002
Douglas M. McBurnie

/s/ LIONEL H. OLMER
	Director	March 29, 2002
Lionel H. Olmer

/s/ WILLY SANSEN
	Director	March 29, 2002
Dr. Willy Sansen

/s/ JOHN L. SPRAGUE
	Director	March 29, 2002
John L. Sprague

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

2.2	Amendment No. 1 to the Agreement and Plan of Reorganization dated November 23, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

3.1	Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-1328, and incorporated herein by reference)
3.2	Restated By-Laws of the Company, as amended (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

4.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.1	1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.2	1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.3	1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.4	1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.5	1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.6	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.7	1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to

the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.8	Employment Agreement, as of the 14th day of May, 1999, between the Company and James E. Donegan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference)

10.9	Employment Agreement, as of the 14th day of May, 1999, between the Company and Frank R. DiPietro (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.10	Employment Agreement, as of the 14th day of May, 1999, between the Company and Raymond W.B. Chow (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.11	Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.12	Form of Sales Representative Agreement (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.13	1997 Incentive Stock Option Plan (filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)

10.14	Sipex Corporation 1999 Stock Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference)

Exhibit
Number	Description

10.15	Pledge and Security Agreement dated December 14, 1998 by and between the Company and Frank R. DiPietro (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.16*	License Agreement between Timex Corporation and SIPEX Corporation dated July 1, 1997 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

10.17	Employment Agreement, dated as of the 16th day of May, 1999 between the Company and Yener Gurler (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.18	Employment Agreement, dated as of the 9th day of August, 1999 between the Company and Stephen E. Parks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.19	Business Loan Agreement with Comerica bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, and incorporated herein by reference)

10.20	2000 Non-Qualified Stock Option Plan (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

10.21	Employment Agreement, dated February 22, 2001 between the Company and Bruce Diamond (filed herewith)

10.22	2002 Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-7388, and incorporated herein by reference)

10.23	Deed of Reconveyance and Termination of Lease (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

10.24	Modification to Loan and Security Agreement with Comerica Bank dated November 28, 2001 (filed herewith)

21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

23.1	Consent of KPMG LLP

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIPEX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Independent Auditors’ Report	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2001, 2000, and 1999	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-7 – F-17

INDEPENDENT AUDITORS’ REPORT

The Board Of Directors and Shareholders
Sipex Corporation:

     We have audited the accompanying consolidated balance sheets of Sipex Corporation (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sipex Corporation as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
March 29, 2002

SIPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,

	2001	2000

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,874	$1,732
Accounts receivable, less allowances of $2,444 and $2,889 in 2001 and 2000, respectively	10,966	20,688
Inventories	25,295	33,324
Deferred income taxes — current	3,163	5,515
Prepaid expenses and other current assets	1,871	1,504

Total current assets	46,169	62,763
Restricted cash equivalents and securities	—	36,750
Property, plant, and equipment, net	67,172	32,993
Goodwill (net of accumulated amortization)	2,984	3,360
Deferred income taxes	28,688	12,713
Other assets	114	189

Total assets	$145,127	$148,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,989	$10,583
Accrued expenses	2,928	5,372
Deferred income	992	1,963

Total current liabilities	9,909	17,918
Long-term debt	7,396	7,057
Other long-term liabilities	—	996

Total liabilities	17,305	25,971

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000 shares authorized and 24,844 and 22,502 shares issued and outstanding at December 31, 2001 and 2000, respectively	248	225
Additional paid-in capital	149,447	124,897
Accumulated deficit	(21,903)	(2,211)
Accumulated other comprehensive income	30	(114)

Total shareholders’ equity	127,822	122,797

Total liabilities and shareholders’ equity	$145,127	$148,768

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net sales	$72,062	$114,620	$89,820
Cost of sales	73,558	78,130	57,227

Gross profit (loss)	(1,496)	36,490	32,593
Operating expenses:
Research and development	12,858	13,159	10,623
Marketing and selling	9,911	10,765	9,719
General and administrative	7,446	9,618	7,945
Merger transaction costs	—	—	1,168
Restructuring and facility exit costs	177	(525)	817

Total operating expenses	30,392	33,017	30,272

Income (loss) from operations	(31,888)	3,473	2,321
Other income (expense):
Interest expense	(559)	—	(375)
Other, net	165	2,067	1,734

Total other income (expense)	(394)	2,067	1,359

Income (loss) before income taxes	(32,282)	5,540	3,680
Income tax expense (benefit)	(12,590)	1,623	(2,419)

Net income (loss)	$(19,692)	$3,917	$6,099

Net income (loss) per common share — basic	$(0.82)	$0.18	$0.28

Net income (loss) per common share — assuming dilution	$(0.82)	$0.16	$0.28

Weighted average common shares outstanding — basic	24,003	22,133	21,403

Weighted average common shares outstanding — assuming dilution	24,003	23,749	21,981

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$.01 Par	Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Value	Capital	Deficit	Income	Equity

			(in thousands)
Balance at December 31, 1998	21,280	$213	$102,741	$(13,236)	$54	$89,772
Net income	—	—	—	6,099	—	6,099
Foreign currency translation adjustments	—	—	—	—	6	6

Comprehensive income						6,105
Issuance of common stock under option plans	169	2	318	—	—	320
Issuance of common stock under stock purchase plan	19	—	334	—	—	334
Purchase of minority interest	300	3	3,766	—	—	3,769
Adjustments to conform year end of pooled entity	—	—	—	1,009	—	1,009
Tax effect of exercises of stock options	—	—	3,792	—	—	3,792

Balance at December 31, 1999	21,768	$218	$110,951	$(6,128)	$60	$105,101
Net income	—	—	—	3,917	—	3,917
Foreign currency translation adjustments	—	—	—	—	(174)	(174)

Comprehensive income						3,743
Issuance of common stock under option plans	715	7	8,354	—	—	8,361
Issuance of common stock under stock purchase plan	19	—	326	—	—	326
Tax effect of exercises of stock options	—	—	5,266	—	—	5,266

Balance at December 31, 2000	22,502	$225	$124,897	$(2,211)	$(114)	$122,797
Net loss	—	—	—	(19,692)	—	(19,692)
Foreign currency translation adjustments	—	—	—	—	144	144

Comprehensive loss						(19,548)
Issuance of common stock under option plans	86	1	702	—	—	703
Issuance of common stock under stock purchase plan	66	—	525	—	—	525
Private placement issuance of common stock	2,190	22	21,589			21,611
Tax effect of exercises of stock options	—	—	1,734	—	—	1,734

Balance at December 31, 2001	24,844	$248	$149,447	$(21,903)	$30	$127,822

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

		(in thousands)
Operating activities:
Net income (loss)	$(19,692)	$3,917	$6,099
Adjustments to reconcile net income to net cash used in operating activities:
Adjustment to conform year end of pooled entity	—	—	1,009
Allowance for returns and doubtful accounts	4,555	3,681	1,196
Depreciation and amortization	7,038	4,649	2,528
Loss on disposal of capital assets	—	38	51
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,167	(10,367)	649
Decrease (increase) in inventories	8,029	(10,196)	(2,268)
(Increase) decrease in prepaid expenses	(367)	580	(1,051)
Increase in deferred taxes	(11,889)	(3,225)	(6,739)
Decrease (increase) in other assets	75	(23)	203
(Decrease) increase in accounts payable	(4,594)	3,922	214
(Decrease) increase in accrued expenses	(2,444)	3,018	6,923
(Decrease) increase in deferred income	(971)	1,963	—
(Decrease) increase in other long-term liabilities	(1,396)	996	—
Increase in restricted cash equivalents and securities	—	—	(12,394)

Net cash used in operating activities	(16,489)	(1,047)	(3,580)

Investing activities:
Proceeds from maturity of investment securities	—	5,734	119,506
Purchase of investment securities	—	—	(117,259)
Proceeds from liquidation of restricted cash investment	36,750	—	—
Purchase of property, plant, and equipment	(40,441)	(19,467)	(9,214)

Net cash used in investing activities	(3,691)	(13,733)	(6,967)

Financing activities:
Proceeds from issuance of common stock	22,839	8,687	654
Proceeds from (payments of) long-term debt	339	7,057	(1,300)
Payment of capital lease and other debt obligations	—	(413)	(5,268)

Net cash provided by (used in) financing activities	23,178	15,331	(5,914)

Effect of foreign currency exchange rate changes on cash and cash equivalents	144	(174)	6

Increase (decrease) in cash and cash equivalents	3,142	377	(16,455)
Cash and cash equivalents at beginning of period	1,732	1,355	17,810

Cash and cash equivalents at end of period	$4,874	$1,732	$1,355

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(238)	$475	$580

Interest	$559	$27	$583

Supplemental disclosure of non-cash investing activities:
300,000 shares of Sipex issued in exchange for all the minority shares in a subsidiary of Calogic	$—	$—	$3,769

Tax benefit from disposition of stock acquired through stock options	$1,734	$5,266	$3,792

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

1. Description of Business

     Sipex Corporation is a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits, primarily for original equipment manufacturers (OEMs) doing business in the high growth markets of networking, computing, and communications. Sipex’s four product families: power management, serial interface, analog display and optical storage constitute a broad, synergistic portfolio of standard analog ICs that address specific applications in desktop and portable computers, optical storage, handheld digital peripherals such as PDAs, cell phones, digital still cameras, and network and telecommunications infrastructure.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Sipex Corporation and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. See also Note 5 to the consolidated financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     Beginning in the fourth quarter of 2000, we began deferring revenue on ordinary course shipments to our largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes price concession and return rights the potential impact of which Sipex believed it could no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment because these distributors have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, Sipex accrues for estimated sales returns upon shipment. Sipex has accepted distributor orders for certain products on a discounted basis for which the distributor has no rights of return other than for warranty related issues, price protection or cancellation rights and which are not governed by the terms of the existing distributor contract. Revenue from these orders is recognized at the time of shipment, since these orders are non-cancelable, non returnable and for which such sales are not subject to the terms of the Company's distribution agreement with the distributor, including without limitation the price protection, restocking and other returns rights the distributor is entitled to in the agreement. Revenue from engineering service contracts is recorded as performance is completed.

     Restricted Cash Equivalents and Securities

     Restricted cash equivalents and securities represented amounts pledged for an operating lease which Sipex entered into for the construction and lease of a new wafer fabrication facility in Milpitas, California. In June 2001, Sipex purchased the land, building and equipment of its Milpitas wafer fabrication facility, which was being leased under a five-year operating lease. Proceeds for the buyout were provided through the use of restricted cash of $36.8 million that had previously secured the lease of the facility and equipment.

     Sales Returns

     To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate monthly with our channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. We use the results of this analysis to estimate the reserves for sales returns. We adjust our reserves for future returns as is necessary, based on actual returns experience, returns expectations and our communications with our channel partners.

     In estimating reserves, we also consider unusual events and market conditions. For example, as we announced on March 6, 2002, we increased our reserves for returns by $1.2 million based upon management's decision to authorize returns from certain distributors in excess of their contractual return privileges in the second quarter of 2001, based upon continued slowness in the semiconductor industry and adjusted our financial statements for the second and third quarters of 2001 to reflect the reserve for these returns which had not been provided for at that time. Historically, we have not experienced material differences between our estimated reserves for sales returns and actual results. However, it is possible that future events such as the introduction of a competitive product, product obsolescence, price competition, continued slowness in the semiconductor industry and distributors' desire to decrease levels of inventory in the distribution channel could result in significant changes in customer demand and cause future returns to increase beyond historical levels. However, management believes that it is able to estimate returns and establish appropriate reserves for returns from customers for which Sipex recognizes revenue as of shipment, using the process described above. Since reserves for estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual returns experience, or changes in our estimate of reserves for future returns, would be reflected in our reported revenues in the period we determine that difference, and could have a material impact on our future results of operations.

     Concentration of Credit Risk

     Financial instruments that potentially subject Sipex to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less from date of purchase. With respect to accounts receivable, Sipex performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information.

     Fair Values of Financial Assets and Financial Liabilities

     The carrying values of cash and cash equivalents, restricted cash equivalents and securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. Long-term debt approximates fair value due to the interest rate being based on the bank’s base rate.

     Inventories

     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their useful lives as follows:

Useful Lives

Buildings	30 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	5-10 years
Leasehold improvements	Lease term

     Goodwill

     Costs in excess of tangible assets acquired and liabilities assumed have been recorded as goodwill. Goodwill is amortized on a straight-line basis over the estimated useful life of ten years. Accumulated amortization for the years ended December 31, 2001 and December 31, 2000 was approximately $785,000 and $408,000, respectively. Sipex is currently analyzing the impact of adoption of SFAS 142, expects to complete their analysis by the end of their fiscal quarter ended June 30, 2002, and would reflect the impact of the cumulative effect of the change in accounting principle in their first fiscal quarter of 2002, if any. Sipex expects that upon adoption of SFAS 142, Sipex would no longer record amortization associated with existing goodwill of approximately $3.0 million.

     Related Parties

     Sipex has included as other current assets approximately $631,000, $583,000 and $587,000 in notes receivable due mainly from officers of the Company in 2001, 2000 and 1999, respectively.

     Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

     Sipex reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     Foreign Currency Translation

     Foreign currency assets and liabilities are translated into dollars at current rates, and revenues, costs and expenses are translated at average rates during each reporting period. Gains or losses resulting from foreign currency transactions are included in earnings currently, while those resulting from translation of financial statements are shown as a separate component of other comprehensive income in the statement of shareholders’ equity.

     Research and Development

     Research and development costs are expensed as incurred.

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

     A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	2001	2000	1999

Weighted average common shares outstanding — basic	24,003	22,133	21,403
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	1,616	578

Weighted average common shares outstanding – assuming dilution	24,003	23,749	21,981

Antidilutive potential common shares excluded from the computation above	4,995	175	2,000

     Recent Accounting Pronouncements

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

     The provisions of FAS 141 were effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after July 1, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-FAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. On July 1, 2001, the Company adopted FAS 141 which had no material impact on the Company's results of operations and financial position. We are currently evaluating the effect that the adoption of FAS 142 will have on our results of operations and financial position, but currently believe the impact will not be material.

     FASB recently issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently examining the impact of this pronouncement on the results of operations and financial position of Sipex, but currently believe the impact will not be material.

     On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“ABP 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently examining the impact of this pronouncement on the results of operations and financial position of Sipex, but currently believe the impact will not be material.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Calogic Merger

     On November 23, 1999, Sipex completed its merger of Calogic. In connection with the merger, Sipex issued 3.6 million shares of its common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, Sipex’s consolidated financial statements include the accounts and operations of Calogic for all periods presented. The shares issued included 300,000 shares issued in a separate transaction for the purchase of the minority interest in a subsidiary of Calogic, which was accounted for using the purchase method of accounting and resulted in approximately $3.8 million of goodwill. Sipex recorded combined merger-related transaction costs of $1.2 million which was primarily for professional services, such as investment banking, legal, and accounting fees.

     The following table represents a reconciliation of separate net sales and net income for the year ended December 31, 1999 previously reported by the combining companies to those presented in the accompanying consolidated financial statements (in thousands):

	Net sales	Net income

Sipex	$60,520	$2,620
Calogic	29,300	3,479
Combined	$89,820	$6,099

4. Restructuring and Facility Exit Costs

      During 2001, we recorded charges totaling $534,000 for severance payments related to the reduction of our workforce as a result of the continued slowness in the semiconductor market. As of December 31, 2001, the total costs accrued had been paid. This charge was offset in the statement of operations by a reduction of $357,000 in the restructuring accrual which was established in the fourth quarter of 1999. The reduction in 2001 was due to the sale of the Calogic fabrication facility, which had been planned for closure in early 2001. As a result of the sale, we reduced both the facility exit and related equipment disposal costs and employee termination portions of the accrual due to the assumptions of the facility lease and assets by the new owners who retained many of the employees that we had planned to pay severance costs. Additionally, the Company was able to sublease a facility earlier than expected during 2000 which resulted in a reduction of the accrual for facility-related costs in 2000.

	Accrual			Accrual
	Balance	Incurred	Adjustments	Balance	Incurred
	12/31/99	2000	to Accrual	12/31/00	2001	Adjustments	Balance

People related costs	$640	$(507)	$—	$133	$(51)	$(82)	$—

Facility related costs	930	(332)	(425)	173	(98)	(75)	—

Equipment related disposal costs	300	—	(100)	200	—	(200)	—

	$1,870	$(839)	$(525)	$506	$(149)	$(357)	$—

      In the fourth quarter of 1999, Management of Sipex and the Board of Directors approved a plan to close certain manufacturing facilities in California, consisting of five locations which were acquired through the merger with Calogic and accounted for as a pooling-of-interests. Total estimated costs of $1.9 million associated with the closure of the Calogic facilities included facility related costs of $930,000, costs related to the expected abandonment of less efficient and duplicate machinery and equipment of $300,000 and people related facilities exit and severance costs of $640,000.

     In the third quarter of 1999, Sipex realized net proceeds of $1.1 million from the unanticipated sale of the tangible assets of our semiconductor wafer fab located in Milpitas, California which had been written off as part of facility exit costs during 1998. This recovery of $1.1 million has been recorded as a credit to facility exit costs on the statement of operations for 1999 resulting in the reporting of net facility exit costs for 1999 of approximately $817,000.

5. Inventories

     Inventories were as follows (in thousands):

	2001	2000

Raw materials	$4,027	$4,167
Work-in-process	14,854	24,053
Finished goods	6,414	5,104

	$25,295	$33,324

6. Property, Plant and Equipment

     Property, plant and equipment were as follows (in thousands):

	2001	2000

Land	$5,957	$—
Building	23,360	4,212
Machinery and equipment	53,001	44,395
Furniture, fixtures and office equipment	11,863	11,078
Leasehold improvements	5,044	2,623

	99,225	62,308
Less accumulated depreciation and amortization	32,053	29,315

	$67,172	$32,993

     In June 2001, we purchased the land, building and equipment of our Milpitas manufacturing facility for $35 million which was previously leased. Proceeds for the buyout were provided by the liquidation of $36.8 million restricted cash that had previously secured the lease of the facility and equipment.

7. Accrued Expenses

     Accrued expenses were as follows (in thousands):

	2001	2000

Accrued compensation and benefits	$1,108	$2,592
Accrued royalties	536	300
Accrued commissions	737	637
Accrued facility exit costs	—	506
Other	547	1,337

	$2,928	$5,372

8. Long-term Debt

     As of December 31, 2001, Sipex had long-term debt consisting of $7.4 million borrowed under a $20.0 borrowing limit with a borrowing base of 80% of Sipex’s eligible accounts receivable. Funds advanced under the line bear interest at the bank’s base rate minus 0.5% (4.25% at December 31, 2001), are due June 1, 2003 and are collateralized by substantially all our assets. The loan agreement requires compliance with certain minimum tangible net worth and financial ratios. During 2001, Sipex was in violation of certain of these covenants. However, waiver of the violations were obtained and the covenants were modified. At December 31, 2001, Sipex was in compliance with the modified covenants and projects to be in compliance in 2002.

9. Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 was allocated as follows (in thousands):

	2001	2000	1999

Income from continuing operations	$(12,590)	$1,623	$(2,419)
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(1,734)	(5,266)	(3,792)

Total income tax benefit	$(14,324)	$(3,643)	$(6,211)

     Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

	2001			2000			1999

	Deferred	Current	Total	Deferred	Current	Total	Deferred	Current	Total

Federal	$(10,082)	$(684)	$(10,767)	$2,217	$(274)	$1,943	$57	$(29)	$28
Loss carryforward	—	—	—	—	—	—	(885)	—	(885)
State	(1,770)	(64)	(1,834)	(313)	(7)	(320)	(1,576)	2	(1,574)
Loss carryforward	—	—	—	—	—	—	—	—	—
Foreign	—	10	10	—	—	—	—	12	12

Total expense	$(11,852)	$(738)	$(12,590)	$1,904	$(281)	$1,623	$(2,404)	$(15)	$(2,419)

     The actual tax expense (benefit) differs from the “expected” tax expense as follows (in thousands):

	2001	2000	1999

Computed “expected” tax expense	$(11,299)	$1,939	$1,289
State income tax, net of federal income tax benefit and change in valuation allowance	(1,192)	(201)	(560)
FSC tax benefits	—	—	(37)
Non-deductible expenses	30	71	26
Goodwill amortization and merger costs not deductible	130	133	419
Change in valuation allowance	—	—	(2,569)
Recognition of net operating losses	—	—	(885)
Utilization of R&D credits	(248)	(353)	(22)
Rate differential on foreign taxes and non-deductible foreign losses	(12)	41	(34)
Other	—	(7)	(46)

Actual tax expense (benefit)	$(12,590)	$1,623	$(2,419)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Current deferred tax assets:
Inventories, primarily non-deductible reserves	$1,665	$2,811
Accounts receivable, primarily allowances	961	1,232
Accrued expenses, principally provisions not currently deductible	537	1,472
Noncurrent deferred tax assets:
Net operating loss carryforwards	31,944	12,028
Tax credit carryforwards	3,627	3,838

Total deferred tax assets	38,253	21,381
Noncurrent deferred tax liabilities:
Fixed assets, due to differences in depreciation	(6,879)	(3,153)

Net deferred tax assets	$31,851	$18,228

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities and projected future taxable income, and tax planning strategies in making this assessment.

     At December 31, 2001, Sipex has U.S. net operating loss carryforwards of approximately $85.6 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2021. As of December 31, 2001, a substantial amount of the loss carryforwards are subject to an annual limitation on utilization as a result of previous ownership changes pursuant to IRC Section 382. An ownership change occurs where five percent or greater shareholders undergo a greater than fifty percent change in ownership over a three year period. The Company has undergone an ownership change in May of 2001.

     At December 31, 2001, Sipex has Massachusetts and California net operating loss carryforwards of approximately $63.0 million and $11.3 million, respectively. The state net operating losses will expire from 2005 to 2006.

     Sipex also has Federal and California research and development credits of approximately $1.3 million and $1.2 million, respectively. The Federal credits will expire from 2010 to 2021, and the California credits may be carried forward indefinitely. Sipex also has approximately $1.8 million of California manufacturer’s investment credit carryforwards, and $100,000 of Massachusetts investment tax credit carryforwards, which will expire from 2006 to 2009.

     In order to fully realize the deferred tax assets, the Company will need to generate the following amounts of aggregate future taxable income within the periods noted below in order that none of the loss or credit carryforwards expire unused.

Approximate
Cumulative
Type of Deductible	Years	Expiration	Taxable Income
Temporary Difference	Generated	Dates	Required

U.S. loss carryforwards	1990 - 1995	2005 - 2010	$22.7 million
U.S. loss carryforwards	2000 - 2001	2020 - 2021	$62.5 million
Massachusetts loss carryforwards	2000 - 2001	2005 - 2006	$62.5 million
California loss carryforwards	2000 - 2001	2005 - 2006	$32.4 million
U.S. tax credit carryforwards	1995 - 2001	2010 - 2021	$107.6 million
California tax credit carryforwards	1998 - 2001	2006 - 2009	$101.3 million

     Based on projections of taxable income over the next several years, and considering the limitation imposed by IRC Section 382, we believe that none of the loss carryforwards from earlier years will expire unused. Based upon the level of historical income and our projections for future taxable income over the periods, which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Such reduction could have a materially adverse affect on our statement of operations resulting from the income tax charge that would be required to reflect a valuation allowance against the deferred tax assets.

10. Shareholders’ Equity

     Sipex currently maintains nine stock option plans. The 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan, the 2001 Stock Option Plan and the 2002 Nonstatutory Stock Option Plan have had 1,187,900, 1,200,000, 300,000, 1,200,000, 1,200,000, 1,000,000, 765,000 and 1,000,000 shares reserved for issuance, respectively. All plans allow for options which vest ratably over five years from the date of grant and expire ten years from the date of grant. In addition to stock option plans, 1,675,000 shares of Sipex’s stock has been reserved for issuance pursuant to options which have been granted to new employees outside of the option plans. Options for 4,994,817 shares are outstanding as of December 31, 2001.

     In January 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which Sipex is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase Sipex’s common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the Plan, Sipex sold 138,182 shares to employees since inception of the plan.

     Sipex applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined pursuant to SFAS No. 123, Sipex’s net income (loss) and net income per share would have been adjusted to the pro forma amounts indicated in the table below. The effects on pro forma net income (loss) obtained from applying SFAS No. 123 may not be representative of the effects on reported net income (loss) for future years (in thousands, except per share amounts).

		2001	2000	1999

Net income (loss)	As reported	$(19,692)	$3,917	$6,099
	Pro forma	(28,378)	(2,495)	542
Net income (loss) per share — basic	As reported	(0.82)	0.18	0.28
	Pro forma	(1.18)	(0.11)	0.03
Net income (loss) per share — assuming dilution	As reported	(0.82)	0.16	0.28
	Pro forma	(1.18)	(0.11)	0.02

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; no dividend yield; expected volatility of 179 percent for 2001 and 95 percent for 2000 and 1999, and expected option lives of six years. The risk free interest rate assumed was 5.3% for 2001, 5.0% for 2000, and 6.25% for 1999. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $9.38, $23.14, and $10.91, respectively.

     A summary of the status of Sipex’s stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented below (in thousands, except per share amounts):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	3,137	$16.87	3,675	$15.09	2,024	$16.15
Granted	2,386	9.61	432	23.15	2,138	13.54
Exercised	(86)	5.86	(715)	11.69	(169)	1.89
Forfeited	(442)	15.31	(255)	16.30	(318)	18.39

Outstanding at end of year	4,995	$13.64	3,137	$16.87	3,675	$15.09

Options exercisable at year-end	1,627	$13.48	458	$18.11	561	$13.13

     The following table summarizes information about Sipex’s stock options outstanding at December 31, 2001:

			Options
	Options Outstanding		Exercisable

		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable
Range of	at December 31,	Contractual	At December 31,
Exercise Prices	2001	Life	2001

$0.2000 – $4.7500	22,860	3.89	22,860
$6.0000	768,750	9.75	530,000
$6.8700 – $11.1250	545,164	8.28	104,091
$12.1250 – $12.440	151,911	6.75	55,695
$12.5625 – $12.5625	500,000	7.90	95,000
$12.6875 – $12.6875	1,076,520	9.04	27,000
$13.0625 – $15.0000	381,034	7.25	220,574
$15.5625 – $15.5625	611,541	7.61	180,391
$16.6875 – $20.0625	506,429	7.33	177,323
$21.0000	430,608	6.78	213,969

11. Other, net

     Other income (expense), net consisted of the following:

	2001	2000	1999

Interest income	$1,180	$2,514	$2,488
Royalty expense	(1,040)	(748)	(487)
Other, net	25	301	(267)

Total other, net	$165	$2,067	$1,734

12. Employee Benefit Plan

     Sipex has a defined contribution retirement plan, 401(k), covering substantially all employees. Sipex matches 50% of the contributions made by employees up to 6% of their annual compensation. Sipex can also make a discretionary contribution to the plan. Employee contributions vest immediately and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 2001, 2000 and 1999, our contributions to the plan were approximately $588,000, $468,000 and $297,000, respectively.

13. Commitments and Contingencies

     Sipex leases facilities under operating leases expiring through 2009. Rent expense was approximately $2.0 million, $3.1 million, and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Minimum lease payments under operating leases are approximately as follows (in thousands):

Calendar Year

2002	$1,141
2003	841
2004	829
2005	672
2006	672
Thereafter	872

$5,027

     In June 2001, Sipex purchased the land, building and equipment of its Milpitas wafer fabrication facility, which was being leased under a five-year operating lease. In accordance with the provisions of the lease agreement, Sipex paid $35.0 million, consisting of $6.0 million for the land, $16.9 million for the building and $12.1 million for machinery and equipment. The recorded cost of the machinery and equipment purchased was reduced by a $1.4 million long-term liability recorded by Sipex through June 30, 2001 as its estimated liability under the lease for the guaranteed residual value of the equipment. Proceeds for the buyout were provided through the liquidation of restricted cash investments of $36.8 million that had previously secured the lease of the facility and equipment. This reduced rent expense in 2001 by approximately $1.3 million.

     Sipex may become involved in various legal actions, including securities class actions, arising in the ordinary course of business. Between July 10 and July 19, 2001, two virtually identical purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, captioned “Darren Suprina v. Sipex Corp. et al” (C.A. No. 01-11185-DPW) and “Doug Howell v. Sipex Corp. et al” (C.A. No. 01-11243-DPW). The suits name as defendants Sipex and certain officers of Sipex. The suits are purportedly brought on behalf of a class of all persons who purchased Sipex’s common stock from July 20, 2000 through and including January 11, 2001. The suits allege, among other things, that Sipex’s financial statements for the second and third quarters of fiscal year 2000 contain misstatements and assert violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. The suits seek an unspecified award of damages. Sipex believes that the allegations in the complaints are without merit and intends to contest them vigorously. At December 31, 2001, no provision was made for any potential costs related to these matters as management concluded it was not probable that any loss would be incurred.

14.  Valuation and Qualifying Accounts

       The Company had the following activity for the inventory and accounts receivable allowances:

	INVENTORY	BAD DEBT & RETURNS

1999
Beginning Balance January 1	$908	$868
Charged to costs and expenses	2,563	1,196
Deductions	(756)	(784)

2000
Balance January 1	2,715	1,280
Charged to costs and expenses	3,645	3,681
Deductions	(2,171)	(2,072)

2001
Balance January 1	4,189	2,889
Charged to costs and expenses	5,637	4,555
Deductions	(6,285)	(5,000)

Balance December 31	$3,541	$2,444

15. Export Sales and Major Customers

     Sipex’s operations are classified into one reportable segment. Substantially all of our operations and long-lived assets reside in the United States although we have sales operations in Munich, Belgium, Taipei, Tokyo, Shenzhen, and Seoul.

     Revenues by geographic area are summarized as follows (in thousands):

	2001	2000	1999

United States / Canada	$27,702	$53,471	$44,463
Europe	22,274	18,778	14,681
Far East	18,037	32,173	23,832
Japan	4,049	10,198	6,844

	$72,062	$114,620	$89,820

     For the year ended 2001, Snecma accounted for 10% of Sipex’s direct sales. Sales to Future Electronics, Sipex’s largest distributor, accounted for 21%, 23%, and 17% of Sipex’s net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

     For the year ended December 31, 2001, Sipex had four customers which accounted for 11%, 11%, 12% and 13% of the accounts receivable balance. For the year ended December 31, 2000, Sipex had one customer which accounted for 15% of the accounts receivable balance. For the year ended December 31, 1999, Sipex had one customer which accounted for 21% of the accounts receivable balance.

16. Quarterly Data (Unaudited)

     Following is a summary of quarterly operating results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by Sipex prior to June 20, 2001. Information for the quarters ended June 30, 2001 and September 29, 2001 have been restated on Form 10-Q/A to reflect a change in our reserve for returns in the quarter ended June 30, 2001 and September 30, 2001 for returns from two of our customers in June 2001.

     Net income (loss) per share amounts are based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net income (loss) per share for the four quarters may differ slightly from net income (loss) per share for the year.

Quarterly Results and Stock Market Data

	Dec. 31, 2001	Sept. 29, 2001	June 30, 2001	March 31, 2001

	(in thousands, except per share data)
Fiscal 2001
Net sales	$17,965	$15,031	$19,372	$19,694
Gross profit	3,157	(3,251)	(2,299)	897
Net income (loss)	(1,896)	(6,463)	(6,305)	(5,028)
Net income (loss)per share — basic	(0.08)	(0.26)	(0.26)	(0.22)
Net income (loss) per share — assuming dilution	(0.08)	(0.26)	(0.26)	(0.22)
Stock price range per share:
High	13.380	14.040	13.440	25.563
Low	6.000	6.440	6.531	7.656

	Dec. 31, 2000	Sept. 30, 2000	July 1, 2000	April 1, 2000

	(in thousands, except per share data)
Fiscal 2000
Net sales	$20,772	$35,711	$31,401	$26,736
Gross profit	(233)	15,180	11,842	9,701
Net income (loss)	(5,184)	4,746	2,703	1,652
Net income (loss) per share — basic	(0.23)	0.21	0.12	0.08
Net income (loss) per share — assuming dilution	(0.23)	0.20	0.12	0.07
Stock price range per share:
High	45.125	49.672	34.938	44.813
Low	15.875	23.000	20.063	17.688