Form 10-Q
period 2002-03-30
SIPEX CORP
filed 2002-05-03
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-27892

SIPEX Corporation
(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-6135748 (I.R.S. Employer Identification No.)

22 Linnell Circle, Billerica, Massachusetts (Address of principal executive offices)	01821 (Zip Code)

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

Yes    ☒      No  ☐

     There were 27,913,984 shares of the Registrant’s Common Stock issued and outstanding as of May 1, 2002.

FORM 10-Q
THREE MONTHS ENDED MARCH 30, 2002

INDEX

Item
Number		Page

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 30, 2002 and December 31, 2001.	3

	Condensed Consolidated Statements of Operations for the three months ended March 30, 2002 and March 31, 2001.	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2002 and March 31, 2001.	5

	Notes To Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	*

Item 2.	Changes in Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES	23

* No information provided due to inapplicability of item.

Part I:   FINANCIAL INFORMATION
Item 1:   Financial Statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)

ASSETS:
Current Assets:
Cash and cash equivalents	$2,725	$4,874
Accounts receivable, less allowances of $1,212 and $2,444 at March 30, 2002 and December 31, 2001, respectively	9,700	10,966
Inventories	26,835	25,295
Deferred income taxes-current	3,163	3,163
Prepaid expenses and other current assets	1,943	1,871

Total current assets	44,366	46,169
Property, plant, and equipment, net	65,487	67,172
Goodwill	2,984	2,984
Deferred income taxes	30,585	28,688
Other assets	114	114

Total assets	$143,536	$145,127

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$7,822	$5,989
Accrued expenses	3,876	2,928
Deferred income	641	992

Total current liabilities	12,339	9,909
Long-term debt	5,975	7,396

Total liabilities	18,314	17,305

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at March 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $.01 par value, 40,000 shares authorized and 24,909 and 24,844 shares issued and outstanding at March 30, 2002 and December 31, 2001, respectively	249	248
Additional paid-in capital	149,825	149,447
Accumulated deficit	(24,860)	(21,903)
Accumulated other comprehensive loss	8	30

Total shareholders’ equity	125,222	127,822

Total liabilities and shareholders’ equity	$143,536	$145,127

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net sales	$16,063	$19,694
Cost of sales	13,888	18,797

Gross profit	2,175	897

Operating expenses:
Research and development	2,714	4,045
Marketing and selling	2,266	2,659
General and administrative	1,655	2,172
Restructuring and facility exit costs	—	(317)

Total operating expenses	6,635	8,559

(Loss) from operations	(4,460)	(7,662)
Other income (expense), net	(387)	139

(Loss) before income taxes	(4,847)	(7,523)
Income tax (benefit)	(1,890)	(2,495)

Net (loss)	$(2,957)	$(5,028)

Net (loss) per common share-basic and assuming dilution	$(0.12)	$(0.22)

Weighted average common and common equivalent shares outstanding-basic and assuming dilution	24,874	22,514

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Operating activities:
Net (loss)	$(2,957)	$(5,028)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) in deferred income taxes	(1,897)	(2,496)
Provision for uncollectable receivables and returns and allowances	307	219
Depreciation and amortization	2,128	1,774
Changes in current assets and liabilities:
Decrease in accounts receivable	959	1,455
Increase in inventories	(1,540)	(1,030)
Increase in prepaid expenses	(72)	(123)
Increase in other assets	—	(2)
Increase in accounts payable	1,833	3,139
Increase (decrease) in accrued expenses	948	(668)
(Decrease) increase in deferred income	(351)	990
Increase in other long-term liabilities	—	199

Net cash used in operating activities	(642)	(1,571)

Investing activities:
Purchase of property, plant, and equipment	(443)	(2,427)

Net cash used in investing activities	(443)	(2,427)

Financing activities:
Proceeds from issuance of common stock	379	203
(Payments of) proceeds from debt obligations	(1,421)	3,985

Net cash (used in) provided by financing activities	(1,042)	4,188

Effect of foreign currency translation adjustments	(22)	20

(Decrease) increase in cash and cash equivalents	(2,149)	210
Cash and cash equivalents, beginning of period	4,874	1,732

Cash and cash equivalents, end of period	$2,725	$1,942

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1	$—
Interest	$68	$185

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The consolidated financial statements include the accounts of Sipex Corporation (the “Company”) and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Form 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented and were prepared based upon the accounting policies disclosed in the Company’s Form 10-K. The results of operations for the three-month period ended March 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Significant Accounting Policies

   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, Goodwill and Other Intangible Assets to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS 142, the Company will no longer amortize goodwill. The Company will test for impairment of goodwill at least annually and will use a two step approach to assess any impairment to goodwill at the established reporting unit level.

     The Company has adopted SFAS 142 effective the first quarter of 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $376,000. At March 30, 2002, unamortized goodwill approximated $3.0 million. The Company will evaluate goodwill, at least, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company has recognized no impairment loss as of March 30, 2002 in connection with the adoption of SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     Goodwill as of March 30, 2002 consists of the following (in thousands):

Goodwill	$3,769
Less: accumulated amortization	(785)

Goodwill	$2,984

     The proforma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the three months ended March 31, 2001 is as follows (in thousands):

Net (loss) as reported	$(5,028)
Add back: Goodwill amortization expense	94

Adjusted net income (loss)	$(4,934)

Basic (loss) per share, as reported	$(0.22)
Add back: Goodwill amortization expense	—

Proforma basic loss per share	$(0.22)

Diluted (loss) per share, as reported	(0.22)
Add back: Goodwill amortization expense	—

Proforma diluted loss per share	$(0.22)

3.   Long-term debt

     As of March 30, 2002, the Company had long-term debt consisting of $6.0 million borrowed under the Company’s bank line of credit. Funds advanced under the line are due June 1, 2003 and are collateralized by substantially all assets of the Company. The amended loan agreement requires compliance with certain minimum tangible net worth and financial ratios. For the quarter ended March 30, 2002, the Company was not in compliance with the net income and quick ratio debt covenants and has obtained a waiver from the lender as of March 30, 2002.

     On April 16, 2002, the outstanding balance of $6.9 million on the line of credit was paid using proceeds from the private placement of securities (see Note 6). Subsequent to the paydown, the line of credit continues to be available to the Company in accordance with the loan agreement.

4.   Net Income (Loss) Per Share

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

     A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	March 30,	March 31,
	2002	2001

Weighted average shares – basic	24,874	22,514
Net effect of dilutive potential common shares outstanding based on the Treasury stock method using the average market price	—	—

Weighted average common shares assuming dilution	24,874	22,514

Antidilutive potential common shares excluded from the computation above	4,926	4,297

5.   Valuation and Qualifying Accounts

     The Company had the following activity for the inventory and accounts receivable allowances:

		BAD DEBT &
	INVENTORY	RETURNS

Balance, December 31, 2001	$3,541	$2,444
Charged to costs and expenses	500	307
Deductions	(1,199)	(1,539)

Balance March 30, 2002	$2,842	$1,212

6.   Subsequent Event

     On April 16, 2002, the Company issued 3.0 million shares of common stock through a private placement of securities, resulting in proceeds to the Company of approximately $23.4 million, net of placement agent fees and other costs related to the issuance. Proceeds from the offering of $6.9 million were used to pay down the Company’s bank line of credit to zero and the balance of $16.5 million is to provide funding for working capital and general corporate purposes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

      From time to time, information provided by us, statements made by our employees or information included in its filings with the Securities and Exchange Commission (including in this Form 10-Q) may contain statements which are not historical facts, known as "forward-looking statements", and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations below which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures, and statements regarding revenue recognition policies, including estimates of future returns) constitute "forward-looking" statements. Any such statements are not promises or guarantees but are subject to risks and uncertainties that may cause our actual future results to differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in our other filings with the Securities and Exchange Commission. Sipex disclaims any obligation to publicly update or revise any such statements to reflect any change in expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

     We are a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits, primarily for original equipment manufacturers doing business in the networking, computing and communications. Our four product families; power management, serial interface, analog display and optical storage constitute a broad, synergistic portfolio of standard analog ICs that address specific applications in desktop and portable computers, optical storage, handheld digital peripherals such as PDAs, cell phones and digital still cameras, and network and telecommunications infrastructure.

Results of Operations

     The table below presents the statements of operations for the three month period ended March 30, 2002 and March 31, 2001, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended March 30, 2002 to the corresponding period from the prior fiscal year.

	Three Months Ended

			Percentage
	March 30,	March 31,	Increase
	2002	2001	(Decrease)

Net sales	100.0%	100.0%	(18.4)%
Cost of sales	86.5	95.4	(26.1)

Gross profit	13.5	4.6	142.5

Operating expenses
Research and development	16.9	20.6	(32.9)
Marketing and selling	14.1	13.5	(14.8)
General and administrative	10.3	11.0	(23.8)
Facility exit costs	0.0	(1.6)	0.0

Total operating expenses	41.3	43.5	(22.5)

Operating (loss)	(27.8)	(38.9)	(41.8)
Other income (expense), net	(2.4)	0.7	(378.4)

(Loss) before income taxes	(30.2)	(38.2)	(35.6)

     Net sales for the first quarter of 2002 decreased 18.4% to $16.1 million, as compared to $19.7 million for the same period last year. Approximately half the decrease in sales for the first quarter of 2002, as compared to the same quarter last year, was due to the global slowdown in the semiconductor industry. The remainder of the sales decrease from the prior year was due to delays of shipments to the Company’s assembly houses, which eventually created a backup at the Company’s final test facility and lower than expected revenue through distribution. The delays were partially due to a slower than anticipated startup after the Company’s fabrication plant shutdown near year-end 2001, which was implemented as a cost savings measure. International shipments decreased 4.4% and domestic shipments decreased 40.0% in the first quarter, as compared to the corresponding 2001 period. International sales represented 71% and 60% of net sales for the first quarter of 2002 and 2001, respectively. The increase in the percentage of international sales was due to a $3.1 million decrease, 40%, in domestic sales in the first quarter of 2002, as compared to the first quarter of 2001. Geographically, Sipex experienced sales growth of 11.1% in Europe while sales declined 42.5% in Japan, 8.9% in the Pacific Rim, and 40.0% in the United States in the first quarter of 2002, as compared to the first quarter of 2001.

     Gross profit for the first quarter of 2002 increased 142.5% to $2.2 million, as compared to $897,000 for the same period last year. As a percentage of net sales, gross profit increased to 13.5% for the first quarter of 2002 from 4.6% in the same prior year period. The increased percentage, as compared to the first quarter of 2001, was due to improved wafer fab yield, improved capacity utilization due to increased internal wafer manufacturing combined with significantly reduced wafers purchased from the Company’s suppliers and reduced spending. This overall improvement was partially offset by lower average selling prices for the Company’s products resulting from the slowdown in the semiconductor industry.

      Research and development expenses for the first quarter of 2002 decreased $1.3 million or 32.9%, as compared to the same period in the previous year. The decrease in research and development expenses in the first quarter of 2002 was due mainly to reduced process development expenses in the wafer fabrication facility in the first quarter of 2002, as compared to the first quarter of 2001, combined with cost controls put in place in the fourth quarter of 2001, which benefited the first quarter of 2002. As a percentage of net sales, research and development decreased to 16.9% for the first quarter of 2002, as compared to 20.6% for the same period last year.

      Marketing and selling expenses for the first quarter of 2002 decreased $393,000 or 14.8%, as compared to the same period in the previous year. The decrease in marketing and selling expenses in the first quarter was due mainly to cost saving measures implemented in 2001 along with decreased sales representative commissions on the lower sales. As a percentage of net sales, marketing and selling increased to 14.4% for the first quarter of 2002, as compared to 13.5% for the same period last year.

     General and administrative expenses for the first quarter of 2002 decreased $517,000 or 23.8%, as compared to the same period in the previous year. The decrease in the first quarter of 2002 was due mainly to the discontinuation of goodwill amortization and cost saving measures. As a percentage of net sales, general and administrative expenses decreased to 10.3% from 11.0% during the same quarter last year.

     Other income (expense), net was $(387,000) and $139,000 in the first quarter of 2002 and 2001, respectively. The change was mainly the result of decreased interest income in the first quarter of 2002 due to the use of restricted cash in the second quarter of 2001 for the purchase the land, building and equipment of the Milpitas wafer fabrication facility, formerly under an operating lease. The effect of the lower interest income was partially offset by reduced interest expense on lower average borrowings in the first quarter of 2002.

     The Company recorded income tax benefit at an effective rate of 39% in the first quarter of 2002 and 33% income tax expense in the corresponding 2001 period. The 2002 effective tax rate differs from the 2001 effective tax rate primarily due to the disproportionately larger impact of federal and state tax credits on the effective rate for 2001. The Company recorded the tax benefit for the current period and the related increase in deferred tax assets, as it believes it is more likely than not, considering the level of historical taxable income and expectations for future income, that the operating loss will be utilized in the future to offset taxable income.

Liquidity and Capital Resources

     At March 30, 2002, the Company had working capital of $32.0 million and available funds of $2.7 million consisting of cash and cash equivalents.

     As of March 30, 2002, the Company had long-term debt consisting of $6.0 million borrowed under the Company’s $20.0 million bank line of credit. For the quarter ended March 30, 2002, the Company was not in compliance with the net income and quick ratio debt covenants and has obtained a waiver of noncompliance from the lender as of March 30, 2002.

      On April 16, 2002, the Company issued 3.0 million shares of common stock through a private placement, resulting in proceeds to the Company of approximately $23.4 million, net of placement agent fees and other costs related to the issuance. Proceeds from the offering of $6.9 million were used to pay down the Company’s bank line of credit to zero and the balance of $16.5 million is to provide funding for working capital and general corporate purposes. Subsequent to the paydown, the line of credit continues to be available to the Company in accordance with the loan agreement.

     Sipex anticipates that the available funds, bank loans and cashed provided from operations will be sufficient to meet cash and working capital requirements through at least the next twelve months and for the foreseeable future.

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

     Revenue Recognition. We consider revenue recognition to be a critical accounting policy. Beginning in the fourth quarter of 2000, we began deferring revenue on ordinary course shipments to our largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes price concession and return rights, the potential impact of which we believed we could no longer reasonably estimate. For all other product sales, revenue is recognized at the time of shipment because these distributors/customers have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, Sipex accrues for estimated sales returns upon shipment based upon our estimates of future returns. In the fourth quarter of 2001, Sipex accepted distributor orders for certain products on a discounted basis for which the distributor has no rights of return other than for product related issues, price protection or cancellation rights and which are not governed by the terms of the existing distributor contract. Revenue from these orders was recognized at the time of shipment, since these orders are non-cancelable, non returnable and for which such sales are not subject to the terms of the Company’s distribution agreement with the distributor, including without limitation the price protection, restocking and other returns rights the distributor is entitled to in the agreement. Revenue from engineering service contracts is recorded as performance is completed.

     Sales returns. We consider the estimate from reserve for sales returns to be a critical accounting policy. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate monthly with our channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. We use the results of this analysis to estimate the reserves for sales returns. We adjust our reserves for future returns as is necessary, based on returns experience returns expectations and our communications with our channel partners.

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

     Income taxes. We assess the realizability of our deferred tax assets by considering whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We considered the scheduled reversals of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2001, we had U.S. net operating loss carryforwards of approximately $85.6 million, which were available to offset future Federal taxable income. These losses expire beginning in 2005 through 2021. We also had Massachusetts and California net operating loss carryforwards of approximately $63.0 million and $11.3 million, respectively, which are scheduled to expire beginning in 2005 to 2006. In addition, we had Federal and State tax credits of approximately $1.3 million and $1.2 million, which are scheduled to expire from 2002 to 2021, respectively.

     In order to fully realize our deferred tax assets incurred to December 31, 2001, the Company will need to generate the following amounts of aggregate future taxable income within the periods noted below in order that none of our loss or credit carryforwards expire unused.

Approximate
Cumulative
Type of Deductible	Years	Expiration	Taxable Income
Temporary Difference	Generated	Dates	Required

U.S. loss carryforwards	1990 - 1995	2005 - 2010	$ 22.7 million
U.S. loss carryforwards	2000 - 2001	2020 - 2021	$ 62.5 million
Massachusetts loss carryforwards	2000 - 2001	2005 - 2006	$ 62.5 million
California loss carryforwards	2000 - 2001	2005 - 2006	$ 32.4 million
U.S. tax credit carryforwards	1995 - 2001	2010 - 2021	$107.6 million
California tax credit carryforwards	1998 - 2001	2006 - 2009	$101.3 million

     Based on projections of taxable income over the next several years, and considering the limitation imposed by IRC Section 382, we believe that none of our loss and credit carryforwards will expire unused. Based upon our projections for future income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Such reduction could have a material adverse affect on our statement of operations resulting from the income tax charge that would be required to reflect a valuation allowance against the deferred tax asset.

     In assessing the realizability of our deferred tax assets, we consider and rely upon projections of future taxable income. The key assumptions in our projections include sales growth rates, production volumes and yields and expected levels of operating expenditures in addition to the factors discussed below in the section titled Factors Affecting Future Results. These assumptions are subject to variation based upon both internal factors and external factors, many of which are beyond the control of the Company. To the extent that actual experience deviates from our assumptions, our projections would be affected and hence our assessment of realizability of our deferred tax assets may change. Such a change will likely occur if the current downturn in our industry is prolonged.

Factors Affecting Future Results

     Except for historical information contained herein, the matters set forth on this report on Form 10-Q, including the statements in the following paragraphs, are forward looking statements that are dependent on certain risks and uncertainties including such factors as, among others, delays in new product and process technology announcements and product introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which our products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	overall economic conditions in the United States and abroad, particularly as a result of the events of September 11th;

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	the availability of foundry capacity and raw materials;

•	fluctuations in yields;

•	changes in product mix;

•	our ability to introduce new products and technologies on a timely basis;

•	the introduction of products and technologies by our competitors;

•	market acceptance of our and our customers’ products;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	the level of future product returns; and

•	the cyclical nature of the semiconductor industry.

     Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

     The semiconductor industry is currently experiencing a downturn that is adversely affecting our results of operations. Our net revenue for the quarters ended March 30, 2002 and December 31, 2001, decreased 18% and 58% from the same prior year periods. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry will lead to downturns in our net income and may cause continued losses and cash flow shortages.

     As a result of the foregoing or other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could substantially harm our business, financial condition and operating results.

IT WOULD BE DIFFICULT FOR US TO ADJUST OUR SPENDING IF WE EXPERIENCE ANY REVENUE SHORTFALLS.

     Our future revenues will be difficult to predict and at times in the past we have failed to achieve our revenue expectations. Our expense levels are based in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason our operating results are likely to be harmed. Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and often fluctuate substantially. Because we are continuing to increase our operating expenses for personnel, new product development, and for inventory in anticipation of increasing sales levels, our operating results would be harmed if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS TO MAINTAIN AND GROW OUR BUSINESS.

     In order to remain competitive, we must continue to make significant investments in our facilities and capital equipment. We have funded a portion of our capital investments through long-term debt under our $20 million line of credit with a commercial bank. In addition to this line of credit, we have obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.4 million to the Company, net of placement agent fees and other costs of issuance. In the future we may seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms, if at all. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

WE MAY EXPERIENCE DIFFICULTIES IN DEVELOPING AND INTRODUCING NEW OR ENHANCED PRODUCTS NECESSITATED BY TECHNOLOGICAL CHANGES.

     Our future success will depend, in part, upon our ability to anticipate changes in market demand and evolving technologies, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change, and, as a result, our revenues and cash flow may be negatively impacted. Our success depends on our ability to develop new semiconductor devices for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into new products of our customers. The development of these new devices is highly complex and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including:

•	accurate new product definition;

•	timely completion and introduction of new product designs;

•	availability of foundry capacity;

•	achievement of manufacturing yields; and

•	market acceptance of our products and our customer’s products.

     Our success also depends upon our ability to accurately specify and certify the conformance of our products to applicable standards and to develop our products in accordance with customer requirements. We cannot assure you that we will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. We cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Furthermore, we cannot assure you that our customers’ products will achieve market acceptance.

OUR MANUFACTURING PROCEDURES ARE VERY COMPLEX, WHICH MAY RESULT IN MANUFACTURING DIFFICULTIES.

     Our manufacturing processes are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields that could result in product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time we have experienced yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. We cannot assure you that our foundry or those of our suppliers will not experience yield variances or other manufacturing problems that result in delayed product introduction or delivery delays.

     We currently rely on a variety of outside foundries to supply fully processed semiconductor wafers. There are significant risks associated with reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over quality assurance, manufacturing yields, capacity and production costs. The occurrences of any supply or other problems such as the wafer shortages could have a negative impact on our business revenues and results of operations. From time to time, the overall semiconductor industry has experienced significant growth, which has created industry-wide capacity shortages and extended lead times for contract assembly, raw wafers, capital equipment, foundry wafers and various other products and services that are critical to our performance. We are seeking to establish and maintain critical inventories and alternate sources to minimize the impact of our vendors’ capacity limitations. However, there may be future shortages of key services that harm our business and results of operations.

     In an effort to reduce our reliance on outside fabricators for our wafers, we have built an in-house fabrication facility in Milpitas, California. We have brought wafer production in-house and have transitioned substantially all of our products to the new fab. The new facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates depend upon the continued reliable operation and effective integration of a variety of hardware and software components. We cannot be sure that all of these components will be fully functional or successfully integrated or that the facility will achieve the forecasted yield targets. We have experienced and may continue to experience unexpected delays and problems in qualifying and ramping up production at this new facility. For example, we experienced delays in production startup during the first quarter of 2002, which delayed shipments to our assembly houses, created a backup at our final test facility and resulting in lower than expected revenue from product distribution. Our failure to implement the new fab successfully and in a timely fashion may impact future revenue growth and operating results. In addition, the amount of capital expenditures required to bring the facility to full operating capacity could be greater than currently anticipated. Higher costs to bring the facility to full operating capacity will reduce margins and could harm our business and results of operations.

BRINGING OUR WAFER FABRICATION FACILITY TO FULL OPERATING CAPACITY COULD TAKE LONGER AND COST MORE THAN WE ANTICIPATED.

     Our wafer fabrication facility in Milpitas, California began production in the second half of 1999. The facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates and manufacturing yields depend upon the reliable operation and effective integration of a variety of hardware and software components. We have experienced and may continue to experience unexpected delays and problems in qualifying and ramping up production in this facility. Our inability to achieve and maintain acceptable production capacity and yield levels will adversely impact our gross margins, profitability and financial condition. In addition, the amount of capital expenditures required to bring the facility to full operating capacity could be greater than we currently anticipate. Higher costs to bring the facility to full operating capacity will reduce our margins and could harm our business.

WE RELY ON OUTSIDE FOUNDRIES TO SUPPLY WAFERS AND THOSE FOUNDRIES MAY NOT PRODUCE AT ACCEPTABLE LEVELS.

     We rely on outside foundries to supply fully processed semiconductor wafers. This reliance on outside foundries presents the following potential risks:

•	lack of adequate wafer supply;

•	limited control over delivery schedules;

•	unavailability of or delays in obtaining access to key process technologies; and

•	limited control over quality assurance, manufacturing yields and production costs.

     Additionally, the manufacture of integrated circuits is a highly complex and technologically demanding process. Our third party foundries have, from time to time, experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. We cannot assure you that our outside foundries will not experience lower than expected manufacturing yields in the future.

     Additionally, we purchase fully processed semiconductor wafers from outside foundries. We do not have a guaranteed level of production capacity at any of our foundries. The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. We cannot assure you that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our revenues and business will be harmed.

WE MUST COMPLY WITH SIGNIFICANT ENVIRONMENTAL REGULATIONS, WHICH IS DIFFICULT AND EXPENSIVE.

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

WE DEPEND ON DISTRIBUTORS WHO SELL DIRECTLY TO OEMs.

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

WE MAY NOT SUCCESSFULLY EXPAND OUR SALES AND DISTRIBUTION CHANNELS.

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

OUR FUTURE SUCCESS DEPENDS ON RETAINING OUR KEY PERSONNEL AND ATTRACTING AND RETAINING ADDITIONAL HIGHLY QUALIFIED EMPLOYEES.

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

WE MAY FACE SIGNIFICANT RISKS IN EXPANDING OUR INTERNATIONAL OPERATIONS.

     We derive a significant portion of our net sales from international sales, including Asia, which are subject to certain risks, including:

•	unexpected changes in legal and regulatory requirements;

•	changes in tariffs;

•	exchange rates and other barriers;

•	political and economic instability;

•	difficulties in accounts receivable collection;

•	difficulties in managing distributors or representatives;

•	difficulties in staffing and managing international operations;

•	difficulties in protecting our intellectual property overseas;

•	the seasonality of sales; and

•	potentially adverse tax consequences.

     International sales in the first quarters of 2002 and 2001 were $11.4 million and $11.8 million, respectively, or 71% and 60% of total net sales, respectively. There can be no assurance that economic troubles in any geographic area of the world will not have a material adverse effect on our business, results of operations and financial condition.

WE HAVE ONLY LIMITED PROTECTION FOR OUR PROPRIETARY TECHNOLOGY.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we are not aware of any pending or threatened patent litigation that we consider material, there can be no assurance that third parties will not assert claims against us with respect to existing or future products or technologies and we have been subject to such claims in the past. In litigation to determine the validity of any third party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our management personnel from productive tasks. In the event of an adverse ruling in such litigation, we may be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on acceptable terms, or at all, with respect to disputed third party technology. In the event of a successful claim against us and our failure to develop or license a substitute technology at a reasonable cost, our business, financial condition and results of operations would be materially and adversely affected.

     We cannot assure you that foreign intellectual property laws will protect our intellectual property rights. Furthermore, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any of our patents. We may be subject to, or may initiate, interference proceedings in the patent office, which can demand significant financial and management resources.

WE MAY BECOME SUBJECT TO INFRINGEMENT CLAIMS

     Although we do not believe that our products infringe the proprietary rights of any third parties, we have in the past been subject to infringement claims and third parties might assert infringement claims against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as a plaintiff or a defendant, would cause us to incur substantial costs and divert management resources from productive tasks. Any litigation, regardless of the outcome, could harm our business. If it appears necessary or desirable, we may seek licenses to intellectual property that we are allegedly infringing. We may not be able to obtain licenses on acceptable terms. The failure to obtain necessary licenses or other rights could harm our business.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, WE WILL EXPERIENCE FEWER CUSTOMER ORDERS, REDUCED REVENUES, REDUCED GROSS MARGINS AND LOST MARKET SHARE.

     We compete in markets that are intensely competitive, and which are subject to both rapid technological change and continued price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations, looking for additional cost savings and technological improvements. If we are not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. Our future competitive performance depends on a number of factors, including our ability to:

•	accurately identify emerging technological trends and demand for product features and performance characteristics;

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors;

•	bring products to market on a timely basis at competitive prices;

•	respond effectively to new technological changes or new product announcements by others;

•	increase device performance and improve manufacturing yields;

•	adapt products and processes to technological changes; and

•	adopt and/or set emerging industry standards.

     We cannot assure you that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, we cannot assure you that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable to us.

OUR STOCK PRICE HAS BEEN VOLATILE AND COULD CONTINUE TO REMAIN VOLATILE.

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock price ranged from a high of $45.125 to a low of $15.875. In the first quarter of 2001 ending March 31, 2001, our stock price ranged from a high of $25.563 to a low of $7.656. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. On January 12, 2001, our closing stock price was $13.00, down from a $24.23 closing price on January 11, 2001, as a result of a press release announcing lower than expected revenue and earnings.

WE COULD FACE SECURITIES LITIGATION IF OUR STOCK PRICE REMAINS HIGHLY VOLATILE.

     In the past, securities class action litigation has often followed periods of volatility in the market price of a company’s securities. We were recently named in two virtually identical purported securities class action lawsuits. The complaints alleged, among other things, that our financial statements for the second and third quarters of fiscal year 2000, contained incorrect statements, and sought unspecified damages. On April 12, 2002, the U.S. District Court dismissed both suits with prejudice.

     The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee that we will not become subject to such suits in the future. Moreover, there can be no guarantee that if we do become subject to such suits, that the ultimate outcome will be similar to the cases noted above. Any litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

a)	Exhibit 10.1 Comerica Bank – California Waiver

b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE: May 2, 2002	BY	-s- Frank R. DiPietro Frank R. DiPietro Executive Vice President, Finance Chief Financial Officer & Treasurer (Duly Authorized Officer & Principal Financial Officer)