Form 10-Q
period 2002-06-29
SIPEX CORP
filed 2002-08-13
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

or

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

Yes   No

         There were 27,955,682 shares of the Registrant’s Common Stock issued and outstanding as of August 2, 2002.

FORM 10-Q
THREE MONTHS ENDED JUNE 29, 2002

INDEX

Item
Number		Page

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 29, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 29, 2002 and June 30, 2001	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 29, 2002 and June 30, 2001	5

	Notes To Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-20

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES	22

* No information provided due to inapplicability of item.

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 29,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS:

Current Assets:

Cash and cash equivalents	$5,426	$4,874

Short-term investment securities	5,961	—

Accounts receivable, less allowances of $982 and $2,444 at June 29, 2002 and December 31, 2001, respectively	11,952	10,966

Inventories	25,691	25,295

Deferred income taxes-current	—	3,163

Prepaid expenses and other current assets	1,902	1,871

Total current assets	50,932	46,169

Property, plant, and equipment, net	65,823	67,172

Goodwill	—	2,984

Deferred income taxes	—	28,688

Other assets	114	114

Total assets	$116,869	$145,127

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:

Accounts payable	$10,378	$5,989

Accrued expenses	4,130	2,928

Deferred income	819	992

Total current liabilities	15,327	9,909

Long-term debt	—	7,396

Total liabilities	15,327	17,305

Shareholders’ equity:

Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at June 29, 2002 and December 31, 2001, respectively	—	—

Common stock, $.01 par value, 40,000 shares authorized and 27,954 and 24,844 shares issued and outstanding at June 29, 2002 and December 31, 2001, respectively	279	248

Additional paid-in capital	173,642	149,447

Accumulated deficit	(72,353)	(21,903)

Accumulated other comprehensive income (loss)	(26)	30

Total shareholders’ equity	101,542	127,822

Total liabilities and shareholders’ equity	$116,869	$145,127

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$16,988	$19,372	$33,052	$39,066

Cost of sales	18,931	21,671	32,820	40,468

Gross profit (loss)	(1,943)	(2,299)	232	(1,402)

Operating expenses

Research and development	3,560	3,514	6,274	7,559

Marketing and selling	2,206	2,628	4,472	5,287

General and administrative	2,645	1,914	4,300	3,993

Restructuring and facility exit costs	—	494	—	177

Amortization/impairment of goodwill	2,984	94	2,984	188

Total operating expenses	11,395	8,644	18,030	17,204

(Loss) from operations	(13,388)	(10,943)	(17,798)	(18,606)

Other income (expense), net	(329)	(112)	(716)	28

(Loss) before income taxes	(13,667)	(11,055)	(18,514)	(18,578)

Income tax expense (benefit)	33,826	(4,750)	31,936	(7,245)

Net (loss)	$(47,493)	$(6,305)	$(50,450)	$(11,333)

Net (loss) per common share-basic and assuming dilution	$(1.70)	$(0.26)	$(1.91)	$(0.49)

Weighted average common and common equivalent shares outstanding-basic and assuming dilution	27,930	23,983	26,402	23,248

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Operating activities:

Net (loss)	$(50,450)	$(11,333)
Adjustments to reconcile net (loss) to net cash used in operating activities:

(Increase) decrease in deferred income taxes	31,851	(7,248)

Provision for uncollectable receivables and returns and allowances	713	1,803

Depreciation and amortization	7,203	3,795

Change in other long-term liabilities	—	(1,396)

Changes in current assets and liabilities:

(Increase) decrease in accounts receivable	(1,699)	3,079

Increase in inventories	(396)	(575)

Increase in prepaid expenses and other assets	(31)	(703)

Increase (decrease) in accounts payable	4,389	(2,660)

Increase (decrease) in accrued expenses	1,202	(302)

(Decrease) increase in deferred income	(173)	310

Net cash used in operating activities	(7,391)	(15,230)

Investing activities:

Proceeds from restricted cash	—	36,750

Purchase of investments	(5,961)	—

Purchase of property, plant and equipment	(2,870)	(38,232)

Net cash used in investing activities	(8,831)	(1,482)

Financing activities:

Proceeds from issuance of common stock	24,226	22,112

(Payments of) proceeds from debt obligations	(7,396)	136

Net cash provided by financing activities	16,830	22,248

Effect of foreign currency translation adjustments	(56)	(53)

Increase in cash and cash equivalents	552	5,483

Cash and cash equivalents, beginning of period	4,874	1,732

Cash and cash equivalents, end of period	$5,426	$7,215

Supplemental cash flow information:

Cash paid during the period for:

Income taxes	$81	$—

Interest	$12	$360

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

         The consolidated financial statements include the accounts of Sipex Corporation (the “Company”) and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Form 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented and were prepared based upon the accounting policies disclosed in the Company’s Form 10-K. The results of operations for the three and six month periods ended June 29, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Significant Accounting Policies

         Recent Accounting Pronouncements

         The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We are currently examining the effect of this pronouncement on the results of operations and financial position of Sipex, but currently we believe the effect will not be material.

         On July 30, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements", and (2) can be measured at fair value. The principal reason for issuing Statement 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. We are currently examining the effect of this pronouncement on the results of operations and financial position of Sipex, but currently we believe the effect will not be material.

3. Goodwill Impairment

         For the quarter ended March 30, 2002, the Company adopted SFAS 142 effective and was no longer amortizing goodwill upon adoption, thereby eliminating annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142 on January 1, 2002, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment at January 1, 2002.

         In the second quarter of 2002, the Company experienced significant changed circumstances resulting from the Company’s stock price decreasing during the quarter, which reduced the Company’s fair value. These circumstances indicated that the Company’s goodwill might not be recoverable. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of the impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. The impairment charge in the second quarter of 2002 compared with the quarterly goodwill amortization of $94,000 during 2001 under SFAS 121.

         The proforma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the three and six months ended June 30, 2001 is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2002	June 29, 2002

Net (loss) as reported	$(6,305)	$(11,333)
Add back: Goodwill amortization expense	94	188

Adjusted net (loss)	$(6,211)	$(11,145)

Basic and diluted (loss) per share, as reported	$(0.26)	$(0.49)
Add back: Goodwill amortization expense	—	0.01

Proforma basic loss per share	$(0.26)	$(0.48)

4. Long-term Debt

         On April 16, 2002, the outstanding bank line of credit balance of $6.9 million was paid down to zero using proceeds from the private placement of Company common stock (see Note 8). The line of credit has a borrowing limit of $10.0 million with a borrowing base of 80% of the Company’s accounts receivable. Funds advanced under the line bear interest at the bank’s base rate minus 0.5%, are due June 1, 2003 and are collateralized by substantially all our assets. For the quarter ended June 29, 2002, the Company was not in compliance with the net income, quick ratio and current ratio covenants on its bank line of credit and has obtained a waiver from the lender as of June 29, 2002, as well as an amendment to the net income requirements for the third and fourth quarter of 2002 and the quick ratio and current ratio requirements through June 1, 2003.

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

         A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Weighted average shares — basic	27,930	23,983	26,402	23,248

Net effect of dilutive potential common shares outstanding based on the Treasury stock method using the average market price	—	—	—	—

Weighted average common shares assuming dilution	27,930	23,983	26,402	23,248

Antidilutive potential common shares excluded from the computation above	5,116	4,102	5,204	3,971

6. Valuation and Qualifying Accounts

         The Company had the following activity for six months ended June 29, 2002 in the inventory and accounts receivable allowances:

		Bad Debt &
	Inventory	Returns

Balance December 31, 2001	$3,541	$2,444

Charged to costs and expenses	500	307

Deductions	(1,199)	(1539)

Balance March 30, 2002	2,842	1,212

Charged to costs and expenses	540	406

Deductions	(1)	(636)

Balance June 29, 2002	$3,381	$982

7. Income Taxes

         In the second quarter of 2002, the Company established a full valuation allowance and incurred a tax charge of $33.8 million for its deferred tax assets, which included significant net operating loss and tax credit carryforwards. The valuation allowance was established as the Company no longer believes that it is more likely than not that the net operating loss and tax credit carryforwards will be realized in the carryforward period. This change in estimate during the second quarter of 2002 was based on updated evaluations considering historical taxable income levels and expectations of future taxable income. For the first six months of 2001, the Company recorded an income tax benefit at a 39% effective rate. The Company recorded the tax benefit for the 2001 period and the related increase in deferred tax assets, as it believed it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would be utilized in the future to offset taxable income.

8. Stockholders’ Equity

         On April 16, 2002, the Company issued 3.0 million shares of common stock through a private placement of securities, resulting in proceeds to the Company of approximately $23.4 million, net of placement agent fees and other costs related to the issuance. Proceeds from the offering of $6.9 million were used to pay down the Company’s bank line of credit to zero and the balance of $16.5 million was used to provide funding for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         From time to time, information provided by us, statements made by our employees or information included in its filings with the Securities and Exchange Commission (including in this Form 10-Q) may contain statements which are not historical facts. Such statements are referred to as “forward-looking statements”, and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors Affecting Future Results sections below that are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures, and statements regarding revenue recognition policies, including estimates of future returns) constitute “forward-looking” statements. Such statements are not promises or guarantees and are subject to risks and uncertainties that may cause our actual future results to differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in this Form 10-Q, as well as the Management Discussion and Analysis of Financial Condition and Results of Operations contained in our most recent 10-K. We caution you not to place undue reliance on the forward-looking statements contained in this Form 10-Q, which speak only as of the date hereof. Sipex disclaims any obligation to publicly update or revise any such statements to reflect any change in expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

         We are a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits, primarily for original equipment manufacturers doing business in the high growth markets of networking, computing and communications. Our four product families: power management, serial interface, analog display and optical storage constitute a broad, synergistic portfolio of standard analog ICs that address specific applications in desktop and portable computers, optical storage, handheld digital peripherals such as PDAs, cell phones and digital still cameras, and network and telecommunications infrastructure.

Results of Operations

         The table below presents the statements of operations for the three and six month periods ended June 29, 2002 and June 30, 2001, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended June 29, 2002 to the corresponding period from the prior fiscal year.

	Three Months Ended			Six Months Ended

			Percentage			Percentage
	June 29,	June 30,	Increase	June 29,	June 30,	Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Net sales	100.0%	100.0%	(12.3)%	100.0%	100.0%	(15.4)%

Cost of sales	111.4	111.9	(12.6)	99.3	103.6	(18.9)

Gross profit	(11.4)	(11.9)	(15.5)	0.7	(3.6)	(116.5)

Operating expenses

Research and development	21.0	18.1	1.3	19.0	19.3	(17.0)

Marketing and selling	13.0	13.6	(16.1)	13.5	13.5	(15.4)

General and administrative	15.6	9.9	38.2	13.0	10.2	7.7

Amortization/impairment of goodwill	17.6	0.5	3,074.5	9.0	0.5	1,487.2

Restructuring and facility exit costs	—	2.6	(100.0)	—	0.5	(100.0)

Total operating expenses	67.1	44.6	22.3	54.5	44.0	4.8

(Loss) from operations	(78.5)	(56.5)	(56.5)	(53.8)	(47.6)	(4.3)

Other income (expense), net	(1.9)	(0.6)	193.8	(2.2)	0.1	(2,657.1)

(Loss) before income taxes	(80.5)	(57.1)	(23.6)	(56.0)	(47.5)	(0.3)

Income tax expense (benefit)	199.1	(24.5)	(812.1)	96.6	(18.5)	(540.8)

Net (loss)	(279.6)%	(32.5)%	(653.3)%	(152.6)%	(29.0)%	(345.2)%

Net Sales

         Net sales for the second quarter of 2002 decreased 12.3% to $17.0 million, as compared to $19.4 million for the same period last year. Net sales for the first six months of 2002 decreased 15.4% to $33.1 million, as compared to the same period last year. The decreases in net sales in the 2002 periods, as compared to the same periods last year, were due to the continued global slowdown in the semiconductor industry. Net sales from our interface and display driver product lines have decreased, in part, by an increase in net sales from our power management product lines. Shifts in product mix, lower average selling prices and our decision to exit certain product lines further contributed to the decreases in sales. International shipments increased 15.8% and domestic shipments decreased 51.4% in the second quarter, as compared to the corresponding 2001 period. For the first six-months of 2002, international shipments increased 5.4% and domestic shipments decreased 45.8%, as compared to the same 2001 period. International sales represented 77% and 58% of net sales for the second quarter of 2002 and 2001, respectively. For the first six months of 2002 and 2001, international sales represented 74% and 59% of net sales, respectively. The increase in the percentage of international sales in 2002 over 2001 was mainly due to a $4.2 million (51%) and $7.3 million (46%) decrease in domestic sales for the second quarter and first six months of 2002, respectively. Geographically, Sipex experienced sales growth of 77% in the Pacific Rim, while sales declined 39% in Japan, 18% in Europe and 51% in the United States in the second quarter of 2002, as compared to the second quarter of 2001.

Gross Profit

         Gross (loss) decreased 15.5% to $1.9 million in the second quarter of 2002, as compared to $2.3 million for the same period last year. For the first six months of 2002, gross profit increased 116.5% to $232,000 over the gross profit (loss) of $(1.4) million for the first six months of 2001. As a percentage of net sales, gross (loss) decreased to 11.4% from 13.5% for the first quarter of 2002. For the first six months of 2002, gross profit as a percentage of net sales was 0.7%, as compared to a gross (loss) of 3.6% for the same 2001 period. The improved percentages, as compared to the respective prior year periods, were mainly due to improved yields and reduced spending. This overall improvement was partially offset by reduced net sales and continued lower capacity utilization within our manufacturing fab.

Research and Development

         Research and development expenses for the second quarter of 2002 increased by $46,000 and decreased $1.3 million for the first six months of 2002 from the prior year levels. The decrease in research and development for the first six months of 2002 was due mainly to reduced process development expenses in the wafer fabrication facility in the first quarter of 2002, as compared to the same 2001 quarter, combined with cost controls put in place in the fourth quarter of 2001, which benefited the first quarter of 2002. Research and development expenses for the second quarter of 2002 reflected increased product development costs offset by continued cost controls. As a percentage of net sales, research and development increased to 21.0% for the second quarter of 2002, as compared to 18.1% in the same quarter of 2001. For the first six months of 2002, research and development expenses decreased to 19.0% from 19.3% for the same period last year.

Marketing and Selling

         Marketing and selling expenses decreased $422,000 and $815,000 for the second quarter and first six months of 2002, respectively, as compared to the same 2001 periods. The decreases in marketing and selling expenses for the 2002 periods were due mainly to cost saving measures implemented in 2001 and decreased sales representative commissions on the lower sales. As a percentage of net sales, marketing and selling reduced to 13.0% for the second quarter of 2002, as compared to 13.6% for the same period last year and was 13.5% of net sales for the first six months of both years.

General and Administrative

         General and administrative expenses for the second quarter of 2002 increased $731,000 or 38%, as compared to the same period in the previous year. For the first six months of 2002, general and administrative expenses increased $307,000 or 8% over the same period last year. The increased general and administrative expenses for the 2002 periods resulted from severance costs paid in the second quarter of 2002 to the Company’s former Chief Executive Officer. Excluding severance costs, general and administrative expenses were lower as a result of cost saving measures. As a percentage of net sales, general and administrative expenses increased to 15.6% and 13.0%

for the second quarter and first six months of 2002, respectively, from 9.9% and 10.2% during the same periods last year.

Amortization/Impairment of Goodwill

         For the quarter ended March 30, 2002, the Company adopted SFAS 142 effective and was no longer amortizing goodwill upon adoption, thereby eliminating annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142 on January 1, 2002, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment at January 1, 2002.

         In the second quarter of 2002, the Company experienced significant changed circumstances resulting from the Company’s stock price decreasing during the quarter, which reduced the Company’s fair value. These circumstances indicated that the Company’s goodwill might not be recoverable. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of the impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. The impairment charge in the second quarter of 2002 compared with the quarterly goodwill amortization of $94,000 during 2001 under SFAS 121.

Other Income (Expense), Net

         Other income (expense), net was $(329,000) and $(716,000) for the second quarter and first six months of 2002, respectively, as compared with $(112,000) and $28,000 for the same periods last year. The changes in the 2002 periods were mainly the result of decreased interest income in 2002 due to the use of $36.8 million of restricted cash in June 2001, which provided funds for the purchase of the land, building and equipment of the Milpitas wafer fabrication facility, formerly under an operating lease. The effect of the lower interest income was partially offset by reduced interest expense on lower average borrowings in the respective 2002 periods.

Income Tax Expense (Benefit)

         In the second quarter of 2002, the Company established a full valuation allowance for its deferred tax assets, which included significant net operating loss and tax credit carryforwards. The valuation allowance was established, as the Company no longer believes that it is more likely than not that the net operating loss and tax credit carryforwards will be realized during the carryforward period. This change in estimate during the second quarter of 2002 was based on updated evaluations considering historical taxable income levels and expectations of future taxable income. For the first six months of 2001, the Company recorded an income tax benefit at a 39% effective rate. The Company recorded the tax benefit for the 2001 period and the related increase in deferred tax assets, as it believed it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would be utilized in the future to offset taxable income.

Liquidity and Capital Resources

         As of June 29, 2002, we had working capital of $35.6 million and available funds of $11.4 million consisting of cash and cash equivalents and short-term investments as compared to working capital of $36.2 million and cash and cash equivalents of $4.9 million as of December 31, 2001. Cash used in operations was $7.4 million for the first six months of 2002 as compared to cash used in operations of $15.2 million for the first six months of 2001. The decrease in cash used in operations in the first six months of 2002 was mainly due to an increase in accounts payable and accrued expenses of $5.6 million versus a decrease of $3.0 million in 2001. The significantly greater net loss in 2002 was largely due to the $31.9 million tax charge as a result of the establishment of a valuation allowance for the full amount of our net deferred income taxes, as compared to a tax benefit of $7.2 million for the same period last year. This increased net loss, which also included a $3.0 million charge for goodwill, did not result in greater net cash used in our operations as the deferred tax charge and goodwill were not cash items.

         Net cash used in investing activities was $8.8 million and $1.5 million for the first six months of 2002 and 2001, respectively. Additions to property plant and equipment were $2.9 million in 2002, as compared to $38.2 million in 2001. The expenditures in the 2001 period consisted mainly of the purchase of the land, building and equipment of our Milpitas manufacturing facility in June 2001 for $35.0 million, which was previously leased. Proceeds for the buyout in 2001 were provided by the liquidation of $36.8 million of restricted cash. Additionally in 2002, $6.0 million was used for the purchase of short term investments.

         Net cash of $16.8 million and $22.2 million was provided by financing activities for the first six months of 2002 and 2001, respectively. In the second quarters of 2002 and 2001, we received cash of $23.4 million and $21.6 million, respectively, net of placement agent fees and other costs, through the private placements of 3.0 million and 2.2 million shares, respectively, of Sipex common stock. Proceeds from the 2002 offering were used to pay down our line of credit to zero, with the balance to be used for general corporate purposes. Proceeds from the 2001 offering were used to pay down our line of credit to $7.2 million from $11.0 million at the end of the first quarter of 2001, with the balance to be used to provide funding for operations.

         For the quarter ended June 29, 2002, the Company was not in compliance with the net income, quick ratio and current ratio covenants on its bank line of credit and has obtained a waiver from the lender and an amendment to its net income requirements for the third and fourth quarters of 2002 and the quick ratio and current ratio covenants. The line of credit has a borrowing limit of $10.0 million with a borrowing base of 80% of the Company’s accounts receivable. Funds advanced under the line bear interest at the bank’s base rate minus 0.5%, are due June 1, 2003 and are collateralized by substantially all our assets. There were no loans outstanding under the line of credit at June 29, 2002.

         During 2002, due to the effects on our Company of the continued global slowdown in the semiconductor industry, we have consumed cash through operations of $7.4 million. Our focus over the next two quarters is to align our cost structure with our expected revenues to achieve a neutral cash flow from operations.

         While Sipex expects to report a loss, at least through the third and fourth quarters of 2002, we believe that our currently available cash and investments combined with our cost reduction programs in process and our available borrowings will be sufficient to meet our cash and working capital requirements through at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate, if our cost reduction initiatives are insufficient, or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Sipex, as well as factors beyond our control, including the continued downturn in the semiconductor industry, volatility and uncertainty in the capital markets as well as increased market uncertainty following the terrorist attacks of September 11, 2001 and the ongoing U.S. war on terrorism. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or debt securities may result in additional, and perhaps, significant dilution.

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

         Sales returns. We consider the estimate for reserve for sales returns to be a critical accounting policy. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate monthly with our channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. We use the results of this analysis to estimate the reserves for sales returns. We adjust our reserves for future returns as is necessary, based on returns experience returns expectations and our communications with our channel partners.

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

         In order to fully realize our deferred tax assets incurred to December 31, 2001, the Company will need to generate the following amounts of aggregate future taxable income within the periods noted below to prevent any of our loss or credit carryforwards from expiring unused.

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

         Based on projections of taxable income over the next several years, and considering the limitation imposed by IRC Section 382, in the second quarter of 2002, due to what we believe may be a longer than previously estimated downturn in our industry, we no longer believe that it is more likely than not that none of our loss and credit carryforwards will expire unused and that we will realize the benefits of these deductible differences. We therefore established a valuation allowance in the second quarter and incurred a tax charge for the full amount of deferred income tax asset of $33.8 million.

Factors Affecting Future Results

         Except for historical information contained herein, the matters set forth on this report on Form 10-Q, including the statements in the following paragraphs, are forward looking statements that are dependent on certain risks and uncertainties, without limitation, including such factors as, among others, delays in new product and process technology announcements and product introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which our products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

         This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-Q. You should carefully consider these risks before making an investment decision. These risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	overall economic conditions in the United States and abroad;

•	the cyclical nature of the semiconductor industry.

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	the availability of foundry capacity and raw materials;

•	fluctuations in yields;

•	changes in product mix;

•	our ability to introduce new products and technologies on a timely basis;

•	the introduction of products and technologies by our competitors;

•	market acceptance of our and our customers’ products;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	the level of future product returns; and

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

         The semiconductor industry has, since 2001, been experiencing a prolonged and severe downturn that continues to adversely affect our results of operations. Our net revenue for the quarter and six month period ended June 29, 2002, decreased 12% and 15% from the same prior year periods. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry lead to downturns in our net income and may cause continued losses and cash flow shortages.

         As a result of the foregoing or other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could substantially harm our business, financial condition and operating results.

IT WOULD BE DIFFICULT FOR US TO ADJUST OUR SPENDING IF WE EXPERIENCE ANY REVENUE SHORTFALLS.

         Our future revenues are difficult to predict and at times in the past we have failed to achieve our revenue expectations. Our expense levels are based in part, on our expectations of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason our operating results are likely to be harmed. Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and often fluctuate substantially. Because we are continuing to increase our operating expenses for personnel, new product development, and for inventory in anticipation of increasing sales levels, our operating results would be harmed if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS TO MAINTAIN AND GROW OUR BUSINESS.

         In order to remain competitive, we must continue to make significant investments in our facilities and capital equipment. We have obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.4 million to the Company, net of placement agent fees and other costs of issuance. We may seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms, if at all. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in substantial dilution, depending on the price at which the equity is sold or the debt is converted and the extent of our needs.

WE MAY EXPERIENCE DIFFICULTIES IN DEVELOPING AND INTRODUCING NEW OR ENHANCED PRODUCTS NECESSITATED BY TECHNOLOGICAL ADVANCES.

         Our future success will depend, in part, upon our ability to anticipate changes in market demand and evolving technologies to remain competitive we must enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change, and, as a result, our revenues and cash flow may be negatively impacted. Our success depends on our ability to develop new semiconductor devices for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into new products of our customers. The development of these new devices is highly complex and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including:

•	accurate new product definition;

•	timely completion and introduction of new product designs;

•	availability of foundry capacity;

•	achievement of manufacturing yields; and

•	market acceptance of our products and our customers’ products.

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

         In an effort to reduce our reliance on outside fabricators for our wafers, we have built an in-house fabrication facility in Milpitas, California. We have brought wafer production in-house and have transitioned substantially all of our products to the new fab. The new facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates depend upon the continued reliable operation and effective integration of a variety of hardware and software components. We cannot be sure that all of these components will be fully functional or successfully integrated or that the facility will achieve the forecasted yield targets. We have experienced and may continue to experience unexpected delays and problems in qualifying and ramping up production at this new facility. For example, we experienced delays in production startup during the second quarter of 2002, which delayed shipments to our assembly houses, created a backup at our final test facility and resulted in lower than expected revenue from product distribution. Our failure to implement the new fab successfully and in a timely fashion may impact future revenue growth and operating results. In addition, the amount of capital expenditures required to bring the facility to full operating capacity could be greater than currently anticipated. Higher costs to bring the facility to full operating capacity will reduce margins and could harm our business and results of operations.

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

OUR WAFER FABRICATION FACILITY AND THE FACILITIES OF CERTAIN OF OUR SIGNIFICANT CUSTOMERS AND THIRD-PARTY WAFER SUPPLIERS ARE LOCATED IN AREAS SUSCEPTIBLE TO EARTHQUAKES.

         Our in-house fabrication facility and the facilities of certain of our significant customers and third-party wafer suppliers are located in areas that are susceptible to earthquakes. Damage caused by earthquakes may result in shortages in water or electricity or transportation, which could limit the production capacity of our wafer facility and/or the ability of certain of our subcontractors to provide needed products. Any reduction in production capacity or the ability to obtain fully processed semiconductor wafers could cause delays or shortages in our product supply, which would harm our business. If our facilities or the facilities of our customers are damaged by future earthquakes, it could have a materially adverse effect on our business.

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

WE DEPEND ON DISTRIBUTORS WHO SELL DIRECTLY TO OEMs.

         Approximately 60% of our net sales are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain provisions for return of our product including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent six months shipments and in certain circumstances upon termination of the distributor relationship. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. Beginning in the fourth quarter of 2000, we began deferring revenue on shipments to our largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor included price concessions and return rights the potential impact of which we believed we could no longer reasonably estimate.

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

         International sales in the second quarters of 2002 and 2001 were $13.1 million and $11.3 million, respectively, or 77% and 58% of total net sales, respectively. There can be no assurance that economic troubles in any geographic area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

         We cannot assure you that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, we cannot assure you that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable to us

OUR STOCK PRICE HAS BEEN VOLATILE AND COULD CONTINUE TO REMAIN VOLATILE.

         The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock closing price ranged from a high of $45.125 to a low of $15.875. In the second quarter of 2002 ending June 29, 2002, our stock closing price ranged from a high of $11.20 to a low of $4.09. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

         Between July 10 and July 19, 2001, two virtually identical purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, captioned “Darren Suprina v. SIPEX Corp. et al” (C.A. No. 01-11185-DPW) and “Doug Howell v. SIPEX Corp. et al” (C.A. No. 01-11243-DPW). The suits named as defendants SIPEX and certain officers of SIPEX. The suits were purportedly brought on behalf of a class of all persons who purchased SIPEX’s common stock from July 20, 2000 through and including January 11, 2001. The suits alleged, among other things, that SIPEX’s financial statements for the second and third quarters of fiscal year 2000 contained misstatements and asserted violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. The suits sought unspecified damages awards. On April 12, 2002, the United States District Court dismissed both suits with prejudice.

Item 2. Changes in Securities and Use of Proceeds:

         On April 16, 2002, the Company issued and sold 3.0 million shares of SIPEX common stock in a private placement pursuant to Section 4(2) of the Securities Act of 1933 to certain institutional investors for an aggregate amount of $25.5 million. The Company paid approximately $2.1 million in placement agent fees and other costs related to the issuance, resulting in net proceeds to the Company of approximately $23.4 million. Proceeds from the offering were used to pay down the Company’s bank line of credit to zero and the balance of $16.5 million is to provide funding for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on May 17, 2002. Holders of an aggregate of 24,909,584 shares at the close of business on April 8, 2002 were entitled to vote at the meeting. At such meeting, our shareholders voted to elect Mr. James E. Donegan to serve as director for a term of three years. There were 19,287,550 votes for the election of Mr. Donegan and 2,843,275 votes withheld for his election. There were no broker non-votes or abstentions.

         The term of office for the following directors continued after the meeting: Douglas M. McBurnie, Manfred Loeb, Lionel H. Olmer, John l. Sprague and Willy M. C. Sansen.

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

                           10.1 Comerica Bank — California Waiver

                           99.1 Certification of Chief Executive Officer

                           99.2 Certification of Chief Financial Officer

         b) Reports on Form 8-K

On April 15, 2002, Sipex filed a Current Report on Form 8-K (SEC file No. 000-27892) to announce the sale of 3.0 million shares of common stock to institutional investors for an aggregate cash price of $25.5 million, resulting in net proceeds to the Company of $23.4 million, net of placement agent fees and other expenses.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE: August 12, 2002	BY	/s/ Frank R. DiPietro

Frank R. DiPietro

Executive Vice President, Finance

Chief Financial Officer & Treasurer

(Duly Authorized Officer &

Principal Financial Officer)