Form 10-Q
period 2002-09-28
SIPEX CORP
filed 2002-11-12
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-27892

SIPEX Corporation

(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-6135748 (I.R.S. Employer Identification No.)

233 South Hillview Drive, Milpitas CA (Address of principal executive offices)	95053 (Zip Code)

(408) 934-7500
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

         There were 27,955,682 shares of the Registrant’s common stock issued and outstanding as of October 25, 2002.

FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2002

INDEX

Item
Number		Page

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 28, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 28, 2002 and September 29, 2001	4

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 28, 2002 and September 29, 2001	5

	Notes To Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-26

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

Item 4.	Controls and Procedures	26

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	27

	SIGNATURES	28-29

* No information provided due to inapplicability of item

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 28,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS:

Current Assets:

Cash and cash equivalents	$13,484	$4,874

Short-term investment securities	5,994	—

Accounts receivable, less allowances of $1,252 and $2,444 at September 28, 2002 and December 31, 2001, respectively	9,913	10,966

Inventories	19,485	25,295

Deferred income taxes-current	—	3,163

Prepaid expenses and other current assets	2,197	1,871

Total current assets	51,073	46,169

Property, plant, and equipment, net	59,980	67,172

Goodwill	—	2,984

Deferred income taxes	—	28,688

Other assets	99	114

Total assets	$111,152	$145,127

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:

Accounts payable	$10,950	$5,989

Accrued expenses	4,108	2,928

Accrued restructuring and reorganization costs	2,540	—

Deferred income	1,092	992

Total current liabilities	18,690	9,909

Long-term debt	10,379	7,396

Total liabilities	29,069	17,305

Shareholders’ equity:

Preferred stock, $.01 par value, 1,000 shares authorized and no shares issued or outstanding at September 28, 2002 and December 31, 2001, respectively	—	—

Common stock, $.01 par value, 40,000 shares authorized and 27,955 and 24,844 shares issued and outstanding at September 28, 2002 and December 31, 2001, respectively	279	248

Additional paid-in capital	175,263	149,447

Accumulated deficit	(93,428)	(21,903)

Accumulated other comprehensive income (loss)	(31)	30

Total shareholders’ equity	82,083	127,822

Total liabilities and shareholders’ equity	$111,152	$145,127

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	$16,625	$15,031	$49,677	$54,097

Cost of sales	21,272	18,282	54,092	58,750

Restructuring costs	1,909	—	1,909	—

Gross (loss)	(6,556)	(3,251)	(6,324)	(4,653)

Operating expenses Research and development	3,407	2,742	9,680	10,301

Marketing and selling	1,813	2,421	6,286	7,708

General and administrative	1,816	1,609	6,116	5,599

Reorganization costs	1,623	—	1,623	—

Restructuring and facility exit costs	3,806	—	3,806	177

Impairment	1,819	—	1,819	—

Amortization/impairment of goodwill	—	94	2,984	284

Total operating expenses	14,284	6,866	32,314	24,069

(Loss) from operations	(20,840)	(10,117)	(38,638)	(28,722)

Other income (expense), net	(57)	(479)	(774)	(452)

(Loss) before income taxes	(20,897)	(10,596)	(39,412)	(29,174)

Income tax expense (benefit)	178	(4,133)	32,113	(11,378)

Net (loss)	$(21,075)	$(6,463)	$(71,525)	$(17,796)

Net (loss) per common share-basic and assuming dilution	$(0.75)	$(0.26)	$(2.66)	$(0.75)

Weighted average common and common equivalent shares outstanding-basic and assuming dilution	27,955	24,732	26,920	23,743

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Operating activities:

Net (loss)	$(71,525)	$(17,796)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Decrease (increase) in deferred income taxes	31,851	(11,386)

Provision for uncollectable receivables and returns and allowances	1,890	2,190

Depreciation and amortization	9,160	6,184

Provision for inventories	3,306	4,667

Restructuring and reorganization charges	7,338	(357)

(Gain) loss on sale of fixed assets	(123)	14

Impairment charges	1,819	—

Change in other long-term liabilities	—	(1,396)

Changes in current assets and liabilities:

Accounts receivable	(837)	5,083

Inventories	426	(715)

Prepaid expenses and other assets	(142)	(1,055)

Accounts payable	4,961	(4,009)

Accrued expenses	1,180	32

Deferred income	100	(231)

Net cash used in operating activities	(10,596)	(18,775)

Investing activities:

Proceeds from restricted cash	—	36,750

Purchase of investments	(5,994)	—

Purchase of property, plant and equipment	(3,569)	(38,795)

Net cash used in investing activities	(9,563)	(2,045)

Financing activities:

Proceeds from issuance of common stock	24,226	22,115

Proceeds from debt obligations	12,000	—

Repayment of debt obligations	(7,396)	287

Net cash provided by financing activities	28,830	22,402

Effect of foreign currency translation adjustments	(61)	(115)

Increase in cash and cash equivalents	8,610	1,467

Cash and cash equivalents, beginning of period	4,874	1,732

Cash and cash equivalents, end of period	$13,484	$3,199

Supplemental cash flow information:

Cash paid during the period for:

Income taxes	$81	$(238)

Interest	$12	$491

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

         The consolidated financial statements include the accounts of Sipex Corporation (the “Company”) and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Form 10-K filing. The accompanying financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented and were prepared based upon the accounting policies disclosed in the Company’s Form 10-K. The results of operations for the three and nine month periods ended September 28, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

         Cash equivalents and short-term investments

         The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. Short-term investments consist of commercial paper, are classified as held-to-maturity and accounted for at amortized cost.

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

         On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements", and (2) can be measured at fair value. The principal reason for issuing Statement 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue No. 94-3, do not meet the definition of a liability. Statement 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. Statement No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. We are currently examining the effect of this pronouncement on the results of operations and financial position of Sipex.

3. Goodwill Impairment

         The Company adopted SFAS 142 effective January 1, 2002 and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment at January 1, 2002.

         In the second quarter of 2002, the Company experienced significant changed circumstances resulting from the Company’s stock price decrease during the quarter, which reduced the Company’s fair value. These circumstances indicated that the Company’s goodwill might not be recoverable. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of the impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. The impairment charge in the second quarter of 2002 compared with the nine month goodwill amortization of $284,000 during the first nine months of 2001.

         The proforma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the three and nine months ended September 29, 2001 is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 29, 2001	September 29, 2001

Net (loss) as reported	$(6,463)	$(17,796)

Goodwill amortization expense	94	284

Adjusted (loss)	$(6,369)	$(17,512)

Basic and diluted (loss) per share, as reported	$(0.26)	$(0.75)

Add back: Goodwill amortization expense	—	0.01

Proforma basic loss per share	$(0.26)	$(0.74)

4. Long-term Debt

         As of September 28, 2002, long-term debt consisted of a convertible secured note amounting to approximately $10,379,000.

         Bank Line-of-Credit:

         On April 16, 2002, the outstanding bank line of credit balance of $6.9 million was paid down to zero using proceeds from the private placement of Company common stock (see Note 8). On September 27, 2002, the Company terminated its line of credit agreement with its bank. The bank’s security interest in substantially all the Company’s assets was subsequently released.

         Convertible Secured Note:

         On September 27, 2002, Sipex sold a convertible secured note (the note) with an attached warrant to an affiliate of an existing commercial partner (largest distributor) of the Company for an aggregate cash amount of $12.0 million. The Company recorded the note at $10.4 million and the warrant at $1.6 million (recorded to paid in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the note, the Company can require the conversion of the note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is equal to 110% of the average closing price for the 5 days preceding the closing or $2.9458. The note is secured by a Deed of Trust on the Company’s land and building at Milpitas, California.

5. Net Income (Loss) Per Share

         Net income (loss) per share-basic is based upon the weighted average number of common shares outstanding. Net income (loss) per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive.

         A reconciliation of basic weighted average common shares with weighted average shares assuming dilution is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Weighted average shares — basic	27,955	24,732	26,920	23,743

Net effect of dilutive potential common shares outstanding based on the Treasury Stock and If Converted methods using the average market price	—	—	—	—

Weighted average common shares assuming dilution	27,955	24,732	26,920	23,743

Antidilutive potential common shares excluded from the computation above	6,168	4,443	5,217	4,429

6. Valuation and Qualifying Accounts

         The Company had the following activity for the nine month period ended September 28, 2002 in the inventory and accounts receivable allowances:

		Bad Debt &
	Inventory	Returns

Balance December 31, 2001	$3,541	$2,444

Charged to costs and expenses	500	307

Deductions	(1,199)	(1,539)

Balance March 30, 2002	2,842	1,212

Charged to costs and expenses	1,031	406

Deductions	(120)	(636)

Balance June 29, 2002	3,753	982

Charged to costs and expenses	1,775	1,055

Deductions	(1,307)	(785)

Balance September 28, 2002	$4,221	$1,252

7. Income Taxes

         In the second quarter of 2002, the Company established a full valuation allowance and incurred a tax charge of $33.8 million for its deferred tax assets, which included significant net operating loss and tax credit carryforwards. The valuation allowance was established as the Company no longer believes that it is more likely than not that the net operating loss and tax credit carryforwards will be realized in the carryforward period. This change in estimate during the second quarter of 2002 was based on updated evaluations considering historical taxable income levels and expectations of future taxable income. For the first nine months of 2001, the Company recorded an income tax benefit at a 39% effective rate. The Company recorded the tax benefit for the 2001 period and the related increase in deferred tax assets, as it believed it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would be utilized in the future to offset taxable income.

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

         On October 10, 2002, the Company made a Tender Offer to exchange options to purchase an aggregate of 2,495,052 shares of the Company’s common stock, whether vested or unvested, that have been granted under its 1996 Incentive Stock Option Plan, 1997 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Nonstatutory Stock Option Plan and certain stand-alone Option Plans that have exercise prices greater than $7.50 per share and that are held by eligible employees. The option exchange offer, including all withdrawal rights, expired at 5 p.m. Pacific Time, on Friday, November 8, 2002. Pursuant to the terms and conditions of the option exchange offer, a total of 60 eligible optionees participated in the option exchange program. On November 11, 2002, the Company accepted for cancellation options to purchase 570,174 shares of its common stock. Subject to the terms and conditions of the offer, the Company will grant new options to purchase 263,380 shares of its common stock on May 12, 2003 in exchange for the options tendered and accepted. The exercise price of the new options will be the fair market value of the Company's common stock on the new grant date. The new options will be vested as to 25% of the shares on the date of the new grant, and thereafter will vest as to 25% of the shares on each subsequent anniversary of the new option grant date.

9. Restructuring, Reorganization, Impairment and Facility Exit Costs

         Fiscal 2002

         Below is a summary of the activity related to restructuring costs:

		Accrual			Accrual
	Nature of	Balance	Incurred	Write-Off	Balance
Cash and Non-Cash Provisions:	Charges	31-Dec-01	Q3 2002	Q3 2002	28-Sep-02

Employee severance and related Expenses	Cash	$—	$256	$—	$256

Inventory related costs	Non-cash	—	1,909	1,909	—

Facility related costs	Cash	—	661	—	661

Impairment costs	Non-cash	—	1,819	1,819	—

Reorganization costs	Cash	—	1,623	—	1,623

Equipment related costs	Non-cash	—	2,889	2,889	—

Total Restructuring Accrual		$—	$9,157	$6,617	$2,540

         In the third quarter of 2002, Sipex incurred restructuring costs of $5.7 million, an impairment charge of $1.8 million and $1.6 million of reorganization charges. In September 2002, Sipex announced a plan to close the Company’s 4” wafer fabrication facility in San Jose, California and reduce the production output of the 6” wafer fabrication facility in Milpitas, California by moving to a modified five day per week work schedule from the seven day per week operation.

         Total third quarter restructuring charges related to these actions were $5.7 million, which consisted of $256,000 of severance costs related to an approximate 50 employee reduction in force at both manufacturing facilities, $1.9 million in net write-offs of inventory for the discontinued analog display and hybrid product families, $661,000 of facilities exit costs consisting principally of the remaining lease payments at the San Jose fabrication facility and $2.9 million of fabrication equipment which was written off. The fabrication equipment written off consisted of equipment on the Company’s 4” manufacturing product line, which was used mainly in the production of the discontinued analog display wafers and excess equipment on the Company’s 6” line. In addition to the restructuring charges, an impairment charge of $1.8 million was also incurred for the write down to fair value of the machinery and equipment at the San Jose fabrication facility which is scheduled to be closed by the end of the first quarter of 2003.

         Severance costs are planned to be paid mainly during the fourth quarter of 2002 for the Milpitas fabrication facility and during the first quarter of 2003 for the San Jose fabrication facility. Facility related costs extend out through the fourth quarter of 2004 for recurring lease costs.

         The sale of the Company’s hybrid product family in the third quarter of 2002 included a minimum level of royalty payments to be paid annually to the Company for a three year period totaling $400,000. Revenue will be recognized as received for these royalties due to the length of time and related uncertainties affecting their ultimate receipt.

         Sipex also implemented a plan to reorganize the structure of the Company into six functional groups. Changes in management related to this reorganization resulted in a $1.6 million charge for severance and related costs to six former management employees. The majority of these costs are expected to be paid during the Company’s 2002 fourth quarter.

         In the fourth quarter of 2002, Sipex announced a plan to close its test operations in Billerica, Massachusetts, which will be transferred to current subcontractors in Malaysia. This restructuring will result in severance costs related to the termination of approximately 45 employees and will include the write off of test equipment and the accrual of other facility related costs.

         Fiscal 2001

         The following table summarizes the accrual activity in facility exit costs for the nine-month period ended September 29, 2001:

	Accrual Balance	Incurred	Adjustments	Accrual Balance
	12/31/00	2001	to Accrual	09/29/01

People related costs	$133	$(51)	$(82)	$—

Facility related costs	373	(98)	(275)	—

	$506	$(149)	$(357)	$—

         In the second quarter of 2001, the Company recorded a restructuring charge of $494,000 for severance payments related to the reduction of the Company’s workforce by approximately 65 people as a result of the continued slowness in the semiconductor market. As of September 29, 2001, approximately $416,000 had been paid and the balance of the accrual for restructuring of $78,000 was paid in the fourth quarter of 2001.

         During the first quarter of 2001, Sipex accrued $40,000 for severance costs for an approximate 4% reduction in the Company’s workforce at the Company’s Milpitas facility, which was paid in the second quarter of 2001.

         At the end of the first quarter of 2001, Sipex sold the Calogic Fremont fabrication facility, which was planned for closure by the end of the quarter. As a result of the sale, the Company reduced both the facility exit related and employee termination portions of the accrual due to the assumption of the facility by the new owners who retained many of the employees to whom the Company had planned to pay severance costs.

         In the fourth quarter of 1999, Sipex announced a plan to close certain manufacturing facilities in California, which were acquired through a merger with Calogic. The remaining balance of the accrual as of December 31, 2000 was $506,000, consisting of $133,000 of employee termination costs and $373,000 of facility exit related costs.

10. Legal Proceedings

         Azzam Abdo filed an arbitration claim against the Company in the forum of the American Arbitration Association (No. 74-181-00291-01 SAT) stemming out of the Company’s acquisition by merger of Calogic in November of 1999. In the arbitration claim, Mr. Abdo asserted that he had a one-third ownership interest in an unincorporated division of Calogic and that he was entitled to a pay-out of one-third of the “assets” of the division because the merger took place. An arbitration was conducted in November 2002 and Mr. Abdo claimed an entitlement to $2,165,000, interest at 10% from November 1999 and costs. Sipex denied each of Mr. Abdo’s claims and vigorously defended against these claims in the arbitration. A decision is expected by approximately December 6, 2002. The results of any litigation or arbitration are inherently uncertain, and Sipex can offer no assurance that Sipex will prevail. If Sipex does not prevail, then we would be required to pay cash damages and our liquidity could be adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including in this Form 10-Q) may contain statements which are not historical facts. Such statements are “forward-looking statements”, and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors Affecting Future Results sections below that are not historical facts (including, but not limited to, statements concerning anticipated availability of cash for working capital and for capital expenditures, and statements regarding revenue recognition policies, including estimates of future returns) constitute “forward-looking” statements. Such statements are not promises or guarantees and are subject to risks and uncertainties that may cause our actual future results to differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in this Form 10-Q, as well as the Management Discussion and Analysis of Financial Condition and Results of Operations contained in our most recent Form 10-K. We caution you not to place undue reliance on the forward-looking statements contained in this Form 10-Q, which speak only as of the date hereof. Sipex disclaims any obligation to publicly update or revise any such statements to reflect any change in expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

         We are a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits, primarily for original equipment manufacturers doing business in the high growth markets of networking, computing and communications. Our product families: power management, serial interface, and optical storage constitute a broad, synergistic portfolio of standard analog ICs that address specific applications in desktop and portable computers, optical storage, handheld digital peripherals such as PDAs, cell phones and digital still cameras, and network and telecommunications infrastructure. The Company’s analog display family is being discontinued in the fourth quarter of 2002.

Results of Operations

         The table below presents the statements of operations for the three and nine month periods ended September 28, 2002 and September 29, 2001, as a percentage of net sales and provides the percentage increase of such items comparing the interim periods ended September 28, 2002 to the corresponding period from the prior fiscal year.

	Three Months Ended			Nine Months Ended

			Percentage			Percentage
	September 28,	September 29,	Increase	September 28,	September 29,	Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Net sales	100.0%	100.0%	10.6%	100.0%	100.0%	(8.2)%

Cost of sales	127.9	121.6	16.4	108.9	108.6	(7.9)

Restructuring costs	11.5	—	—	3.8	—	—

Gross (loss)	(39.4)	(21.6)	(101.7)	(12.7)	(8.6)	(35.9)

Operating expenses

Research and development	20.5	18.3	24.3	19.5	19.0	(6.0)

Marketing and selling	10.9	16.1	(25.1)	12.6	14.3	(18.4)

General and administrative	10.9	10.7	12.9	12.3	10.4	9.2

Reorganization costs	9.8	—	—	3.3	—	—

Restructuring and facility exit costs	22.9	—	—	7.7	0.3	2,050.3

Impairment	11.0	—	—	3.7	—	—

Amortization/impairment of goodwill	—	0.6	(100.0)	6.0	0.5	950.7

Total operating expenses	86.0	45.7	108.0	65.1	44.5	34.3

(Loss) from operations	(125.4)	(67.3)	106.0	(77.8)	(53.1)	34.5

Other income (expense), net	(0.3)	(3.2)	(88.1)	(1.6)	(0.8)	71.2

(Loss) before income taxes	(125.7)	(70.5)	97.2	(79.4)	(53.9)	35.1

Income tax expense (benefit)	1.1	(27.5)	(104.3)	64.6	(21.0)	(382.2)

Net (loss)	(126.8)%	(43.0)%	226.1%	(144.0)%	(32.9)%	301.9%

Net Sales

         Net sales for the third quarter of 2002 increased 10.6% to $16.6 million, as compared to $15.0 million for the same period last year. Net sales for the first nine months of 2002 decreased 8.2% to $49.7 million, as compared to the same period last year. Sequentially, the $16.6 million net sales for the third quarter of 2002 represented a 2.1% decrease from the $17.0 million net sales recorded in the second quarter of 2002. The $1.6 million increase in net sales in the third quarter of 2002, as compared to the same period last year, was due mainly to increased sales in the interface and optical storage product families which were partially offset by decreased net sales of the hybrid and analog display product families, which the Company sold to SatCon Electronics Inc. at the end of the third quarter of 2002. The $4.4 million decrease in net sales for the first nine months of 2002, as compared to the same prior year period was principally due to reduced sales during the first six months of 2002, as compared to the same 2001 period and was principally due to the continued global slowdown in the semiconductor industry. The sequential quarterly decrease in net sales in the third quarter of 2002 was mainly due to decreased revenue in the hybrid product family and was offset in part by an increase in optical storage product sales. Shifts in product mix, lower average selling prices and our decision to exit certain product families in 2002 contributed to reducing the first nine months of 2002 net sales levels compared to the first nine months of 2001.

         International net sales increased 21.4% and domestic shipments decreased 17.5% in the third quarter, as compared to the third quarter of 2001. For the first nine months of 2002, international shipments increased 10.5% and domestic shipments decreased 39.9%, as compared to the same 2001 period. International sales represented 79% and 72% of net sales for the third quarters of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, international sales represented 76% and 63% of net sales, respectively. The increase in the percentage of international sales in 2002 compared to 2001 was mainly due to decreases of $725,000 and $8.0 million in domestic sales for the third quarter and first nine months of 2002, respectively, combined with a $2.3 million and $3.6 million increase in international sales for the same respective periods. The $8.0 million reduction in domestic sales in the first nine months of 2002 compared to the same 2001 period was primarily due to decreases in the hybrid, analog display and legacy product families. The $3.6 million increase in international sales in the first nine months of 2002 compared to the same 2001 period was mainly due to increases in the power and optical storage product families. Geographically, Sipex experienced sales growth of 86% in the Pacific Rim and 195% in Japan, which was driven by our power and optical storage product families, while sales declined 32% in Europe and 18% in the United States in the third quarter of 2002, as compared to the third quarter of 2001.

Gross Profit

         Gross (loss) was $(6.6) million in the third quarter of 2002, as compared to $(3.3) million for the third quarter of 2001. For the first nine months of 2002, gross (loss) was $(6.3) million, as compared to the gross (loss) of $(4.7) million for the first nine months of 2001. As a percentage of net sales, gross (loss) increased to (39.4)% for the third quarter of 2002 from (21.6)% and (11.4)% for the third quarter of 2001 and second quarter of 2002, respectively. For the first nine months of 2002, gross (loss) as a percentage of net sales was (12.7)%, as compared to a gross (loss) of (8.6)% for the corresponding 2001 period. The deterioration in gross margin in the third quarter and first nine months of 2002 compared to the corresponding 2001 periods was due to $1.9 million of restructuring charges in the third quarter of 2002, decreased product yield at assembly and test of approximately $3.0 million in the third quarter of 2002 and continued lower capacity utilization within our manufacturing fab. This deterioration was partially offset by improved fab yields and reduced spending.

Research and Development

         Research and development expenses increased by $665,000 for the third quarter of 2002 and decreased $621,000 for the first nine months of 2002 compared to the prior year levels. The increase in research and development expenses for the third quarter of 2002 over the corresponding prior year quarter reflected new product startup costs for the optical storage product family and the reinstatement of employee pay levels which had been reduced due to cost savings measures, offset in part by continued cost controls. The decrease in research and development expenses for the first nine months of 2002 was due mainly to significantly reduced process development expenses in the wafer fabrication facility during the first quarter of 2002, as compared to the first quarter of 2001, combined with cost reductions put in place in the fourth quarter of 2001. As a percentage of net sales, research and development expenses increased to 20.5% for the third quarter of 2002, as compared to 18.3% in the same quarter of 2001. The reduction in research as a percentage of net sales for the third quarter of 2002 compared to 2001 is mainly due to the 2002 increased sales and secondarily to increased new product startup costs in 2002 for the optical storage product family. For the first nine months of 2002, research and development expenses increased to 19.5% from 19.0% for the same period last year. The increase in research and development costs as a percentage of net sales for the first nine months of 2002 is mainly due to lower net sales for the first nine months of 2002 as compared to the same 2001 period offset by lower research and development costs in 2002 due to significantly reduced process development expenses in the wafer fabrication facility during the first quarter of 2002.

Marketing and Selling

         Marketing and selling expenses decreased $608,000 and $1.4 million for the third quarter and first nine months of 2002, respectively, as compared to the corresponding 2001 periods. The decreases in marketing and selling expenses for the 2002 periods were due mainly to cost saving measures implemented in the fourth quarter of 2001 and decreased sales representative commissions on the lower sales for the first nine months of 2002. As a percentage of net sales, marketing and selling decreased to 10.9% for the third quarter of 2002, from 16.1% for the same period last year. For the first nine months of 2002, marketing and selling expenses decreased to 12.6% from 14.3% for the same period last year. These percentage decreases were primarily attributable to cost reduction efforts and changes in sales levels.

General and Administrative

         General and administrative expenses for the third quarter of 2002 increased $207,000 or 12.9%, as compared to the same period in the previous year. For the first nine months of 2002, general and administrative expenses increased $517,000 or 9.2% over the same period last year. The increased expenses in the third quarter of 2002 over the same prior year quarter was mainly due to increased payroll and other costs related to severance and the reinstatement of employee pay levels which had been reduced due to cost savings measures. The increased general and administrative expenses for the first nine months of 2002 resulted primarily from severance costs paid in the second quarter of 2002 to the Company’s former Chief Executive Officer. Excluding severance costs, general and administrative expenses were lower for the first nine months of 2002 as a result of cost saving measures. As a percentage of net sales, general and administrative expenses increased to 10.9% in the third quarter of 2002, as compared to 10.7% in the third quarter of 2001 and increased to 12.3% for the first nine months of 2002 from 10.4% during the same period last year.

Amortization/Impairment of Goodwill

         The Company adopted SFAS 142 effective January 1, 2002 and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment at January 1, 2002.

         In the second quarter of 2002, the Company experienced significant changed circumstances resulting from the Company’s stock price decrease during the quarter, which reduced the Company’s fair value. These circumstances indicated that the Company’s goodwill might not be recoverable. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of the impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. The impairment charge in the second quarter of 2002 compared with the nine month goodwill amortization of $284,000 during the first nine months of 2001.

         The proforma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the three and nine months ended September 29, 2001 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2001	September 29, 2001

Net (loss) as reported	$(6,463)	$(17,796)

Goodwill amortization expense	94	284

Adjusted (loss)	$(6,369)	$(17,512)

Basic and diluted (loss) per share, as reported	$(0.26)	$(0.75)

Add back: Goodwill amortization expense	—	0.01

Proforma basic loss per share	$(0.26)	$(0.74)

Restructuring, Reorganization, Impairment and Facility Exit Costs

         Fiscal 2002

         Below is a summary of the activity related to restructuring costs:

		Accrual			Accrual
	Nature of	Balance	Incurred	Write-Off	Balance
Cash and Non-Cash Provisions:	Charges	31-Dec-01	Q3 2002	Q3 2002	28-Sep-02

Employee severance and related expenses	Cash	$—	$256	$—	$256

Inventory related costs	Non-cash	—	1,909	1,909	—

Facility related costs	Cash	—	661	—	661

Impairment costs	Non-cash	—	1,819	1,819	—

Reorganization costs	Cash	—	1,623	—	1,623

Equipment related costs	Non-cash	—	2,889	2,889	—

Total Restructuring Accrual		$—	$9,157	$6,617	$2,540

         In the third quarter of 2002, Sipex incurred restructuring costs of $5.7 million, an impairment charge of $1.8 million and $1.6 million of reorganization charges. In September 2002, Sipex announced a plan to close the Company’s 4” wafer fabrication facility in San Jose, California and reduce the production output of the 6” wafer fabrication facility in Milpitas, California by moving to a modified five day per week work schedule from the seven day per week operation. These actions were taken to reduce the Company’s cost structure as a result of the continued slowdown in the semiconductor industry and to align the structure with our current business plan, which included the sale and discontinuance of the hybrid product line at the end of the third quarter and the discontinuance of the analog display product line which will end by the end of the first quarter of 2003. These product families accounted for approximately $4.0 million of net sales in the third quarter of 2002. The result of these actions was to consolidate our operations and focus the Company on our three remaining businesses consisting of interface, power management and optical storage.

         Total third quarter restructuring charges related to these actions were $5.7 million, which consisted of $256,000 of severance costs related to an approximate 50 employee reduction in force at both manufacturing facilities, $1.9 million in net write-offs of inventory for the discontinued analog display and hybrid product families, $661,000 of facilities exit costs consisting principally of the remaining lease payments at the San Jose fabrication facility and $2.9 million of fabrication equipment which was written off. The fabrication equipment written off consisted mainly of equipment on the Company’s 4” manufacturing product line, which was used mainly in the production of the discontinued analog display wafers. In addition to the restructuring charges, an impairment charge of $1.8 million was also incurred for the write down to fair value of the machinery and equipment at the San Jose fabrication facility which is scheduled to be closed by the end of the first quarter of 2003.

         Severance costs are planned to be paid mainly during the fourth quarter of 2002 for the Milpitas fabrication facility and during the first quarter of 2003 for the San Jose fabrication facility. Facility related costs extend out through the fourth quarter of 2004 for recurring lease costs.

         The sale of the Company’s hybrid product family in the third quarter of 2002 included a minimum level of royalty payments to be paid annually to the Company for a three year period totaling $400,000. Revenue will be recognized as received for these royalties due to the length of time and related uncertainties affecting their ultimate receipt.

         Sipex also implemented a plan to reorganize the structure of the Company into six functional groups. Changes in management related to this reorganization resulted in a $1.6 million charge for severance and related costs to six former management employees. The majority of these costs are expected to be paid during the Company’s 2002 fourth quarter.

         In the fourth quarter of 2002, Sipex announced a plan to close its test operations in Billerica, Massachusetts, which will be transferred to current subcontractors in Malaysia. This restructuring will result in severance costs related to the termination of approximately 45 employees and will include the write off of test equipment and the accrual of other facility related costs.

         Fiscal 2001

         The following table summarizes the accrual activity in facility exit costs for the nine-month period ended September 29, 2001:

	Accrual			Accrual
	Balance	Incurred	Adjustments	Balance
	12/31/00	2001	to Accrual	09/29/01

People related costs	$133	$(51)	$(82)	$—

Facility related costs	373	(98)	(275)	—

	$506	$(149)	$(357)	$—

         In the second quarter of 2001, the Company recorded a restructuring charge of $494,000 for severance payments related to the reduction of the Company’s workforce by approximately 65 people as a result of the continued slowness in the semiconductor market. As of September 29, 2001, approximately $416,000 had been paid and the balance of the accrual for restructuring of $78,000 was paid in the fourth quarter of 2001.

         During the first quarter of 2001, Sipex accrued $40,000 for severance costs for an approximate 4% reduction in the Company’s workforce at the Company’s Milpitas facility, which was paid in the second quarter of 2001.

         At the end of the first quarter of 2001, Sipex sold the Calogic Fremont fabrication facility, which was planned for closure by the end of the quarter. As a result of the sale, the Company reduced both the facility exit related and employee termination portions of the accrual due to the assumption of the facility by the new owners who retained many of the employees to whom the Company had planned to pay severance costs.

         In the fourth quarter of 1999, Sipex announced a plan to close certain manufacturing facilities in California, which were acquired through a merger with Calogic. The remaining balance of the accrual as of December 31, 2000 was $506,000, consisting of $133,000 of employee termination costs and $373,000 of facility exit related costs.

Other Income (Expense), Net

         Other income (expense), net was $(57,000) and $(774,000) for the third quarter and first nine months of 2002, respectively, as compared with $(479,000) and $(452,000) for the same periods last year. The increased net expense for the first nine months of 2002 was mainly the result of decreased interest income in 2002 due to the use of $36.8 million of restricted cash in June 2001, which provided funds for the purchase of the land, building and equipment of the Milpitas wafer fabrication facility, formerly under an operating lease. The effect of the lower interest income was partially offset by reduced interest expense on lower average borrowings in the respective 2002 periods. The improvement for the third quarter of 2002 is due to a gain of $123,000 on sales of fixed assets and the decreased interest expense in 2002 due to the pay-down to zero of the Company’s line-of-credit in the second quarter of 2002.

Income Tax Expense (Benefit)

         In the second quarter of 2002, the Company established a full valuation allowance for its deferred tax assets, which included significant net operating loss and tax credit carryforwards. The valuation allowance was established, as the Company no longer believes that it is more likely than not that the net operating loss and tax credit carryforwards will be realized during the carryforward period. This change in estimate during the second quarter of 2002 was based on updated evaluations considering historical taxable income levels and expectations of future taxable income. For the first nine months of 2001, the Company recorded an income tax benefit at a 39% effective rate. The Company recorded the tax benefit for the 2001 period and the related increase in deferred tax assets, as it believed it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would be utilized in the future to offset taxable income.

Liquidity, Financial Condition and Capital Resources

         As of September 28, 2002, we had working capital of $29.5 million and available funds of $19.5 million consisting of cash and cash equivalents and short-term investments as compared to working capital of $36.3 million and available funds consisting of cash and cash equivalents of $4.9 million as of December 31, 2001. Cash used in operations was $10.6 million for the first nine months of 2002, as compared to cash used in operations of $18.8 million for the first nine months of 2001. The decrease in cash used in operations in the first nine months of 2002 was mainly due to an increase in accounts payable and accrued expenses of $6.1 million versus a decrease of $4.0 million in 2001. The significantly greater net loss in 2002 was largely due to the $31.9 million tax charge as a result of the establishment of a valuation allowance for the full amount of our net deferred income taxes, as compared to a tax benefit of $11.4 million for the same period last year and $7.3 million of restructuring and reorganization charges in 2002. This increased net loss, which also included a $3.0 million charge for goodwill, a $1.8 million fixed asset impairment charge and a provision of $1.8 million for uncollectible receivables and returns and allowances, did not result in greater net cash used in our operations as the deferred tax charge, goodwill, impairment and provision for receivables are not cash items.

         Net cash used in investing activities was $9.6 million and $2.0 million for the first nine months of 2002 and 2001, respectively. Additions to property plant and equipment were $3.6 million in 2002, as compared to $38.8 million in 2001. The expenditures in the 2001 period consisted mainly of the purchase of the land, building and equipment of our Milpitas manufacturing facility in June 2001 for $35.0 million, which was previously leased. Proceeds for the buyout in 2001 were provided by the liquidation of $36.8 million of restricted cash. Additionally in 2002, $6.0 million was used for the purchase of short-term investments consisting mainly of high quality commercial paper.

         Net cash of $28.8 million and $22.4 million was provided by financing activities for the first nine months of 2002 and 2001, respectively. In the second quarters of 2002 and 2001, we received cash of $23.4 million and $21.6 million, respectively, net of placement agent fees and other costs, through the private placements of 3.0 million and 2.2 million shares, respectively, of Sipex common stock. Proceeds from the 2002 offering were used to pay down our line of credit to zero, with the balance to be used for general corporate purposes. Proceeds from the 2001 offering were used to pay down our line of credit to $7.2 million from $11.0 million at the end of the first quarter of 2001, with the balance to be used to provide funding for operations.

         On September 27, 2002, Sipex sold a convertible secured note (the Note) with an attached warrant to an affiliate of an existing commercial partner (largest distributor) of the Company for an aggregate cash amount of $12.0 million. The Company recorded the note at $10.4 million and the warrant at $1.6 million (recorded to paid in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the note, the Company can require the conversion of the note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is $2.9458. The note is secured by a Deed of Trust on the Company’s land and building at Milpitas, California.

         On April 16, 2002, the outstanding bank line of credit balance of $6.9 million was paid down to zero using proceeds from the private placement of Company common stock. On September 27, 2002, the Company terminated its line of credit agreement with its bank. The bank’s security interest in substantially all the Company’s assets was subsequently extinguished.

         During the first nine months of 2002, due to the effects on our Company of the continued global slowdown in the semiconductor industry, we have consumed cash through operations of $10.6 million. We have taken steps to focus on our strategic product families which are power management, multi-protocol interface and optical storage and to align our cost structure with expected revenues. We have targeted the achievement of a neutral cash flow from operations by the end of the first quarter of 2003.

         Azzam Abdo filed an arbitration claim against the Company in the forum of the American Arbitration Association stemming out of the Company’s acquisition by merger of Calogic in November of 1999. In the arbitration claim, Mr. Abdo asserted that he had a one-third ownership interest in an unincorporated division of Calogic and that he was entitled to a pay-out of one-third ownership interest in an unincorporated division of Calogic and that he was entitled to a pay-out of one-third of the “assets” of the division because the merger took place. An arbitration was conducted in November 2002 and Mr. Abdo claimed an entitlement to $2,165,000, interest at 10% from November 1999 and costs. Sipex denied each of Mr. Abdo's claims and vigorously defended against these claims in the arbitration. A decision is expected by approximately December 6, 2002. The results of any litigation or arbitration are inherently uncertain, and Sipex can offer no assurance that Sipex will prevail. If Sipex does not prevail, then we would be required to pay cash damages and our liquidity could be adversely affected.

         While Sipex expects to report a loss, at least through the second quarter of 2003, we believe that our currently available cash and investments, combined with our cost reduction programs-in-process and the restructuring and reorganization that we have taken, will be sufficient to meet our cash and working capital requirements through at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate, if our cost reduction initiatives are insufficient, or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Sipex, as well as factors beyond our control, including the continued downturn in the semiconductor industry, volatility and uncertainty in the capital markets as well as increased market uncertainty related to the ongoing U.S. war on terrorism and a potential war with Iraq. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or debt securities may result in additional, and perhaps, significant dilution.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, inventories, income taxes and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

         Revenue Recognition. Beginning in the fourth quarter of 2000, we began deferring revenue on ordinary course shipments to our largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor includes price concessions and return rights, the potential impact of which we believed we could no longer reasonably estimate. For all other product sales, assuming all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because these distributors/customers have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, Sipex accrues for estimated sales returns upon shipment based upon our estimates of future returns. In the fourth quarter of 2001, Sipex accepted distributor orders from our largest distributor for certain products on a discounted basis for which the distributor has no rights of return other than for product related issues, price protection or cancellation rights and which are not governed by the terms of the existing distributor contract. Revenue from these orders was recognized at the time of shipment, since these orders are non-cancelable, non returnable and for which such sales are not subject to the terms of the Company’s distribution agreement with the distributor, including without limitation the price protection, restocking and other returns rights the distributor is entitled to in the agreement. Revenue from engineering service contracts is recorded as performance is completed.

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

         Restructuring and impairment. The determination of the estimated restructuring accrual and impairment requires significant management judgment. To estimate the restructuring accrual, we prepare a plan that includes the number of employees to be terminated and the related severance cost, the amount of impairment for certain fixed assets and inventory, the termination costs of certain leases and the related actions required to execute the plan. It is possible that future events such as voluntary employee terminations, sublease agreements or a shift in the timing of the execution of the plan could result in significant changes to the original estimate.

         Sipex reviews long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. The future net cash flows can vary from management estimates due to unforeseen circumstances which may result in an impairment or additional impairment charges required to be recognized in the income statement.

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

Approximate
Cumulative
Type of Deductible	Years	Expiration	Taxable Income
Temporary Difference	Generated	Dates	Required

U.S. loss carryforwards	1990 – 1995	2005 – 2010	$22.7 million

U.S. loss carryforwards	2000 – 2001	2020 – 2021	$62.5 million

Massachusetts loss carryforwards	2000 – 2001	2005 – 2006	$62.5 million

California loss carryforwards	2000 – 2001	2005 – 2006	$32.4 million

U.S. tax credit carryforwards	1995 – 2001	2010 – 2021	$107.6 million

California tax credit carryforwards	1998 – 2001	2006 – 2009	$101.3 million

         Based on projections of taxable income over the next several years and considering the limitation of net operating losses that Sipex may deduct from its taxable income due to the ownership change which occurred during the second quarter of 2002, as defined and imposed by Section 382 of the Internal Revenue Code, due to what we believe may be a longer than previously estimated downturn in our industry, we no longer believe that it is more likely than not that none of our loss and credit carryforwards will expire unused and that we will realize the benefits of these deductible differences. We therefore established a valuation allowance in the second quarter of 2002 and incurred a tax charge for the full amount of deferred income tax asset of $33.8 million.

Factors Affecting Future Results

         Except for historical information contained herein, the matters set forth on this report on Form 10-Q, including the statements in the following paragraphs, are forward looking statements that are dependent on certain risks and uncertainties including, without limitation, such factors as, among others, delays in new product and process technology announcements and product introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which our products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below and elsewhere in this Form 10-Q. You should carefully consider these risks before making an investment decision. These risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	overall economic conditions in the United States and abroad;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	the availability of foundry capacity and raw materials;

•	fluctuations in yields;

•	changes in product mix;

•	our ability to introduce new products and technologies on a timely basis;

•	the introduction of products and technologies by our competitors;

•	market acceptance of our and our customers’ products;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production; and

•	the level of future product returns.

         Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

         Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short term. Our future revenues are difficult to predict and at times in the past we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be harmed. We may also take steps to adjust our strategic product families and change our cost structure, which may result in our incurring additional restructuring, reorganization and other charges. Based on forecasts, we may increase our operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels; therefore, operating results would be harmed if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

         The semiconductor industry has, since 2001, been experiencing a prolonged and severe downturn that continues to adversely affect our results of operations. Our net sales for the quarter and nine month period ended September 28, 2002, increased 10.6% and decreased 8.2% from the same prior year periods. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry lead to decreases in our net sales and may cause continued losses and cash flow shortages.

         As a result of the foregoing or other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could substantially harm our business, financial condition and operating results.

IT WOULD BE DIFFICULT FOR US TO ADJUST OUR SPENDING SIGNIFICANTLY IF WE EXPERIENCE ANY REVENUE SHORTFALLS.

         Our future revenues are difficult to predict and at times in the past we have failed to achieve our revenue expectations. Our expense levels are based in part, on our expectations of future revenues, and expense levels are, to a large extent, fixed in the short term. During the fourth quarter of 2000 through the present, we have adjusted our spending levels as a result of decreased revenues and are continuing our focus on continued cost controls. We may, however, be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason our operating results are likely to be harmed. Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and often fluctuate substantially. In the future as revenues increase, our operating expenses for personnel, new product development and for inventory will increase as needed in anticipation of increasing sales levels. Our operating results would be harmed if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

WE HAVE CAPITAL REQUIREMENTS TO MAINTAIN AND GROW OUR BUSINESS.

         In order to remain competitive, we must continue to make investments in our facilities and capital equipment. We have obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.4 million to the Company, net of placement agent fees and other costs of issuance, and through the private placement of a convertible secured note and related warrant on September 27, 2002, which provided approximately $12.0 million to the Company, net of costs of issuance. We may seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms, if at all. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in substantial dilution, depending on the price at which the equity is sold or the debt is converted and the extent of our needs.

WE MAY EXPERIENCE DIFFICULTIES IN DEVELOPING AND INTRODUCING NEW OR ENHANCED PRODUCTS NECESSITATED BY TECHNOLOGICAL ADVANCES.

         Our future success will depend, in part, upon our ability to anticipate changes in market demand and evolving technologies. To remain competitive, we must enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change, and, as a result, our revenues and cash flow may be negatively impacted. Our success depends on our ability to develop new semiconductor devices for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into new products of our customers. The development of these new devices is highly complex and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including:

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

OUR MANUFACTURING PROCESSES ARE VERY COMPLEX, WHICH MAY RESULT IN MANUFACTURING DIFFICULTIES.

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

         In an effort to reduce our reliance on outside fabricators for our wafers, we have built an in-house fabrication facility in Milpitas, California. We have brought wafer production in-house and have transitioned 2 micron, 3 micron and 5 micron production wafers to the new fab. The new facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates depend upon the continued reliable operation and effective integration of a variety of hardware and software components. We cannot be sure that all of these components will be fully functional or successfully integrated or that the facility will achieve the forecasted yield targets. We have experienced and may continue to experience unexpected delays and problems in qualifying and implementing technology upgrades at this new facility. For example, we experienced delays in production startup during the second quarter of 2002, which delayed shipments to our assembly houses, created a backup at our final test facility and resulted in lower than expected revenue from product distribution. Our failure to implement the fab successfully and in a timely fashion may impact future revenue growth and operating results. Higher costs to bring the facility to full operating capacity will reduce margins and could harm our business and results of operations.

BRINGING OUR WAFER FABRICATION FACILITY TO FULL OPERATING CAPACITY COULD TAKE LONGER AND COST MORE THAN WE ANTICIPATED.

         Our wafer fabrication facility in Milpitas, California began production in the second half of 1999. The facility is a sophisticated, highly complex, state-of-the-art factory. Actual production rates and manufacturing yields depend upon the reliable operation and effective integration of a variety of hardware and software components. We have experienced and may continue to experience unexpected delays and problems in qualifying and ramping up production in this facility. These delays may be further affected by the reductions in force that were announced in the third quarter of 2002. In addition, as announced during the third quarter of 2002, we have reduced production output at the facility by moving to a five day per week schedule. We may have difficulty increasing our production levels in response to an increase in demand, if any. Our inability to achieve and maintain acceptable production capacity and yield levels will adversely impact our gross margins, profitability and financial condition. In addition, the amount of capital expenditures required to bring the facility to full operating capacity could be greater than we currently anticipate. Higher costs to bring the facility to full operating capacity will reduce our margins and could harm our business.

WE RELY ON OUTSIDE SUPPLIERS TO ASSEMBLE, TEST AND SHIP PRODUCT TO OUR CUSTOMERS.

         We rely on outside assembly houses to assemble, test and ship our product to end customers. We cannot assure you that our third party suppliers will allocate to us sufficient capacity to meet our requirements. Any sudden reduction or elimination of a primary source could result in material delay in the shipment of our product. A reduction of suppliers or delay of shipments could have a material affect on our revenue.

         We have limited control over quality assurance, manufacturing yields and production costs. Especially with the introduction of new products we have in the past experienced yield issues and delays. We could experience delays or yield issues in the future due to the transfer of products from development to production which could harm our revenue and business.

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

         Additionally, we purchase fully processed semiconductor wafers from outside foundries. We do not have a guaranteed level of production capacity at any of these foundries. The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. We cannot assure you that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our revenues and business will be harmed.

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

WE DEPEND ON DISTRIBUTORS WHO SELL DIRECTLY TO OEMs.

         Approximately 64% of our net sales are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain provisions for return of our product including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent six months shipments and in certain circumstances upon termination of the distributor relationship. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. Beginning in the fourth quarter of 2000, we began deferring revenue on shipments to our largest distributor until the product is resold by the distributor to the end user (sell-through) because the arrangement with this distributor included price concessions and return rights the potential impact of which we believed we could no longer reasonably estimate.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT CHANGES IN SENIOR MANAGEMENT AND OUR CORPORATE ORGANIZATION

         Several members of our senior management team, including our Chief Executive Officer and President, Senior Vice President of Operations and Senior Vice president of Business Development have joined our company in the second half of 2002. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers. In addition, during the third quarter of 2002, we announced the restructuring and reorganization of the Company into six functional groups reporting to our Chief Executive Officer, as well as the sale of our hybrid product family. It may take significant time to integrate our new management personnel and achieve efficiencies from our new corporate structure, which may adversely affect our business and operating results.

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

         International sales in the third quarters of 2002 and 2001 were $13.2 million and $10.9 million, respectively, or 79% and 72% of total net sales, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

         The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock closing price ranged from a high of $45.125 to a low of $15.875. In the third quarter ending September 28, 2002, our stock closing price ranged from a high of $4.93 to a low of $1.60. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

         Sipex invests excess cash in financial instruments that are sensitive to market risks as part of its investment strategy. None of these market-sensitive instruments are held for trading purposes. Sipex does not own derivative financial instruments in its portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. As stated in Sipex’s Investment Policy, available funds are to be invested in a manner that assures maximum safety and liquidity and, secondarily, maximizes yield within such constraints.

         Investment Rate Risk — The Company’s financial instruments consist primarily of high quality commercial paper and money market funds. The Company does not believe that it has a material exposure to interest rate risk.

Item 4. Controls and Procedures:

         During the 90 day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 14c and 15d – 14c under the Securities and Exchange Act of 1934, as amended). Our CEO and CFO believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Sipex is made known to them by others within the Company during the period in which this Report on Form 10-Q was being prepared. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to the evaluation.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

         Azzam Abdo filed an arbitration claim against the Company in the forum of the American Arbitration Association (No. 74-181-00291-01 SAT) stemming out of the Company’s acquisition by merger of Calogic in November of 1999. In the arbitration claim, Mr. Abdo asserted that he had a one-third ownership interest in an unincorporated division of Calogic and that he was entitled to a pay-out of one-third of the “assets” of the division because the merger took place. An arbitration was conducted in November 2002 and Mr. Abdo claimed an entitlement to $2,165,000, interest at 10% from November 1999 and costs. Sipex denied each of Mr. Abdo’s claims and vigorously defended against these claims in the arbitration. A decision is expected by approximately December 6, 2002. The results of any litigation or arbitration are inherently uncertain, and Sipex can offer no assurance that Sipex will prevail. If Sipex does not prevail, then we would be required to pay cash damages and our liquidity could be adversely affected.

Item 2. Changes in Securities and Use of Proceeds

         On September 27, 2002, Sipex sold a convertible secured note due in 2007 and a related warrant to an affiliate of an existing commercial partner of the Company for an aggregate cash amount of $12.0 million, resulting in net proceeds to the company of approximately $12.0 million, net of expenses. The note and warrant were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. The note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the note, the Company can require the conversion of the note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is equal to $2.9458. Net proceeds from the offering will provide funding for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.1	Employment Agreement, as of August 19, 2002, between the Company and Walid Maghribi (filed as Exhibit 99.1 to the Company’s Form 8-K filed on August 23, 2002 and incorporated herein by reference)

10.2	Securities Purchase Agreement between Sipex Corporation and S&F Financial Holdings, Inc. (filed as Exhibit 99.2 to the Company’s Form 8-K filed on October 1, 2002 and incorporated herein by reference)

10.3	Convertible Secured Note between Sipex Corporation and S&F Financial Holdings, Inc. (filed as Exhibit 99.3 to the Company’s Form 8-K filed on October 1, 2002 and incorporated herein by reference)

10.4	Common Stock Warrant between Sipex Corporation and S&F Financial Holdings, Inc. (filed as Exhibit 99.4 to the Company’s Form 8-K filed on October 1, 2002 and incorporated herein by reference)

10.5	Deed of Trust issued to S&F Financial Holdings, Inc. (filed as Exhibits 99.5 to the Company’s Form 8-K filed on October 1, 2002 and incorporated herein by reference)

99.1	Certification of Chief Executive Officer 99.2 Certification of Chief Financial Officer

b)	Reports on Form 8-K

On August 19, 2002, Sipex filed a current report on Form 8-K (SEC file number 000-27892) to announce the appointment of Walid Maghribi as the Company’s Chief Executive Officer. The Company and Mr. Maghribi have entered into an employment agreement dated August 20, 2002 pursuant to which Mr. Maghribi shall receive an annual base salary of $350,000, and shall be eligible for performance-related bonuses. In addition, Mr. Maghribi has been granted an option to purchase 1.7 million shares of the Company’s common stock at an exercise price equal to the fair market value of Sipex common stock on the grant date.

On September 27, 2002, Sipex filed a current report on Form 8-K (SEC file number 000-27892) to announce that on September 27, 2002, Sipex sold a convertible secured note due in 2007 and a related warrant to S&F Financial Holdings Inc, an affiliate of an existing commercial partner of the Company for an aggregate cash amount of $12,000,000. The note and warrant were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the note, the Company can require the conversion of the note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is equal to 110% of the average closing price for the 5 days preceding the closing or $2.9458. The note is secured by a Deed of Trust on land and building at Milpitas, California. In connection with the transaction, the Company has agreed to register the shares sold in this transaction for resale under the Securities Act. Sipex will file a registration statement within nine months after the closing date covering the common stock issuable upon conversion of the note and exercise of the warrant.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE: November 12, 2002	BY	/s/ Frank R. DiPietro

Frank R. DiPietro Executive Vice President, Finance Chief Financial Officer & Treasurer (Duly Authorized Officer & Principal Financial Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Walid Maghribi, President and Chief Executive Officer of Sipex Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sipex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Walid Maghribi

Walid Maghribi President & Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Frank R. DiPietro, Executive Vice President , Finance, Chief Financial Officer & Treasurer of Sipex Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sipex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Frank R. DiPietro

Frank R. DiPietro Executive Vice President, Finance Chief Financial Officer & Treasurer