Form 10-K
period 2002-03-31
SIPEX CORP
filed 2003-03-31
CIK 1007800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
     Commission File Number 0-27892

SIPEX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-6135748
(State of Incorporation)	(IRS employer identification number)

233 South Hillview Drive, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 934-7500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $136,600,000 based upon $4.89 per share, the last reported sale price of the common stock on The Nasdaq National Market on that date.

The number of shares of the registrant’s common stock outstanding on March 26, 2003 was 28,030,659.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of information from the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

PART I

Item 1. Business:

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Factors Affecting Future Results” beginning on page 20 in this document. The terms “Sipex”, “the Company”, “we”, “us”, “its” and “our” as used in this Annual Report on Form 10-K refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

Availability of Reports and Other Information

Our Internet website is www.sipex.com. On this web site, the public can access our annual, quarterly and current reports through a hyperlink to the Securities and Exchange Commission website.

Company Overview

     Sipex Corporation is a semiconductor company that designs, manufactures and markets, high performance, analog integrated circuits, or ICs, that are used primarily by original equipment manufacturers, or OEMs, operating in the computing, consumer, communications and networking infrastructure markets.

     While advances in digital technology have fueled the demand for digital integrated circuits, they have also created a demand for more precise, faster and more power efficient analog ICs. Sipex possesses a broad portfolio of analog ICs, organized into three product families: power management, serial interface and optical storage. Sipex uses its wafer fabrication facility in Milpitas, California and a number of third party contractors to fabricate, package and test its ICs. Sipex’s products are sold either directly or through a global network of manufacturers’ representatives and distributors.

Semiconductor Industry Background

     Integrated circuits, the essential building blocks of today’s electronic products, are classified as either digital or analog ICs. Digital ICs (e.g. memory products, microprocessors and digital signal processors, or DSPs), process binary signals composed of strings of “0s” and “1s.” Often they are constrained by market-based standards and depend on a company’s ability to design and manufacture very large-scale circuits, using expensive, state-of-the-art process technologies that minimize device size.

     Analog ICs act as the bridge between the digital world and physical world. They transform signals derived from the physical environment, such as heat, pressure, sound and light, or monitor and condition analog signals derived from external electronic inputs. By contrast with digital ICs, analog ICs are most often designed and optimized for specialized applications in niche markets. Their development and successful market adoption require close customer contact and the deployment of small, tightly coordinated teams of experienced and highly skilled engineers who understand the complexities of the IC and understand the interrelationships with its layout, process technology, packaging and end application.

     Analog and digital IC manufacturers often share the characteristics of the semiconductor industry including cyclical market demands, capacity limitations, occasional oversupply, manufacturing variation, accelerated product life cycles, price erosion, global competition, capital equipment expenditures and rapid technology changes. Product life cycles in the analog IC market tend to be longer and customer pricing less volatile because competition, particularly foreign competition, is more limited and customers avoid major changes in the analog portions of their products due to the design complexities involved and the volume of the product used in a typical application. The capital expenditures for analog IC manufacturers are typically lower because analog ICs usually consume less silicon area and their fabrication processes are focused on device matching and careful layout and do not require frequent and expensive equipment upgrades or replacements to remain competitive.

Sipex’s Business Strategy

     To remain competitive in the analog IC market, we supply customers in target markets with an array of standard product choices, which offer the features, performance and competitive pricing required to enable and enhance their end products. Sipex maintains close working relationships with strategic customers. We believe that our relationships enable us to create and follow future directed product and technology roadmaps, and shorten our customers’ product development cycles. In addition, Sipex has recently restructured its operations to reduce costs and improve quality.

Sipex Markets, Applications and Products

     Sipex sells its products into a variety of applications and markets including networking and communications, computer and peripherals, industrial controls and instrumentation and consumer products. The customer end-products in these markets are driven basically by the same requirements: higher operating efficiency, higher accuracy, more power at lower voltages, faster data transfer and higher bandwidth. These requirements provide opportunities for Sipex to develop power management, serial interface and optical storage ICs with features designed for applications, ranging from power modules in routers to pick-up heads in CD/DVD systems.

     Sipex currently supports approximately one thousand ICs in three product categories. These products, whether custom or proprietary, are designed for specific end applications that require unique feature sets, specific electrical performance criteria (speed, precision, power, etc.), and/or additional system-level integration. Sipex focuses on developing these products as standard analog ICs in order to serve larger markets and reduce the risk of dependency on single customer requirements.

     Power Management Products - These ICs regulate, control, monitor or provide the reference voltage for a system or portion of a system. DC/DC regulators and pulse-width modulation/pulse-frequency modulation controllers convert voltage up or down within a system and provide a controlled level of power to the system, independent of normal operating load, line and temperature fluctuations. Supervisory ICs monitor power levels and notify controller ICs of out-of-range power conditions. Voltage references establish benchmark voltages within a system and provide constant outputs independent of temperature and other operating variations. Within this product category, Sipex develops white light-emitting diode (LED) drivers needed in virtually every consumer portable device. This product family is replacing the electroluminescent lamp driver family, which developed high voltage alternating current (AC) signals from low voltage battery sources that provides backlighting for liquid crystal displays, or LCDs.

     The power management product portfolio continued to expand in 2002 with proprietary ICs including white LED drivers, DC/DC regulators and controllers. These new products deliver better power efficiency, increased miniaturization and more power at lower voltage levels to portable power and distributed power applications.

     Interface Products - Interface products facilitate the transfer of digital signals between or within electronic systems and ensure reliable connectivity between networks, computers and the rapidly expanding mix of digital peripherals and consumer portable devices that connect to them. The single protocol RS-232 and RS-485 transceivers comply with international standards in delivering multi-channel digital signals between two systems. The multi-protocol transceivers enable network equipment to communicate with a large population of peripherals that use a diverse set of serial protocol standards without the added burden of multiple add-on boards and cables.

     The focus on lower voltage to conserve energy has made our low voltage, serial interface ICs popular in a variety of digital peripherals including data cables for PDAs, cellular phones and digital still cameras. Multi-protocol ICs continue to be used in networking and telecommunications equipment, but the overall slowdown in these markets has limited their growth.

     Optical Storage Products – The optical storage product family, a recent addition to the Sipex product portfolio, started shipping in volume in the second quarter of 2002. This family provides complete electronic solutions for pick-up heads used in optical storage systems, such as CD and DVD devices.

     The family currently consists of photo-detector ICs, advanced power control ICs and laser diode drivers. The photo-detector ICs capture a portion of the light reflected from the optical storage medium, convert it to a set of electronic digital signals and forward them to the chipset for processing. The reflected light contains both data and tracking information. The advanced power control ICs capture a portion of the optical power coming from the laser and feed it back into a control system that regulates laser intensity. This control function is used to prevent damage to the laser diode and extend the life of the system. For both of these functions, Sipex has developed technology that permits the photo-detection functions to be incorporated with their signal conditioning circuitry. This functional integration enables faster read speeds and smaller footprints in DVD-R/W, DVD-RAM and CD-R/W systems.

     Sipex is also developing a family of laser diode drivers that we anticipate will excite the laser diode in the pick-up head. The Sipex devices are designed to drive two lasers at high speed. This will allow the customer to build a 780nm and 650nm system on one pick-up head for combo CD/DVD devices. These products are scheduled for introduction in 2003.

Sales, Distribution and Marketing

     Sipex sells its products to OEM customers primarily through our exclusive distributor network, as well as through a direct sales force and a network of independent sales representatives. The direct sales force consists of regional sales managers and field applications engineers who support our sales representatives, distributors and customers with technical support services. Our sales staff and field application engineers also manage, train and support our network of distributors and representatives. The sales and field applications staff are located in our Billerica and Milpitas facilities and in field offices in China, France, Germany, Japan, Korea, Taiwan and the United Kingdom.

     Most of Sipex’s sales are generated through the worldwide distributor network. Most of our design win activity is generated through our wide network of distributors and independent representatives.

     Future Electronics is our exclusive distributor for North America and Europe. It is also our largest distributor worldwide, and accounted for 24%, 21% and 23% of total net sales, respectively, for the years ended December 31, 2002, 2001 and 2000. Distributor sales to North America and Europe were approximately $13.3 million in 2002 and 2001 and $24.6 million in 2000, representing 20.1%, 18.5% and 21.5% of total net sales, respectively. Sipex has entered into a distributor agreement that provides for Future Electronics to act as our sole distributor for certain products within these territories. Sales to this distributor are made under an agreement that provides protection against price reduction for its inventory of Sipex products. Sipex maintains a separate price list for products sold to Future Electronics, which reflects discounts from the prices charged to customers in direct sales transactions. On a quarterly basis, this distributor is permitted to return for credit a total of 10% of its total purchases during the most recent three-month period. We recognize revenue on sales to Future Electronics under the distribution agreement when it sells the products through to the end customer. For sales to all other distributors and end customers we recognize revenue upon shipment.

     In Japan and the Far East, Sipex sells its products through a number of distributors. Distributor sales to these regions in 2002, 2001 and 2000 were approximately $30.4 million, $18.3 million and $34.8 million, respectively, representing 45.8%, 25.4% and 30.3% of total net sales, respectively. Substantially all sales to these international locations are denominated in U.S. dollars. Sipex maintains separate price lists for products sold to distributors, which typically reflect discounts from the prices charged to customers in direct sales transactions. Sipex generally does not provide price protection to these distributors on items that are included in their inventory. On a semi-annual basis, these distributors are permitted to return for credit against product purchases of an equivalent dollar value, up to 5% of their total purchases during the most recent six-month period.

     Sipex is subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, Sipex has not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future.

     Our marketing team develops long term product and technology roadmaps based on first hand market knowledge, close customer relationships, industry experience, and a variety of public and private market data. Detailed technical information in the form of data sheets, application notes and tutorials is posted on our website and a variety of technical and sales materials are published and distributed to customers, sales representative and distributors. Sipex engages in print advertising to raise market awareness of our products and services.

Customers

     Our customer base is comprised of merchant electronics distributors, manufacturers, subcontract-assembly companies, and customers with captive manufacturing operations. The captive manufacturers use our products as components in their equipment and systems. In certain cases, we sell our products to subcontract-assembly companies specified by the captive manufacturer. The merchant manufacturers typically function as OEMs as well as suppliers of sub-systems to other OEMs.

     The end users of our products, include ADC Telecommunications, Alcatel, Cisco Systems, Dell, IBM, L3, Lexmark, Nortel and Ricoh in the networking/data communications markets; ATI, BenQ, Casio, Matrox, NEC, Palm, Seiko, Sharp, Sony and Toshiba in the consumer markets; Cidco, Garmin, L.G. Information Systems, Motorola, NEC and Samsung in the telecommunications markets and Snecma in military applications markets.

Backlog

     Our product backlog was approximately $12.8 million at December 31, 2002 compared to $22.3 million at December 31, 2001. The decrease in Sipex’s backlog as of December 31, 2002 reflected the dramatic change experienced in our industry during 2002, where product demand visibility by our end customers was significantly shortened. This was a result of the general slowdown in the economy and the continued spending reductions by major customers.

     We generally include in backlog all orders scheduled for delivery within one year. However, our business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Sipex generally permits orders to be canceled or rescheduled without significant penalty to customers. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenues. In addition, due to the high percentage of our sales going through the distributors’ channel, our backlog may be affected by inventory levels at our distributors.

Manufacturing

     Sipex has a wafer fabrication facility in Milpitas, California which supplies most of our product needs except for the optical storage products and certain power products requiring more advanced process technologies. This wafer fabrication facility commenced manufacturing operations in the second half of 1999, and was used to produce both four-inch and six-inch diameter wafers. Sipex’s facilities have been certified as ISO-9001 compliant. The lease for the four-inch wafer facility, located in San Jose, California, was assumed by an unrelated third party in early 2003 as a part of Sipex’s restructuring initiative. At the end of December of 2002, all assembly and test operations in Billerica, Massachusetts were ceased and we transferred these operations to two subcontractors in Malaysia.

     Manufacturing capabilities are broadened by using third-party foundries to produce complementary metal-oxide semiconductor (CMOS) processed wafers and BiCMOS processed wafers. The use of third-party foundries enables us to minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. All of these foundries have been certified as ISO-9001 compliant. Products produced by third party foundries represented 29.6%, 26.4% and 30.2% of Sipex shipments in 2002, 2001 and 2000, respectively.

     Sipex tests integrated circuits or “die” on the wafers produced internally and by its foundries for compliance with performance specifications before assembly. Our commercial products are assembled and tested by a variety of subcontractors in Malaysia, Indonesia and other locations in Asia which have been certified as ISO-9002, QS 9000, or ISO-14000 compliant. Following testing, the packaged units are shipped directly from our subcontractors to our customers worldwide.

Product Quality Assurance and Reliability

     Sipex is committed to customer satisfaction and continuous improvement in all aspects of its business. This is accomplished through a comprehensive quality and reliability system founded on documented procedures. Quality tools such as statistical process control, cross-functional teaming and advanced statistical analysis are used in qualification, production processes and quality improvement activities. We maintain close relationships with our subcontractors and routinely qualify suppliers to established standards. Sipex is ISO-9001 certified and has continuously maintained its ISO certification since 1996.

Patents, Licenses and Trademarks

     Sipex seeks to protect its proprietary technology through patents and trade secret protection. Currently, we hold a number of patents expiring between now and 2021 and have additional United States patent applications pending, although there can be no assurance that any patents will result from these applications. While Sipex intends to continue to seek patent coverage for our products and manufacturing technology where appropriate, we believe that our success depends more heavily on the technical expertise and innovative abilities of our personnel than on our patent position. Accordingly, Sipex also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that Sipex’s patents or applicable trade secret laws will provide adequate protection for our technology against competitors who may develop or patent similar technology or reverse engineer our products. In addition, the laws of certain territories in which Sipex’s products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect Sipex’s products and intellectual property rights to the same extent as the laws of the United States.

     Pursuant to license agreements, Sipex pays a royalty to Timex Corporation for certain electroluminescent product sales, to Maxim Integrated Products and Analog Devices for certain interface product sales and the Lemelson Medical, Education and Research Foundation and Syndia Corporation for certain CMOS and BiCMOS processes.

Research and Development

     Sipex believes that continued introduction of new products in target markets is essential to growth. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring diverse competencies to achieve customers’ desired performance. In addition to our staff of design engineers, we have an infrastructure of product and test engineers who perform various support functions.

     In 2002 and 2001, Sipex spent approximately $12.9 million and in 2000 spent $13.2 million on research and development, representing 19.5%, 17.9% and 11.5%, respectively, of net sales for these periods. Sipex expects to focus more on the productivity of its research and development investment through better product definition, consistent strategy and excellent execution. Overall expenditures in support of research and development activity is likely to increase slightly in absolute terms in the near future.

     Sipex’s ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. Our research and development efforts are directed primarily at designing and introducing new products and technologies. Sipex seeks to continually upgrade its internal technology while also working with foundries to develop new technologies for new generations of products. In addition, Sipex seeks to continually refine its manufacturing practices and technology to improve product yields.

Competition

     Sipex competes in multiple segments of the analog integrated circuit market. This market is intensely competitive and many major semiconductor companies presently compete or could compete with Sipex in the same applications or products. Sipex’s current primary competitors include Analog Devices, Intersil, Linear Technology, Maxim Integrated Products, Micrel Semiconductor, National Semiconductor, On Semiconductor, Pioneer, Semtech, Sharp, Sony and Texas Instruments among others. Our primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution, other resources and broader product lines than we do. Although foreign companies, active in the semiconductor market, have not traditionally focused on the high performance analog market, with the exception of the optical marketplace, many foreign companies have the financial and other resources to participate successfully in these markets and may become formidable competitors in the future.

     Sipex believes that product innovation, quality, reliability, performance and the ability to introduce products rapidly are important competitive factors in our target markets, because we compete primarily during the customer’s design-in stage of product development. We further believe that cost competitiveness is paramount in every segment of the semiconductor industry.

Employees

     At December 31, 2002, we had 334 full-time employees, as compared with 442 employees in the prior year. During the later part of 2002, we implemented a restructuring program that included discontinuing the Billerica manufacturing activities, discontinuing the four-inch wafer fabrication in San Jose, California, the reorganization of the company into functional groups and the full conversion to six-inch wafer fabrication facility in Milpitas, California. These actions have resulted in a significant reduction of the Company’s headcount. Additional restructuring actions may be required. However, if demand for our product increases, we may be required to increase our headcount in certain areas.

     We believe that our future success will depend, in part, on our ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage.

Item 2. Properties:

     Sipex’s corporate office is located in Milpitas, California. Information regarding our principal plants and properties appears below:

		Approximate	Owned Or	Lease
		Facility Size	Leased: Land	Expiration
Location	Description	(Square Feet)	Area Owned	Date

Milpitas, CA	Manufacturing	91,700	Owned
	General Office
Billerica, MA	General Office	63,280	Leased	01/31/2008
San Jose, CA	Manufacturing	12,500	Leased	12/31/2004
Munich, Germany	General Office	1,600	Leased	12/31/2004
Tokyo, Japan	General Office	2,500	Leased	01/31/2005
Zaventem, Belgium	General Office	6,000	Leased	09/30/2009
Shenzhen, China	General Office	2,670	Leased	04/30/2003
Taipei, Taiwan	General Office	1,400	Leased	07/31/2003

     We believe that our existing facilities will be adequate after our restructuring efforts are completed. The Company is seeking to terminate its lease on the facility located in Billerica, Massachusetts. The lease for the manufacturing facility located in San Jose, California was assumed by a third party in the first quarter of 2003, as part of the Company’s restructuring effort.

Item 3. Legal Proceedings:

     Sipex may become involved in various legal actions arising in the ordinary course of business, including securities class actions and other actions.

     In February 1999, Sipex filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of Sipex’s products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. Sipex has denied infringement and alleges that the patent is invalid. The results of any litigation or arbitration are inherently uncertain, and Sipex can offer no assurance that in any future legal actions Sipex will prevail. If Sipex does not prevail, we would be required to pay cash damages, injunctive relief could be issued which would prohibit Sipex from selling the infringing product and liquidity could be adversely affected. The Company has accrued $450,000 toward a potential settlement.

Item 4. Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of Sipex’s security holders during the quarter ended December 31, 2002.

Executive Officers of Sipex

     Information relating to the executive officers of Sipex is set forth below. All officers held office as of December 31, 2002 except for Mr. Kagel who was employed by Sipex beginning February 10, 2003.

Name, Age & Position	Business Experience

Walid Maghribi — Age 50 Chief Executive Officer, President and Director	Mr. Maghribi joined Sipex in August 2002 as Chief Executive Officer and President. In addition, Mr. Maghribi serves as a member of the Board of Directors. Mr. Maghribi was Senior Vice President of Advanced Micro Devices, Inc., or AMD, a semiconductor manufacturer, and President of the $1 Billion Memory Group. Mr. Maghribi was at AMD for 16 years where he served in various other management and executive positions, including Vice Chairman of the Board of Fujitsu-AMD Semiconductor Ltd. Prior to joining AMD, Mr. Maghribi served in various technical and management positions at Seeq, an Ethernet data communications products company, National Semiconductor, a semiconductor manufacturer, and Intel, a semiconductor chip maker. Mr. Maghribi earned a BSEE from San Jose State University and a MS in computer science from the University of Santa Clara.

Phillip A. Kagel — Age 53 Senior Vice President, Finance, Chief Financial Officer and Treasurer	Mr. Kagel joined Sipex in February 2003 as Senior Vice President, Finance, Chief Financial Officer and Treasurer. From 1997 to 2002, Mr. Kagel was Vice President, Corporate Controller and Vice President, Global Tax at Solectron Corp., an electronic manufacturing services company. Prior to Solectron Mr. Kagel was Chief Financial Officer over a twelve-year period at Akashic Memories Corp., a privately held developer and manufacturer of disk drive media and at Sigmatron Nova, Inc., a publicly held flat panel display company. Mr. Kagel holds a BS in Mathematics from Brigham Young University and an MBA from the University of Missouri.

Joseph T. Rauschmayer — Age 44 Senior Vice President, Operations	Mr. Rauschmayer joined Sipex in September 2002 as Senior Vice President of Operations. From 1988 to 2002, Mr. Rauschmayer held various management positions in manufacturing and product line management at Advanced Micro Devices, Inc., or AMD, a semiconductor manufacturer, most recently as Vice President of Product Line Engineering for AMD’s Memory Group. Prior to his tenure at AMD, Mr. Rauschmayer held engineering management positions at the Solid State Electronics Division of Honeywell, a diversified technology and manufacturing company, and at the Solid State Division of RCA, a consumer electronics company. Mr. Rauschmayer earned a BSEE from Wilkes University and a MSEE from Ohio University.

Kevin Plouse — Age 42 Senior Vice President, Business Development	Mr. Plouse joined Sipex in September 2002 as Senior Vice President, Marketing and Business Development. From 1983 to 2002, he held various positions in marketing, engineering, and manufacturing at Advanced Micro Devices, Inc., or AMD, a semiconductor manufacturer, most recently as Vice President of Marketing and Business Development for AMD’s Memory Group. Mr. Plouse earned a BSEE from the University of the Pacific.

PART II

Item 5. Market for the Company’s Common Equity and Related Shareholder Matters:

     Since April 2, 1996, the date of our initial public offering, our common stock has been available for quotation on The Nasdaq National Market under the symbol “SIPX.” The following table sets forth, for the period indicated, the high and low sale prices per share as reported on The Nasdaq National Market:

Quarterly Stock Market Data

Fiscal 2002	Dec. 31, 2002	Sept. 28, 2002	June 29, 2002	March 30, 2002

Stock price range per share:
High	4.260	4.930	11.200	13.450
Low	0.960	1.600	4.090	9.510

Fiscal 2001	Dec. 31, 2001	Sept. 29, 2001	June 30, 2001	March 31, 2001

Stock price range per share:
High	13.380	14.040	13.440	25.563
Low	6.000	6.440	6.531	7.656

     On December 31, 2002, there were approximately 67 shareholders of record. We believe that the number of beneficial holders of common stock exceeds 3,000. The last reported sale price of the common stock on March 26, 2003 was $3.50 per share. We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all of our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

     The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data:

     Selected financial data for the last five years appear below (in thousands, except per share data):

	Years ended December 31,

	2002	2001	2000	1999 *	1998 *

Operating Results:
Net sales	$66,260	$72,062	$114,620	$89,820	$91,961
Gross profit (loss)	(7,322)	(1,496)	36,490	32,593	39,773
As a % of net sales	(11.0)%	(2.1)%	31.8%	36.3%	43.2%
Depreciation and amortization	7,675	6,662	4,273	2,528	2,392
Research & development expenses	12,944	12,858	13,159	10,623	8,407
Income (loss) from operations	(46,289)	(31,888)	3,473	2,321	15,438
Income (loss) before income taxes	(47,542)	(32,282)	5,540	3,680	16,588
Net income (loss)	(79,276)	(19,692)	3,917	6,099	19,429
As a % of net sales	(119.6)%	(27.3)%	3.4%	6.8%	21.1%
Net income (loss) per common share — basic	(2.92)	(0.82)	0.18	0.28	0.92
Net income (loss) per common share — diluted	(2.92)	(0.82)	0.16	0.28	0.88
Balance Sheet and Financial Data:
Cash/short-term investments	$16,469	$4,874	$1,732	$7,089	$25,791
Restricted cash equivalents and securities	—	— **	36,750	36,750	24,356
Total assets	98,786 ***	145,127	148,768	119,795	107,689
Long-term debt	10,455	7,396	7,057	—	516
Working capital	27,775	36,260	44,845	42,037	50,478
Current ratio	3.0	4.7	3.5	3.9	3.9
Capital expenditures	4,108	40,441 **	19,467	9,214	4,700
Shareholders’ equity	74,520	127,822	122,797	105,101	89,772

*     The financial data has been adjusted to reflect the combined operations of Sipex Corporation and Calogic as a result of the November, 1999 merger which was recorded as a pooling of interests.

**     In June 2001, Sipex purchased the land, building and equipment of its Milpitas manufacturing facility for $35.0 million which was formerly under lease. Proceeds for the buyout were provided through the liquidation of $36.8 million of restricted cash that had previously secured the lease of the facility and equipment.

*** The 2002 decrease in total assets was mainly due to the establishment of a 100% valuation allowance of $31.9 million for deferred tax assets, the disposition of machinery and equipment with a net book value of $6.7 million and $3.0 million writeoff of goodwill.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

     The following discussion should be read together with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

     We are a semiconductor company that designs, manufactures and markets, high performance analog ICs that are used primarily by OEMs operating in the computing, communications and networking infrastructure markets.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those significant estimates that are particularly susceptible to change, which include revenue recognition, sales returns, inventory reserves, restructuring and impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

     Revenue Recognition. We record revenue to our largest distributor at the time the product is sold through to the end user (sell-through). For all other product sales, assuming all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because these distributors/customers have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, Sipex accrues for estimated sales returns upon shipment based upon our estimates of future returns.

     Beginning in the fourth quarter of 2000, we began deferring revenue on ordinary course shipments to our largest distributor until the product is resold by the distributor to the end user because the arrangement with this distributor includes price concessions and return rights, the potential impact of which we believed we could no longer reasonably estimate. In the fourth quarter of 2001, Sipex accepted distributor orders from our largest distributor for certain products on a discounted basis for which the distributor has no rights of return other than for product related issues, price protection or cancellation rights and which are not governed by the terms of the existing distributor contract. Revenue from these orders was recognized at the time of shipment, since these orders are non-cancelable, non returnable and for which such sales are not subject to the terms of the Company’s distribution agreement with the distributor, including without limitation the price protection, restocking and other returns rights the distributor is entitled to in the agreement. Revenue from engineering service contracts is recorded as performance is completed.

     Sales returns. To estimate reserves for future sales returns, we regularly review our history of actual returns for each major product line. We also communicate monthly with our channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. We use the results of this analysis to estimate the reserves for sales returns. We adjust our reserves for future returns as necessary, based on returns experience, returns expectations and our communications with our channel partners.

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

     Inventory reserves. We establish inventory reserves for estimated excess quantities, obsolescence or unmarketability. In addition, the Company establishes estimates to write down inventory costs to the lower of cost or market. The excess and obsolescence reserve is calculated by comparing current inventory to both anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter and comparing standard cost to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the cost basis. In establishing the reserves and estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and all other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Reviews of the adequacy of inventory reserves are performed on a quarterly basis. In 2002, we recorded a $5.4 million provision for excess and slow moving inventory, which included a $1.5 million charge relating to product lines sold or discontinued as part of the Company’s third quarter restructuring plan and a $700,000 charge for physical inventory adjustments.

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

     Sipex reviews long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. In estimating future net cash flows, management makes certain assumptions including future sales levels, gross profit margins and expense levels. The future net cash flows can vary from management estimates due to unforeseen circumstances which may result in an impairment or additional impairment charges required to be recognized in the income statement.

     We accounted for restructuring charges prior to January 1, 2003, in accordance with Emerging Issues Task Force Bulletin 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment Charges.” Under EITF 94-3, costs associated with restructuring activities are recorded as restructuring costs in the consolidated statement of operations. In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146 and at the time of adoption, there was no material impact on our financial position or results of operations; however, the Company has not yet determined the implications of adoption on future results of operations.

     Income taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets at December 31, 2002 will be realized in the future. We therefore established a full valuation allowance and incurred a tax charge for the full amount of deferred income tax asset of $48.8 million for the year 2002. Approximately $30,000 of the valuation allowance is attributable to stock compensation expense for tax purposes, the tax benefit of which, when realized, will be credited to shareholders’ equity.

Results of Operations

     For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in our consolidated statements of operations.

	Years Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	111.0	102.1	68.2

Gross profit (loss)	(11.0)	(2.1)	31.8

Operating expenses:
Research and development	19.5	17.9	11.5
Marketing and selling	12.2	13.8	9.4
General and administrative	12.2	9.8	8.1
Restructuring	3.2	0.2	(0.5)
Impairment of fixed assets	7.2	—	—
Amortization/impairment of goodwill	4.5	0.5	0.3

Total operating expenses	58.8	42.2	28.8

Income (loss) from operations	(69.8)	(44.3)	3.0
Other income (expense), net	(1.9)	(0.5)	1.8

Income (loss) before income taxes	(71.7)	(44.8)	4.8

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31,2001

     Net sales. Net sales decreased 8.1% to $66.3 million for the year ended December 31, 2002, as compared to $72.1 million for the year ended December 31, 2001. The decrease in net sales was primarily attributable to the continued global slowdown in the semiconductor technology end-markets resulting in lower average selling prices. The decreases were primarily in the hybrid, analog display and legacy product families. These decreases were partially offset by increased sales in the power and optical storage families. Net sales for 2001 were also unfavorably affected by $4.5 million in the first quarter of 2001, which was related to a change in the timing of revenue recognition on sales to our largest distributor. Effective October 1, 2000, we began to recognize revenue on sales to our largest distributor when the distributor sells our products to end users (sell through), rather than upon shipment of the product to the distributor. As of December 31, 2000, there was approximately $4.5 million of inventory shipped to this distributor for which we had recognized revenue prior to October 1, 2000. Accordingly, our net sales for the fiscal year ended 2001 were impacted by that amount. Our 2001 net sales were also impacted by $1.3 million of sales in the fourth quarter to our largest distributor on a discounted, non-cancelable and non-returnable basis, which were recorded as revenue upon shipment.

     International net sales increased 14% and domestic net sales decreased 43% for the year ended December 31, 2002, as compared to 2001. International sales represented 76% and 62% of net sales for 2002 and 2001, respectively. The increase in the percentage of international sales in 2002 compared to 2001 was due to a decrease of $12.0 million in domestic sales for 2002, combined with a $6.2 million increase in international sales. Geographically, Sipex experienced sales growth of 45.7% in the Pacific Rim and 49.4% in Japan, which was driven by our power and optical storage product families, while sales declined 18.2% in Europe and 43.3% in the United States in 2002.

     Gross profit (loss). Gross loss was $7.3 million or 11.0% of net sales in 2002, as compared to a gross loss of $1.5 million or 2.1% of net sales in 2001. The $5.8 million deterioration resulted from the effect of decreased revenue due to lower average selling prices and increased inventory reserves, and was partially offset by lower manufacturing costs. The gross loss in 2002 included $7.1 million of inventory charges of which $1.7 million was a fourth quarter cost adjustment and $5.4 million was for excess and slow moving inventory, which included a $1.5 million charge relating to product lines sold or discontinued as part of the Company’s third quarter restructuring plan and a $700,000 charge resulting from physical inventory adjustments. Of the $5.4 million provision in 2002, $3.2 million was recorded in the fourth quarter. The 2002 deterioration in gross margin was partially offset by improved yields in the second half of 2002.

     In 2001, our wafer fabrication facility experienced lower capacity utilization and lower wafer fabrication yields. In addition, we recorded provisions for slow moving and obsolete material of $5.6 million, which included an inventory charge of $2.6 million due to the sudden and significant decrease in forecasted revenue in our business experienced in the second quarter of 2001.

     Research and development. Research and development expenses were $12.9 million for both 2002 and 2001, or 19.5% and 17.9% of net sales, respectively. Research and development expenses for 2002 included increased expenses for optical storage product startup costs in 2002, offset by reduced process development expenses in the wafer fabrication facility. The increase in research and development as a percentage of net sales in 2002 was primarily due to the decreased sales.

     Marketing and selling. Marketing and selling expenses were $8.1 million and $9.9 million for 2002 and 2001, respectively, or 12.2% and 13.8% of net sales, respectively. The absolute dollar decrease in marketing and selling expenses in 2002, as compared to 2001, was due to decreased sales representative commissions on lower net sales and the continued effect of cost savings measures implemented in the fourth quarter of 2001. The decrease as a percentage of net sales in 2002 was attributable to decreased sales representative commissions and continued cost savings measures, which were partially offset by the decrease in sales.

     General and administrative. General and administrative expenses were $8.1 million and $7.1 million in 2002 and 2001, respectively, or 12.2% and 9.8% of net sales, respectively. The $1.0 million increase in general and administrative expenses was primarily due to severance costs of approximately $800,000 paid in the second quarter of 2002 to the Company’s former Chief Executive Officer. The increase as a percentage of net sales in 2002 was due to these costs and the decrease in sales.

     Amortization/impairment of goodwill. The Company adopted SFAS 142 effective January 1, 2002, thereby discontinuing annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment charges as of January 1, 2002. In the second quarter of 2002, the Company experienced a significant reduction in the fair value of its common stock. The fair value decrease was primarily related to the financial impact to Sipex of the continued global slowdown in the semiconductor industry. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of this impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. During 2001 and 2000, the Company recorded goodwill amortization of $376,000.

     The proforma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the year ended December 31, 2001 and 2000 are as follows (in thousands):

	Years ended December 31,

	2001	2000

Net income (loss) as reported	$(19,692)	$3,917
Goodwill amortization expense	376	376

Adjusted income (loss)	$(19,316)	$4,293

Basic income (loss) per share, as reported	$(0.82)	$0.18
Add back: Goodwill amortization expense	0.02	0.02

Proforma basic income (loss) per share	$(0.80)	$0.20

Diluted income (loss) per share, as reported	$(0.82)	$0.16
Add back: Goodwill amortization expense	0.02	0.02

Proforma diluted income (loss) per share	$(0.80)	$0.18

     Restructuring, fixed asset impairment and inventory costs. In September 2002, Sipex announced a plan to close the Company’s four-inch wafer fabrication facility in San Jose, California and change to a modified five day per week work schedule from the seven day per week schedule in the six-inch wafer fabrication facility in Milpitas. These actions were taken to reduce the Company’s cost structure as a result of the continued slowdown in the semiconductor industry and to align the structure with our current business plan, which included the sale and discontinuance of the hybrid product line at the end of the third quarter and the discontinuance of the analog display product line which is expected to be completed by the end of the first quarter of 2003. These product families accounted for approximately $4.0 million of net sales in the third quarter of 2002. These actions allow us to consolidate our operations and focus on our three core businesses consisting of serial interface, power management and optical storage.

     Below is a summary of the activity related to restructuring costs for fiscal years 2002 and 2001 (in thousands):

	Restructuring	Fixed Asset	Inventory
	Costs	Impairment Costs	Costs

Accrual balance 12/31/00	$506	$—	$—
Incurred 2001	534	—	—
Charges utilized	(683)	—	—
Adjustments to accrual	(357)	—	—

Accrual balance 12/31/01	—	—	—
Incurred 2002	2,857	4,718	1,908
Charges utilized	(1,371)	(4,718)	(1,524)
Adjustments to accrual	(731)	—	(384)

Accrual balance 12/31/02	$755	$—	$—

     General

     During 2002, we recorded restructuring charges of $2.9 million, $4.7 million of fixed asset impairment charges and $1.9 million of inventory reserve charges. Gross restructuring charges consisted of employee severance costs of $524,000, management reorganization charges of approximately $1.7 million and accrued lease expenses of $661,000 for the Company’s San Jose facility. These gross restructuring charges were reduced in the fourth quarter for a $661,000 reversal in accrued lease costs for the Company’s San Jose facility due to the sale of the analog display business in the first quarter of 2003 which included the assumption of the lease by the third party purchaser and a $70,000 decrease in employee termination costs. Fixed asset impairment charges for 2002 consisted of $1.8 million to write down the value of the machinery and equipment in the San Jose facility to its fair value, as a result of the closure of the San Jose fabrication facility in the first quarter of 2003, and $2.9 million of fabrication equipment at the Milpitas fabrication facility. The $1.9 million inventory reserve, which is recorded as cost of sales, was established to provide for the discontinued analog display and hybrid product families. In the fourth quarter, the reserve was reduced by $384,000 due to the unexpected sale of a portion of the inventory.

     Restructuring

     The third quarter 2002 restructuring charges for the above actions were $2.6 million, which consisted of $256,000 of severance costs related to a reduction in force of approximately 50 employees at both manufacturing facilities, $1.7 million of severance and related costs to six former management employees related to the Company’s plan to reorganize into six functional groups and facility costs of $661,000 consisting mainly of the remaining lease payments at the San Jose fabrication facility.

     In the fourth quarter of 2002, Sipex incurred restructuring costs related to the transfer of the Company’s backend test operations from the Billerica, Massachusetts, facility to subcontractors in Malaysia. The restructuring costs consisted of $268,000 of employee severance related costs for the workforce reduction of approximately 60 employees and freight charges of $48,000 related to the $2.0 million sale of the Billerica test related machinery and equipment with a net book value of $1.7 million. Accrued severance costs as of December 31, 2002 are planned to be paid mainly during the first half of 2003.

     Impairment

     Third quarter 2002 fixed asset impairment charges totaled $4.7 million, consisting of $2.9 million of fabrication equipment on the Company’s four-inch and six-inch manufacturing product lines at the Milpitas fabrication facility and $1.8 million for the write down to fair value of the machinery and equipment at the San Jose fabrication facility which had been scheduled to be closed by the end of the first quarter of 2003. In the first quarter of 2003, the San Jose fabrication machinery and equipment, which had been written down by $1.8 million, were sold to an unrelated third party. The gain on the sale of the San Jose fabrication machinery and equipment will be recorded upon collection of the cash due to the length of time and related uncertainties affecting their ultimate receipt.

     During 2001 we recorded net restructuring charges of $177,000 consisting of $534,000 for severance payments related to the reduction of our workforce, partially offset by a reduction of $357,000 in the restructuring accrual, which was established in the fourth quarter of 1999. The reduction in 2001 was due to the sale of the Calogic fabrication facility, which had been planned for closure in 2001. As a result of the sale, we reduced both the facility exit related and employee termination portions of the accrual due to the assumptions of the facility by the new owners who retained many of the employees to whom we had planned to pay severance costs.

     Other income (expense). Other income (expense), net was $(1.3) million and $(394,000) in 2002 and 2001, respectively. The decrease in other income in 2002 was due primarily to decreased interest income as a result of the decrease in restricted cash in the second quarter of 2001. The restricted cash was used to purchase the land, building and equipment of the Milpitas wafer fabrication facility.

     Income tax expense. We recorded an income tax charge of $31.7 million for 2002, as compared to an income tax benefit of $12.6 million for 2001. In the second quarter of 2002, the Company established a full valuation allowance for its deferred tax assets, which included significant net operating loss and tax credit carryforwards. The valuation allowance was established, as the Company no longer believed that it is more likely than not that the net operating loss and tax credit carryforwards would be realized during the carryforward period. This change in estimate during the second quarter of 2002 was based on updated evaluations considering historical taxable income levels and expectations of future taxable income. For the year ended December 31, 2001, the Company recorded an income tax benefit at a 39% effective rate. The Company recorded the tax benefit for the 2001 period and the related increase in deferred tax assets, as it believed it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would be utilized in the future to offset taxable income.

   Fiscal Year Ended December 31, 2001 compared to Fiscal Year Ended December 31, 2000

     Net sales. Net sales decreased 37.1% to $72.1 million for the year ended December 31, 2001, as compared to $114.6 million for the year ended December 31, 2000. The decrease in net sales was primarily due to the global slowdown in the semiconductor technology end-markets resulting in lower shipment levels. Net sales were also reduced in 2001 by reductions in the selling price of some of our power management and interface products. Additionally, net sales were further reduced by the second quarter increase in reserves for returns of $1.2 million, which was based upon our decision to authorize returns from certain distributors in excess of their contractual return privileges, due to continued slowness in the semiconductor industry. Year-to-date 2001 net sales were also affected by $4.5 million in the first quarter of 2001, which was related to a change in the timing of revenue recognition on sales to our largest distributor. Effective October 1, 2000, we began to recognize revenue on sales to our largest distributor when the distributor sells our products to end users (sell through), rather than upon shipment of the product to the distributor. As of December 31, 2000, there was approximately $4.5 million of inventory shipped to this distributor for which we had recognized revenue prior to October 1, 2000; accordingly, our net sales for the fiscal year ended 2001 were impacted by that amount. Approximately 62% of our net sales were derived from international customers in 2001, as compared to 53% in 2000. Geographically, in 2001, sales decreased in all regions except for Europe, as compared to 2000.

     Gross profit (loss). Gross loss was $1.5 million or 2.1% of net sales in 2001 compared to gross profit of $36.5 million or 31.8% of net sales in 2000. The reduction in gross profit as a percentage of net sales in 2001 from 2000 was primarily due to the higher operating costs of the Milpitas wafer fabrication facility, lower capacity utilization, lower wafer fab yield and the reduced selling prices on some of our power management and interface products as a result of the continued global slowdown in the semiconductor industry.

     In the second quarter of 2001, we announced that a continued softness in our business led to a reduction in the demand on our inventory. During the several quarters preceding the announcement, we had expanded our internal fabrication facility and test operations in response to forecasts of significant revenue growth in our business. However, we experienced significant customer deferrals of delivery dates and order cancellations. These customer actions contributed to higher than normal levels of inventory, which based on current and forecasted demand, would not be consumed during the products’ life cycle. As a result, we recorded an inventory charge of $2.6 million due to the sudden and significant decrease in forecasted revenue in our business.

     Research and development. Research and development expenses were $12.9 million and $13.2 million in 2001 and 2000, respectively, or 17.9% and 11.5% of net sales, respectively. The reduction in research and development expenses in 2001, as compared to 2000, was due to cost saving measures taken due to the continued slowness in the semiconductor industry. The reduction included decreases in bonuses and discretionary spending such as travel, which were offset by continued spending related to process development in the new wafer fabrication facility. The increase as a percentage of net sales in 2001 was primarily due to lower sales.

     Marketing and selling. Marketing and selling expenses were $9.9 million and $10.8 million in 2001 and 2000, respectively, or 13.8% and 9.4% of net sales, respectively. The decrease in marketing and selling expenses in 2001 over 2000 was due to lower commissions due to decreased sales and lower discretionary spending such as travel and entertainment and was partially offset by increased advertising and additional sales resources in Asia. The increase as a percent of sales in 2001 was primarily due to lower sales.

     General and administrative. General and administrative expenses, including amortization of goodwill, were $7.1 million and $9.2 million in 2001 and 2000, respectively, or 9.8% and 8.1% of net sales, respectively. The decrease in general and administration expenses was due primarily to controls over spending, and decreased salaries and bonuses in 2001. The increase as a percent of sales in 2001 was due primarily to the lower sales.

     Restructuring costs. Below is a summary of the activity related to restructuring costs for fiscal years 2001 and 2000 (in thousands):

Restructuring
Costs

Accrual balance 12/31/99	$1,870
Charges utilized	(839)
Adjustments to accrual	(525)

Accrual balance 12/31/00	506
Incurred 2001	534
Charges utilized	(683)
Adjustments to accrual	(357)

Accrual balance 12/31/01	$—

     During 2001 we recorded net restructuring charges of $177,000 consisting of $534,000 for severance payments related to the reduction of our workforce. These charges were recorded as a result of the continued slowness in the semiconductor market, partially offset by a reduction of $357,000 in the restructuring accrual, which was established in the fourth quarter of 1999. The reduction in 2001 was due to the sale of the Calogic fabrication facility, which had been planned for closure in 2001. As a result of the sale, we reduced both the facility exit related and employee termination portions of the accrual due to the assumptions of the facility by the new owners who retained many of the employees to whom we had planned to pay severance costs.

     In fiscal 2000, a $1.9 million restructuring accrual, which was established in 1999 for the closure of the Calogic facility, was reduced by $525,000. This reduction resulted from delaying the timing of the closure of the Calogic facility to match the timing of the Milpitas facility ramp-up.

     Other income (expense). Other income (expense), net was $(394,000) and $2.1 million in 2001 and 2000, respectively. The decrease in other income was due primarily to interest expense in 2001 as a result of borrowings on our bank line of credit, decreased interest income as a result of the decrease in restricted cash in the second quarter of 2001 which was used to purchase the land, building and equipment of the Milpitas wafer fabrication facility, which was formerly leased and a $292,000 increase in royalty expense due to the discontinuance of offsetting royalty income.

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

Financial Condition, Liquidity and Capital Resources

     As of December 31, 2002, we had available funds of $16.5 million consisting of cash, cash equivalents and short-term investments, as compared to $4.9 million at December 31, 2001. Net cash used in operations was $15.2 million, $16.5 million, and $1.0 million in 2002, 2001 and 2000, respectively. Net cash used in operating activities in 2002 resulted primarily from a $79.3 million net loss, of which $54.7 million was non-cash related, partially offset by a $1.6 million decrease in accounts receivable, a $5.5 million decrease in inventories and a $2.1 million increase in accounts payable. The significantly greater net loss in 2002 was largely due to the $31.9 million non-cash tax charge as a result of the establishment of a valuation allowance for the full amount of our net deferred income tax assets, as compared to an increase of $11.9 million of deferred income tax assets for the same period last year and $4.7 million of fixed asset impairment charges in 2002. This increased net loss, which also included a $3.0 million charge for goodwill impairment, a provision of $2.1 million for uncollectable receivables and returns and allowances and a provision of $5.4 million for excess and obsolete inventory, did not result in greater net cash used in our operations as the deferred tax charge, goodwill impairment, fixed asset impairment and provision for receivables are not cash items. In 2001, net cash used in operating activities resulted primarily from a $19.7 million net loss, an $11.9 million increase in deferred income tax assets, a $4.6 million decrease in accounts payable, a $2.4 million decrease in accrued expenses and a $1.4 million decrease in other long-term liabilities. These cash outflows were partially offset by a $5.2 million decrease in accounts receivable and a decrease in inventory of $2.4 million.

     Net accounts receivable was $7.3 million and $11.0 million as of December 31, 2002 and 2001, respectively. The $3.7 million decrease was due to lower sales and improved collections for the fourth quarter to 2002. Bad debt allowances were $292,000 and $444,000 as of December 31, 2002 and 2001, respectively. Distributor reserves were $653,000 and $2.0 million as of December 31, 2002 and 2001, respectively. The decrease was the result of improved inventory management and decreased inventory levels at the distributors.

     Net inventory was $14.4 million and $25.3 million as of December 31, 2002 and 2001, respectively. The $10.9 million reduction in 2002 included charges of $7.1 million, of which $1.7 million was a fourth quarter cost adjustment and $5.4 million was for excess and slow moving inventory, which included a $1.5 million charge relating to product lines sold or discontinued as part of the Company’s third quarter restructuring plan and a $700,000 charge resulting from physical inventory adjustments. The remaining decrease is the result of improved cycle times.

     Net cash used in investing activities was $12.1 million and $3.7 million for the years ended December 31, 2002 and 2001, respectively. Additions to property, plant and equipment were $4.1 million in 2002, as compared to $40.4 million in 2001. The expenditures in the 2001 period consisted mainly of the purchase of the land, building and equipment of our Milpitas manufacturing facility for $35.0 million in June 2001, which was previously leased. Proceeds for the lease buyout in 2001 were provided by the liquidation of $36.8 million of restricted cash. Additionally in 2002, $14.9 million was used for the purchase of short-term investments offset by $5.0 million received on maturities of short-term investments.

     Net cash of $29.0 million and $23.2 million was provided by financing activities for the years ended December 31, 2002 and 2001, respectively. In the second quarters of 2002 and 2001, we received cash of $23.5 million and $21.6 million, respectively, net of placement agent fees and other costs, through the private placements of 3.0 million and 2.2 million shares, respectively, of Sipex common stock. Proceeds from the 2002 offering were used to pay down our line of credit to zero, with the balance to be used for general corporate purposes. Proceeds from the 2001 offering were used to pay down our line of credit to $7.2 million from $11.0 million at the end of the first quarter of 2001, with the balance used to provide funding for operations.

     On September 27, 2002, Sipex sold a convertible secured note (the “Note”) with an attached warrant to an affiliate of its largest distributor for an aggregate cash amount of $12.0 million. The Company recorded the Note at $10.4 million and the warrant at $1.6 million (recorded to paid-in-capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The Note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the Note, the Company can require the conversion of the Note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is equal to 110% of the average closing price for the 5 days preceding the closing or $2.9458. The warrant has been recorded as an addition to paid-in capital. The discount on the Note of $1.6 million, recorded at the time of purchase, is being amortized over the five-year term of the Note and may be accelerated as a result of conversion. The Note matures on September 27, 2007. The Note is secured by a Deed of Trust on the Company’s land and building in Milpitas, California.

     On April 16, 2002, the outstanding bank line of credit balance of $6.9 million was paid down to zero using proceeds from the private placement of Company common stock. On September 27, 2002, the Company terminated its line of credit agreement with its bank. The bank’s security interest in substantially all the Company’s assets was subsequently extinguished.

     Sipex’s commitments and contingencies consist of the Note (discussed above), operating lease obligations and a potential contingent loss relating to a patent litigation suit with Maxim Integrated Products, Inc. (discussed below). Minimum payments under the commitment and contingencies as of December 31, 2002 are approximately as follows (in thousands):

	Operating	Note
Calendar Year	Lease	Payable	Total

2003	$850	$—	$850
2004	808	—	808
2005	690		690
2006	683		683
2007	683	12,000	12,683
Thereafter	200	—	200

	$3,914	$12,000	$15,914

     In February 1999, Sipex filed a lawsuit against Maxim with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of Sipex’s products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. Sipex has denied infringement and alleges that the patent is invalid. The results of any litigation or arbitration are inherently uncertain, and Sipex can offer no assurance that in any future legal actions Sipex will prevail. If Sipex does not prevail, we would be required to pay cash damages, injunctive relief could be issued which would prohibit Sipex from selling the infringing product and liquidity could be adversely affected. The Company has accrued $450,000 toward a potential settlement.

     We believe that our currently available cash and investments, combined with our cost reduction programs-in-process and the restructuring and reorganization that we have taken, will be sufficient to meet our cash and working capital requirements through at least December 31, 2003. We may need to raise additional funds if our estimates change or prove inaccurate, if our cost reduction initiatives are insufficient, for general working capital purposes, or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to Sipex, as well as factors beyond our control, including the continued downturn in the semiconductor industry, volatility and uncertainty in the capital markets as well as continued market uncertainty related to the ongoing U.S. war on terrorism and the war with Iraq. There can be no assurance that any financing will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or debt securities may result in additional, and perhaps, significant dilution.

     Effect of Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Company adopted the provisions of SFAS No. 143 on January 1, 2003 and its adoption did not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No.’s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishments of Debt,” SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. On January 1, 2003, the Company adopted SFAS No. 145 and at the time of adoption, there was no material impact on its financial position or results of operations; however, the Company has not yet determined the implications of adoption on future results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146 and at the time of adoption, there was no material impact on our financial position or results of operations; however, the Company has not yet determined the implications of adoption on future results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of a stand-ready to perform obligation assumed under a guarantee. Additionally, a guarantor must recognize a contingent obligation to make future payments when such obligation becomes probable and estimable. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company does not guarantee any obligations and as a result, management does not expect the adoption of FIN 45 to have a material impact on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Furthermore, SFAS No. 148 mandates new prominent disclosures in both interim and year-end financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Management does not believe the adoption of SFAS No. 148 had or will have a material impact on the Company’s financial position or results of operations because the Company expects to continue to account for stock options granted under its stock incentive plans in accordance with the provisions of APB No. 25 and related interpretations.

SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Management does not believe the adoption of SFAS No. 148 had or will have a material impact on the Company’s financial position or results of operations because the Company expects to continue to account for stock options granted under its stock incentive plans in accordance with the provisions of APB No. 25 and related interpretations.

Factors Affecting Future Results

     Except for historical information contained herein, the matters set forth on this report on Form 10-K, including the statements in the following paragraphs, are forward looking statements that are dependent on certain risks and uncertainties including, without limitation, such factors as, among others, delays in new product and process technology announcements and product introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which our products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below and elsewhere in this Form 10-K. These risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	the availability of foundry capacity, raw materials and assembly and test capacity;

•	fluctuations in yields;

•	changes in product mix;

•	our ability to introduce new products and technologies on a timely basis;

•	the introduction of products and technologies by our competitors;

•	market acceptance of our products and our customers’ products;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	the level of future product returns; and

•	the overall economic conditions in the United States and abroad, particularly as a result of the ongoing U.S. war on terrorism and the war with Iraq.

     Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

     Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short term. Our future revenues are difficult to predict and at times in the past we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be unfavorably affected. We may also take steps to adjust our strategic product families and change our cost structure, which may result in our incurring additional restructuring, reorganization and other charges. Based on forecasts, we may increase our operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels; therefore, operating results would be worsened if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

     Since 2001, the semiconductor industry has been experiencing a prolonged and severe downturn that continues to adversely affect our results of operations. Our net sales for the quarter and year ended December 31, 2002, decreased 7.7% and 8.1% from the corresponding prior year periods. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry lead to decreases in net sales levels and may cause continued losses and cash flow shortages.

     As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could substantially negatively affect our business, financial condition and operating results.

We have been notified by our auditors that we have certain material weaknesses related to internal control processes and systems. If we are unable to promptly and effectively implement adequate controls, systems and procedures, we may continue to experience weaknesses in our internal controls and operations that could call into question the accuracy of our financial results and we may be unable to achieve Section 404 Certification as mandated under the Sarbanes-Oxley Act.

     As a result of the December 31, 2002 audit of the consolidated financial statements, our auditors noted certain matters involving internal control and its operation that they consider to be material weaknesses under standards established by the American Institute of Certified Public Accountants. Material weaknesses are significant deficiencies in the design or operation of internal control that could adversely affect our ability to record, process, summarize and report financial data consistent with our assertions of management in the financial statements. By definition, material weaknesses do not reduce to a relatively low level the risk that errors or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and may not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses noted during the audit resulted from the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis in certain areas. Although other areas were impacted by the material weaknesses, the most significant issues arising from the material weaknesses included inappropriate process and systems tracking of inventory, including significant manual reconciliation, as well as inappropriate and insufficient analysis performed in evaluating inventory costs capitalized and inventory excess and obsolete reserves established. To ensure appropriate analysis, we must systemize processes by establishing appropriate guidelines that will reduce the level of manual reconciliation as well as improve the account analysis methodologies and increase the level of supervisory and management review.

     While we have identified and intend to take measures to improve our systems and internal control structure, implement more rigorous internal accounting and operational policies, procedures and controls, and conduct systems training, the success of these measures cannot be assured and will depend on many factors, including our ability to hire, train and retain additional qualified accounting staff. Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. If we are unable to maintain an adequate level of processes and controls and improve our systems, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected. In addition, we may be unable to achieve Section 404 certification as mandated by the Sarbanes-Oxley Act.

We have recently experienced significant changes in senior management and our corporate organization.

     A number of members of our senior management team, including our Chief Executive Officer and President, Senior Vice President of Operations; Senior Vice President of Finance and Chief Financial Officer; Senior Vice President, Marketing and Business Development; Vice President of Engineering and Vice Presidents of Sales for Asia and the Americas have joined our company since the second half of 2002. In particular, our Chief Financial Officer, Phillip Kagel, joined Sipex in February 2003, after the audit of our financial statements for the year ended December 31, 2002 was substantially complete. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers. In addition, during the third quarter of 2002, we announced the restructuring and reorganization of the Company into six functional groups reporting to our Chief Executive Officer, as well as the sale of our hybrid product family. It may take significant time to integrate our new management personnel and achieve efficiencies from our new corporate structure, which may adversely affect our business and operating results.

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

     Our success also depends upon our ability to accurately specify and certify the conformance of our products to applicable standards and to develop our products in accordance with customer requirements. There can be no assurance that we will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. There can be no assurance that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Furthermore, there can be no assurance that our customers’ products will achieve market acceptance.

We depend on distributors who sell directly to OEMs.

     Approximately 66% of our net sales are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent six months shipments (except for Future Electronics, which is based on three months). In addition, in certain circumstances upon termination of the distributor relationship distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. Beginning in the fourth quarter of 2000, we began deferring revenue on shipments to Future Electronics until the product is resold by the distributor to the end user (sell-through), because the arrangement with this distributor included price concessions and return rights the potential impact of which we believed we could no longer reasonably estimate.

We derive a substantial portion of our revenues from Future Electronics, and our revenues would likely decline significantly if Future Electronics elects not to make, cancels, reduces or defers purchases of our products.

     Future Electronics has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide, and accounted for 24%, 21% and 23% of total net sales, respectively, for the years ended December 31, 2002, 2001 and 2000. We anticipate that sales of our products to Future Electronics will continue to account for a significant portion of our revenues. The loss of Future Electronics as a distributor, or a significant reduction in orders from Future Electronics would materially and adversely affect our operating results, our business, our financial condition and our stock price.

     We have a distributor agreement with Future Electronics that provides for Future Electronics to act as our sole distributor for certain products within North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for their inventory of Sipex products. Sipex maintains a separate price list for products sold to Future Electronics, which reflects discounts from the prices charged to customers in direct sales transactions. Our distributor agreement with Future Electronics does not contain minimum purchase commitments. As a result, Future Electronics could cease purchasing our products with short notice to us. In addition, Future Electronics may defer or cancel orders without penalty, which would likely cause our revenues our business, our financial condition and our stock price to decline.

We may not successfully expand our sales and distribution channels.

     An integral part of our strategy is to expand our sales and distribution channels. We are increasing resources dedicated to developing and expanding these channels but we may not be successful doing so. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenues we receive for each sale will be less than if we had sold the same product to the customer directly. Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Even if we successfully expand our distribution channels, any new distributors may not have the technical expertise required to market and support our products successfully. If parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, we could be required to devote additional resources for customer support, and our brand name and reputation could be negatively impacted. Our strategy of marketing products directly to our customers and indirectly through distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different distributors target the same customers, distributors may also compete with each other. Although we have attempted to manage our distribution channels to avoid potential conflicts, channel conflicts may negatively impact our relationships with existing sales representatives or distributors or impair our ability to attract sales representatives.

We may face significant risks related to our international operations.

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

     Our international sales in 2002 and 2001 were $50.5 million and $44.4 million, respectively, or 76% and 62% of total net sales, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

Our inability to meet any increase in demand could reduce our market share.

     Demand shifts in the semiconductor industry are rapid and difficult to predict, and we may not be able to respond quickly enough to an increase in demand, if any. Our ability to increase sales of our products depends, in part, upon our ability to optimize the use of our manufacturing capacity in a timely manner and, if necessary, expand our manufacturing capacity. If we are unable to respond to rapid increases in demand, if any, for our products on a timely basis or to manage any corresponding expansion of our manufacturing capacity effectively, our customers could increase their purchases from our competitors, which would reduce our market share.

Our financial results may be adversely affected due to the highly volatile optical storage market.

     A significant component of the company’s growth strategy depends on increasing shipments in the optical storage market. During 2002, we derived all of our optical storage sales from a limited number of customers in Japan. Local suppliers in Japan may have a competitive advantage over Sipex, which could adversely affect our ability to grow sales or continue to compete in Japan or other regions of the world. Any failure to increase our shipments in the optical storage market could limit our ability to grow our business and could adversely affect our operating results.

If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share.

     We compete in markets that are intensely competitive, and which are subject to both rapid technological change and continued price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than us. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations, looking for additional cost savings and technological improvements. If we are not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Our future competitive performance depends on a number of factors, including our ability to:

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

     There can be no assurance that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, there can be no assurance that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable to us.

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

     In February 1999, Sipex filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of Sipex’s products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. Sipex has denied infringement and alleges that the patent is invalid. The results of any litigation or arbitration are inherently uncertain, and Sipex can offer no assurance that in any future legal actions Sipex will prevail. If Sipex does not prevail, we would be required to pay cash damages, injunctive relief could be issued which would prohibit Sipex from selling the infringing product and liquidity could be adversely affected. The Company has accrued $450,000 toward a potential settlement.

     There can be no assurance that foreign intellectual property laws will protect our intellectual property rights. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate our products or design around any of our patents. We may be subject to, or may initiate, interference proceedings in the U.S. patent office, which can demand significant financial and management resources.

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees.

     Our success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog circuit designers. The competition for these employees is intense. Most of our employees are employees at-will and we have no fixed-term employment agreements with most employees, which means that they can terminate their employment at any time. There can be no assurance that we will be able to retain our design engineers, executive officers and other key personnel. The loss of the services of one or more of our design engineers, executive officers or other key personnel or our inability to recruit replacements for these personnel or to otherwise attract, retain and motivate qualified personnel could seriously impede our success.

Our manufacturing processes are very complex, which may result in manufacturing difficulties.

     Our manufacturing processes are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields causing product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time we have experienced unfavorable yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that our foundry or those of our suppliers will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays.

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

     Additionally, the manufacture of integrated circuits is a highly complex and technologically demanding process. Our third party foundries have, from time to time, experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. There can be no assurance that our outside foundries will not experience lower than expected manufacturing yields in the future.

     Additionally, we do not have a guaranteed level of production capacity at any of these foundries. The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

Our wafer fabrication facility and the facilities of certain of our significant customers and third party wafer suppliers are located in areas susceptible to earthquakes.

     Our in-house fabrication facility and the facilities of certain of our significant customers and third-party wafer suppliers are located in areas that are susceptible to earthquakes. Damage caused by earthquakes may result in shortages in water or electricity or transportation, which could limit the production capacity of our wafer facility and/or the ability of certain of our subcontractors to provide needed products. Any reduction in production capacity or the ability to obtain fully processed semiconductor wafers could cause delays or shortages in our product supply, which would negatively impact our business. If our facilities or the facilities of our customers are damaged by future earthquakes, it could have a materially adverse effect on our business.

We rely on outside suppliers to assemble, test and ship product to our customers.

     We rely on outside assembly houses to assemble, test and ship our product to end customers. There can be no assurance that our third party suppliers will allocate sufficient capacity to us to meet our requirements. Any sudden reduction or elimination of a primary source could result in material delay in the shipment of our product and could have a material adverse affect on our business and operating results.

     We have limited control over quality assurance, manufacturing yields and production costs. We have in the past experienced yield issues and delays, especially with the introduction of new products. We could experience delays or yield issues in the future due to the transfer of products from development to production, which could negatively impact our business and operating results.

We must comply with significant environmental regulations, which is difficult and expensive.

     We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, there can be no assurance that we have not violated laws or regulations in the past, which violations could result in remediation or other significant liabilities, or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other significant liabilities under current or future environmental laws or regulations.

It would be difficult for us to adjust our spending significantly if we experience any revenue shortfalls.

     Our future revenues are difficult to predict and at times in the past we have failed to achieve our revenue expectations. Our expense levels are based in part, on our expectations of future revenues, and expense levels are, to a large extent, fixed in the short term. Since the fourth quarter of 2000, we have adjusted our spending levels as a result of decreased revenues and continue to focus on controlling costs. We may, however, be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason our operating results will be negatively impacted. Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and often fluctuate substantially. In the future, if we believe that demand is increasing, our operating expenses for personnel, new product development and for inventory would correspondingly increase as needed in anticipation of increasing sales levels. Our operating results would be negatively impacted if increased sales were not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

We may have capital requirements to maintain and grow our business and we may not be able to secure adequate capital on acceptable terms.

     In order to remain competitive, we must continue to make investments in our facilities and capital equipment. We have obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.5 million to the Company, net of placement agent fees and other costs of issuance, and through the private placement of a convertible secured note and related warrant on September 27, 2002, which provided approximately

$12.0 million to the Company, net of costs of issuance. We may need to seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms, if at all. Because our stock is trading near historically low levels, any future equity or convertible debt financing may result in substantial dilution to existing stockholders, depending on the price at which the equity is sold or the debt is converted and the extent of our needs. Our ability to raise funds may be adversely affected by a number of factors relating to Sipex, as well as factors beyond our control, such as capital market uncertainty and general economic conditions.

Our stock price has been volatile and could continue to remain volatile.

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock closing price ranged from a high of $45.125 to a low of $15.875. In the fourth quarter ending December 31, 2002, our stock closing price ranged from a high of $4.26 to a low of $0.96. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We could face securities litigation if our stock price remains highly volatile.

     In the past, securities class action litigation has often followed periods of volatility in the market price of a company’s securities. In the past, we were named in two virtually identical securities class action lawsuits. The complaints and unspecified damages alleged, among other things, that our financial statements for the second and third quarters of fiscal year 2000 contained incorrect statements. On April 12, 2002, the U.S. District Court dismissed both suits with prejudice.

     The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee that we will not become subject to such suits in the future. Moreover, there can be no guarantee that if we do become subject to such suits, that the ultimate outcome will be similar to the cases noted above. Any litigation could result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

     The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations, and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price. Proposals have been made concerning the expensing of stock options which could result in rules or laws that may adversely affect our reported financial results and have an adverse effect on our stock price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

     Sipex invests excess cash in financial investments that are sensitive to market risks as part of its investment strategy. None of these market-sensitive instruments are held for trading purposes. Sipex does not own derivative financial instruments in its portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. As required by Sipex’s investment policy, available funds are invested in a manner that assures maximum safety and liquidity and, secondarily, maximizes yield within such constraints.

     Investment Rate Risk — The Company’s financial investments consist primarily of high quality commercial paper and money market funds. The Company does not believe that it has a material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data:

     Sipex’s Consolidated Financial Statements and related Independent Auditors’ Reports are presented in the following pages.

Independent Auditors’ Report
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant:

     The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2003 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002, in the table under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11. Executive Compensation:

     The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2003 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002, under the caption “Compensation and Other Information Concerning Directors and Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management:

     The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2003 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002, in the tables under the caption “Security Ownership of Certain Beneficial Owners and Management.”

        Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2002 about the securities authorized for issuance under our equity compensation plans, consisting of our the 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan.

Equity Compensation Plan Information

	(a)	(b)	(c)

			Number of securities
			remaining available for
	Number of securities	Weight-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))

Equity compensation plans approved by security holders	1,191,193	$16.72	1,187,819 (1)
Equity compensation plans not approved by stockholders (2)	5,266,970	$5.21	904,820

Total	6,458,163	$7.33	2,092,639 (1)

(1)	Includes 162,615 shares issuable under our 1996 Employee Stock Purchase Plan.

(2)	Includes 3,649,500 shares issuable pursuant to options granted outside of any plan, which did not require the approval of and has not been approved by our stockholders.

2000 Non-Qualified Stock Option Plan

     In April 2000, our Board of Directors adopted the 2000 Nonqualified Stock Option Plan pursuant to which non-statutory stock options for up to 1,000,000 shares of common stock may be granted to employees, consultants or advisors. The 2000 Nonqualified Stock Option Plan was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-27892) as filed with the SEC on March 23, 2001. In October 2002, our Board of Directors adopted an amendment to the 2000 Nonqualified Stock Option Plan to decrease the number of shares reserved under the plan by 328,010 shares, from 1,000,000 shares to 671,990 shares.

     Our Board of Directors is authorized to administer the 2000 Nonqualified Stock Option Plan. Our Board of Directors is authorized to adopt rules and regulations of the 2000 Nonqualified Stock Option Plan and to interpret the provisions of the 2000 Nonqualified Stock Option Plan. Our Board of Directors may amend or terminate the 2000 Nonqualified Stock Option Plan at any time. Our Board of Directors has delegated to the Compensation Committee authority to administer certain aspects of the 2002 Nonqualified Stock Option Plan.

     Our Board of Directors and our Compensation Committee have the authority to select the recipients of options under the 2000 Nonqualified Stock Option Plan and determine (i) the number of shares of common stock covered by such options, (ii) the dates upon which such options become exercisable, (iii) the exercise price of options (which may not be less than the fair market value of the common stock on the date of grant), and (iv) the duration of the options (which may not exceed 10 years).

2002 Nonstatutory Stock Option Plan

     In September 2001, our Board of Directors adopted the 2002 Nonstatutory Stock Option Plan pursuant to which non-statutory stock options for up to 1,000,000 shares of common stock may be granted to employees, consultants or advisors. The 2002 Nonstatutory Stock Option Plan was filed recently with our registration statement on Form S-8 (File No. 333-73880) as filed with the SEC on November 21, 2001. In October 2002, our Board of Directors adopted an amendment to the 2002 Nonstatutory Stock Option Plan to increase the number of shares reserved under the plan by 1,000,000 shares, from 1,000,000 shares to 2,000,000 shares.

     Our Board of Directors is authorized to administer the 2002 Nonstatutory Stock Option Plan. Our Board of Directors is authorized to adopt, amend and repeal the rules and regulations of the 2002 Nonstatutory Stock Option Plan and to interpret the provisions of the 2002 Nonstatutory Stock Option Plan. Our Board of Directors may amend, suspend or terminate the 2002 Nonstatutory Stock Option Plan at any time. Our Board of Directors has delegated to the Compensation Committee authority to administer certain aspects of the 2002 Nonstatutory Stock Option Plan.

     Our Board of Directors and our Compensation Committee have the authority to select the recipients of options under the 2002 Nonstatutory Stock Option Plan and determine (i) the number of shares of common stock covered by such options, (ii) the dates upon which such options become exercisable, (iii) the exercise price of options, and (iv) the duration of the options (which may not exceed 10 years).

Item 13. Certain Relationships and Related Transactions:

     The information required by this item is incorporated by reference from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2003, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2002, under the caption “Certain Transactions.”

Item 14. Controls and Procedures:

     During the 90 day period prior to the filing of this annual report, we carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Phillip A. Kagel, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Senior management and our Audit Committee have been informed by our independent auditors that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public

Accountants) relating to the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis. Mr. Maghribi and Mr. Kagel determined that these material weaknesses, together with certain other deficiencies, if unaddressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner.

     Based on the above and under the direction of the Audit Committee and the Board of Directors, senior management have dedicated resources and are taking steps to strengthen control processes in order both to identify and rectify the deficiencies and prevent the situations from recurring. To this end, we are taking, or have taken, the following steps:

•	we hired Mr. Kagel as our Chief Financial Officer effective February 10, 2003;

•	we elected a new independent director to our Board of Directors, Joseph Consoli, who has extensive financial background and serves as the Chairman of the Audit Committee;

•	we established a Disclosure Committee with a mandate to assist our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our public disclosures and in evaluating regularly our disclosure controls and procedures;

•	we implemented procedures to ensure accurate and timely account analysis and reconciliations; and

•	updated written policies and procedures are being prepared to standardize and improve processes, including procedures relating to systems, finance policies and internal controls.

     We continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal controls and disclosure controls and procedures.

     As a result of the steps taken to improve controls and following the conclusion of our recently completed review of our financial accounts, Mr. Maghribi and Mr. Kagel concluded that the information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported as required. Based upon and as of the date of their evaluation, the Chief Executive Officer and Chief Financial Officer further concluded that our disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

     Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

     (a)  The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of the Company and Reports of Independent Accountants are incorporated in Item 8 of this report.

Independent Auditors’ Report

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended

December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

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

3(b). Reports on Form 8-K

On December 2, 2002, Sipex filed a current report on Form 8-K (SEC file number 000-27892) to announce that Frank R. DiPietro resigned as the Company’s Chief Financial Officer and Philip A. Dube, Sipex’s Vice President and Corporate Controller, will serve as the Registrant’s interim Chief Financial Officer until such time as Mr. DiPietro’s successor is determined.

On October 1, 2002, Sipex filed a current report on 8-K (SEC file number 000-27892) to announce that, on September 27, 2002, Sipex sold a convertible secured note due in 2007 and a related warrant to S&F Financial Holdings, Inc. for an aggregate cash amount of $12,000,000. The note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

SIPEX CORPORATION

By:	/s/ WALID MAGHRIBI Walid Maghribi
Chief Executive Officer, President
and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WALID MAGHRIBI Walid Maghribi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003

/s/ PHILLIP A. KAGEL Phillip A. Kagel	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ JOSEPH C. CONSOLI Joseph C. Consoli	Director	March 31, 2003

/s/ MANFRED LOEB Manfred Loeb	Director	March 31, 2003

/s/ DOUGLAS M. MCBURNIE Douglas M. McBurnie	Chairman of the Board of Directors	March 31, 2003

/s/ LIONEL H. OLMER Lionel H. Olmer	Director	March 31, 2003

/s/ WILLY SANSEN Dr. Willy Sansen	Director	March 31, 2003

/s/ JOHN L. SPRAGUE John L. Sprague	Director	March 31, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Walid Maghribi, President and Chief Executive Officer of Sipex Corporation, certify that:

1.	I have reviewed this yearly report on Form 10-K of Sipex Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /s/ Walid Maghribi

Walid Maghribi President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Phillip A. Kagel, Senior Vice President , Finance, Chief Financial Officer & Treasurer of Sipex Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Sipex Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /s/ Phillip A. Kagel

Phillip A. Kagel Senior Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

2.2	Amendment No. 1 to the Agreement and Plan of Reorganization dated November 23, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

3.1	Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-1328, and incorporated herein by reference)

3.2	Restated By-Laws of the Company, as amended (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

4.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.1**	1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.2**	1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.3**	1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.4**	1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.5**	1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.6	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.7**	1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.8**	Employment Agreement dated August 19, 2002 by and between the Company and Walid Maghribi (filed as Exhibit 99.1 to the Company’s 8K filed on August 23, 2002, and incorporated herein by reference)

10.9**	Employment Agreement, as of the 14th day of May, 1999, between the Company and James E. Donegan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.10**	Employment Agreement, as of the 14th day of May, 1999, between the Company and Raymond W.B. Chow (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.11	Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.12	Form of Sales Representative Agreement (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.13**	1997 Incentive Stock Option Plan (filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)

10.14**	Sipex Corporation 1999 Stock Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference)

10.15*	License Agreement between Timex Corporation and Sipex Corporation dated July 1, 1997 (previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

10.16**	Employment Agreement, dated as of the 9th day of August, 1999 between the Company and Stephen E. Parks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.17**	2000 Non-Qualified Stock Option Plan (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

10.18**	2002 Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 73880, and incorporated herein by reference)

10.19	Deed of Reconveyance and Termination of Lease (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

10.20**	Employment Agreement dated February 2, 2003 by and between the Company and Phillip A. Kagel (filed herewith).

10.21**	Employment Agreement dated September 11, 2002 by and between the Company and Joseph T. Rauschmayer (filed herewith).

10.22**	Employment Agreement dated August 23, 2002 by and between the Company and Kevin Plouse (filed herewith).

10.23	Securities Purchase Agreement dated as of September 27, 2002, by and between the Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.2 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference).

10.24	Sipex Corporation 5.75% Convertible Secured Note due 2007 (filed as Exhibit 99.3 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference).

10.25	Warrant to purchase 900,000 shares of common stock issued to S&F Financial Holdings, Inc. (filed as Exhibit 99.4 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference).

10.26	Deed of Trust with Assignment of Rents dated as of September 27, 2002, between the Company, First America Title Insurance Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.5 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference).

10.27	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed herewith).

10.28	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed herewith).

21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

23.1	Consent of KPMG LLP, independent auditors

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

SIPEX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Independent Auditors’ Report	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7 – F-20

INDEPENDENT AUDITORS’ REPORT

The Board Of Directors and Shareholders
Sipex Corporation:

     We have audited the accompanying consolidated balance sheets of Sipex Corporation (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sipex Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
February 18, 2003

SIPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,

	2002	2001

	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,489	$4,874
Short-term investment securities	9,980	—
Accounts receivable, less allowances of $945 and $2,444 in 2002 and 2001, respectively	7,278	10,966
Inventories	14,393	25,295
Deferred income taxes — current	—	3,163
Prepaid expenses and other current assets	3,446	1,871

Total current assets	41,586	46,169
Property, plant, and equipment, net	56,997	67,172
Goodwill, net	—	2,984
Deferred income taxes	—	28,688
Other assets	203	114

Total assets	$98,786	$145,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,103	$5,989
Accrued expenses	3,570	2,928
Accrued restructuring costs	755	—
Deferred income	1,383	992

Total current liabilities	13,811	9,909
Long-term debt	10,455	7,396

Total liabilities	24,266	17,305

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized and 28,031 and 24,844 shares issued and outstanding at December 31, 2002 and 2001, respectively	280	248
Additional paid-in capital	175,489	149,447
Accumulated deficit	(101,179)	(21,903)
Accumulated other comprehensive income (loss)	(70)	30

Total shareholders’ equity	74,520	127,822

Total liabilities and shareholders’ equity	$98,786	$145,127

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net sales	$66,260	$72,062	$114,620
Cost of sales	73,582	73,558	78,130

Gross profit (loss)	(7,322)	(1,496)	36,490

Operating expenses:
Research and development	12,944	12,858	13,159
Marketing and selling	8,104	9,911	10,765
General and administrative	8,091	7,070	9,242
Restructuring	2,126	177	(525)
Impairment of fixed assets	4,718	—	—
Amortization/impairment of goodwill	2,984	376	376

Total operating expenses	38,967	30,392	33,017

Income (loss) from operations	(46,289)	(31,888)	3,473

Other income (expense):
Interest expense	(260)	(559)	—
Other, net	(993)	165	2,067

Total other income (expense)	(1,253)	(394)	2,067

Income (loss) before income taxes	(47,542)	(32,282)	5,540
Income tax expense (benefit)	31,734	(12,590)	1,623

Net income (loss)	$(79,276)	$(19,692)	$3,917

Net income (loss) per common share — basic	$(2.92)	$(0.82)	$0.18

Net income (loss) per common share — diluted	$(2.92)	$(0.82)	$0.16

Weighted average common shares outstanding — basic	27,191	24,003	22,133

Weighted average common shares outstanding — diluted	27,191	24,003	23,749

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$0.01 Par	Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

	(in thousands, except per share data)
Balance at December 31, 1999	21,768	$218	$110,951	$(6,128)	$60	$105,101
Net income	—	—	—	3,917	—	3,917
Foreign currency translation adjustments	—	—	—	—	(174)	(174)

Comprehensive income						3,743
Issuance of common stock under option plans	715	7	8,354	—	—	8,361
Issuance of common stock under stock purchase plan	19	—	326	—	—	326
Tax effect of exercises of stock options	—	—	5,266	—	—	5,266

Balance at December 31, 2000	22,502	$225	$124,897	$(2,211)	$(114)	$122,797
Net loss	—	—	—	(19,692)	—	(19,692)
Foreign currency translation adjustments	—	—	—	—	144	144

Comprehensive loss						(19,548)
Issuance of common stock under option plans	86	1	702	—	—	703
Issuance of common stock under stock purchase plan	66	—	525	—	—	525
Private placement issuance of common stock	2,190	22	21,589	—	—	21,611
Tax effect of exercises of stock options	—	—	1,734	—	—	1,734

Balance at December 31, 2001	24,844	$248	$149,447	$(21,903)	$30	$127,822
Net loss	—	—	—	(79,276)	—	(79,276)
Foreign currency translation adjustments	—	—	—	—	(100)	(100)

Comprehensive loss						(79,376)
Issuance of common stock under option plans	88	1	500	—	—	501
Issuance of common stock under stock purchase plan	99	1	396	—	—	397
Private placement issuance of common stock (net of issuance costs of $2.0 million)	3,000	30	23,492	—	—	23,522
Warrant issuance	—	—	1,621	—	—	1,621
Compensation from acceleration of stock vesting	—	—	33	—	—	33

Balance at December 31, 2002	28,031	$280	$175,489	$(101,179)	$(70)	$74,520

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2002	2002	2000

	(in thousands)
Operating activities:
Net income (loss)	$(79,276)	$(19,692)	$3,917
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease (increase) in deferred income taxes	31,851	(11,852)	1,904
Provision for uncollectable receivables and returns and allowances	2,084	4,555	3,681
Compensation from acceleration of stock vesting	33	—	—
Depreciation	7,675	6,662	4,273
Amortization / impairment of goodwill	2,984	376	376
Provision for inventories	5,395	5,637	3,645
(Gain) loss on disposal of capital assets	(123)	—	38
Impairment of fixed assets	4,718	—	—
Amortization of discount on notes payable	76	—	—
Changes in assets and liabilities:
Accounts receivable	1,604	5,167	(10,367)
Inventories	5,507	2,392	(13,841)
Prepaid expenses and other current assets	(1,575)	(367)	580
Deferred taxes	—	(37)	(5,129)
Other assets	(89)	75	(23)
Accounts payable	2,114	(4,594)	3,922
Accrued expenses	642	(2,444)	2,512
Accrued restructuring costs	755	—	506
Deferred income	391	(971)	1,963
Other long-term liabilities	—	(1,396)	996

Net cash used in operating activities	(15,234)	(16,489)	(1,047)

Investing activities:
Proceeds from maturity of short-term investment securities	5,000	—	5,734
Purchase of short-term investment securities	(14,980)	—	—
Proceeds from liquidation of restricted cash investment	—	36,750	—
Purchase of property, plant, and equipment	(4,108)	(40,441)	(19,467)
Proceeds from sale of machinery and equipment	2,013	—	—

Net cash used in investing activities	(12,075)	(3,691)	(13,733)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	898	1,228	8,687
Net proceeds from issuance of common stock through private placement	23,522	21,611	—
Proceeds from issuance of note payable and related warrants	12,000	—	—
Proceeds from (payments of) line of credit	(7,396)	339	7,057
Payment of capital lease and other debt obligations	—	—	(413)

Net cash provided by financing activities	29,024	23,178	15,331

Effect of foreign currency exchange rate changes on cash and cash equivalents	(100)	144	(174)

Increase (decrease) in cash and cash equivalents	1,615	3,142	377
Cash and cash equivalents at beginning of period	4,874	1,732	1,355

Cash and cash equivalents at end of period	$6,489	$4,874	$1,732

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(205)	$(238)	$475

Interest	$81	$559	$27

Supplemental disclosure of non-cash investing activities:
Tax benefit from disposition of stock acquired through stock options	$—	$1,734	$5,266

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

   1. Description of Business

     Sipex Corporation (“Sipex” or the “Company”) is a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits (“ICs”) that are used primarily by original equipment manufacturers (“OEMs”) operating in the historically high growth markets of computing, communications and networking infrastructure.

     While advances in digital technology have fueled the demand for digital integrated circuits, they have also created a rapidly growing demand for more precise, faster and more power efficient analog ICs. Sipex possesses a broad portfolio of analog ICs, organized into three product families: power management, serial interface and optical storage. Sipex uses its wafer fabrication facility in Milpitas, California and a number of third party vendors to fabricate, package and test its ICs. Sipex’s products are sold either directly or through a global network of manufacturers’ representatives and distributors.

   2. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Sipex Corporation and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to changes include revenue, sales returns, inventory reserves, restructuring reserves and income taxes.

     Revenue Recognition

     The Company records revenue to its largest distributor at the time the product is sold through to the end user (sell-through). For all other product sales, assuming all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because these distributors/customers have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, Sipex accrues for estimated sales returns upon shipment based upon the Company’s estimates of future returns.

     Beginning in the fourth quarter of 2000, Sipex began deferring revenue on ordinary course shipments to its largest distributor until the product is resold by the distributor to the end user because the arrangement with this distributor includes price concessions and return rights, the potential impact of which management believed they could no longer reasonably estimate. In the fourth quarter of 2001, Sipex accepted distributor orders from the Company’s largest distributor for certain products on a discounted basis for which the distributor has no rights of return other than for product related issues, price protection or cancellation rights and which are not governed by the terms of the existing distributor contract. Revenue from these orders was recognized at the time of shipment, since these orders are non-cancelable, non returnable and for which such sales are not subject to the terms of the Company’s distribution agreement with the distributor, including, without limitation, the price protection, restocking and other returns rights the distributor is entitled to in the agreement. Revenue from engineering service contracts is recorded as performance is completed.

     Sales Returns

     To estimate reserves for future sales returns, Sipex regularly reviews its history of actual returns for each major product line. The Company also communicates monthly with its channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. The results of this analysis is used to estimate the reserves for sales returns. Reserves for future returns are adjusted as necessary, based on returns experience returns expectations and communications with channel partners.

     In estimating reserves, Sipex also considers unusual events and market conditions. It is possible that future events such as the introduction of a competitive product, product obsolescence, price competition, continued slowness in the semiconductor industry and distributors’ desire to decrease levels of inventory in the distribution channel could result in significant changes in customer demand and cause future returns to increase beyond historical levels. Management believes that it is able to estimate returns, and establish appropriate reserves for returns from customers for which Sipex recognizes revenue as of shipment, using the process described above. However, since reserves for estimated sales returns are recorded as a reduction in revenues, any significant difference between the Company’s estimated and actual returns experience, or changes in its estimate of reserves for future returns, would be reflected in the Company’s reported revenues in the period Sipex determines that difference and could have a material impact on the Company’s future results of operations.

     Research and Development

     Research and development costs are expensed as incurred.

     Net Income (Loss) Per Share

     Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution.

     A reconciliation of basic weighted average common shares with diluted weighted average shares is as follows (in thousands):

	2002	2001	2000

Weighted average common shares outstanding – basic	27,191	24,003	22,133
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	1,616

Weighted average common shares outstanding – diluted	27,191	24,003	23,749

Antidilutive potential common shares excluded from the computation above	5,804	4,995	175

     Concentration of Credit Risk

     Financial instruments that potentially subject Sipex to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less from date of purchase. With respect to accounts receivable, Sipex performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. In addition, management reviews other inherent risks in the portfolio based on current market conditions, the economic environment and the Company’s concentration of credit risk.

     Fair Values of Financial Assets and Financial Liabilities

     The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. At December 31, 2002, long-term debt approximates fair value as the interest rate was negotiated with a third party towards the end of 2002.

     Short-term Investments

     Investments, which primarily consist of highly rated commercial paper, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investments as “held to maturity” which represent investments that the Company intends to hold to maturity and are recorded at amortized cost. Upon purchase, these investments have maturities within twelve months and,as result, have been classified as short-term.

     Inventories

     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

     Inventory Reserves

     Sipex establishes inventory reserves for estimated excess quantities, obsolescence or unmarketability. In addition, the Company establishes estimates to write down inventory costs to the lower of cost or market. The excess and obsolescence reserve is calculated by comparing current inventory to both anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter and comparing standard cost to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the cost basis. In establishing the reserves and estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and all other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Reviews of the adequacy of inventory reserves are performed on a quarterly basis. In 2002, we recorded a $5.4 million provision for excess and slow moving inventory, which included a $1.5 million charge relating to product lines sold or discontinued as part of the Company’s third quarter restructuring plan and a $700,000 charge for physical inventory adjustments.

     Related Parties

     Sipex has included as other current assets approximately $134,000, $631,000 and $583,000 due from employees in 2002, 2001 and 2000, respectively, which consist mainly of amounts due to Sipex related to hiring and relocation costs. These amounts are normally forgiven over periods of employee service as agreed upon between the employee and Sipex.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over the respective useful lives as follows:

Useful Lives

Buildings	30 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	5-10 years
Leasehold improvements	Lesser of
estimated useful
life or lease term

     Goodwill

     The Company adopted SFAS 142 effective January 1, 2002, thereby discontinuing annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment charges as of January 1, 2002. In the second quarter of 2002, the Company experienced a significant reduction in the fair value of its common stock. The fair value decrease was primarily related to the financial impact to Sipex of the continued global slowdown in the semiconductor industry. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of this impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. During 2001 and 2000, the Company recorded goodwill amortization of $376,000.

     The proforma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the year ended December 31, 2001 and 2000 are as follows (in thousands):

	Years ended December 31,

	2001	2000

Net income (loss) as reported	$(19,692)	$3,917
Goodwill amortization expense	376	376

Proforma income (loss)	$(19,316)	$4,293

Basic income (loss) per share, as reported	$(0.82)	$0.18
Add back: Goodwill amortization expense	0.02	0.02

Proforma basic income (loss) per share	$(0.80)	$0.20

Diluted income (loss) per share, as reported	$(0.82)	$0.16
Add back: Goodwill amortization expense	0.02	0.02

Proforma diluted income (loss) per share	$(0.80)	$0.18

     Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

     Sipex reviews long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     Foreign Currency Translation

     Foreign currency assets and liabilities are translated into U.S. dollars at current rates, and revenues, costs and expenses are translated at average rates during each reporting period. Gains or losses resulting from foreign currency transactions are included in earnings currently, while those resulting from translation of financial statements are shown as a separate component of other comprehensive income in the statement of shareholders’ equity.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

     Stock-based Compensation

     As allowed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

     The remaining unamortized pro-forma compensation expense as of December 31, 2002 and 2001 was $32.6 million and $26.4 million, respectively.

		2002	2001	2000

Net income (loss)	As reported	$(79,276)	$(19,692)	$3,917
	Pro forma	(90,261)	(28,378)	(2,495)
Net income (loss) per share — basic	As reported	(2.92)	(0.82)	0.18
	Pro forma	(3.32)	(1.18)	(0.11)
Net income (loss) per share — diluted	As reported	(2.92)	(0.82)	0.16
	Pro forma	(3.32)	(1.18)	(0.11)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000; no dividend yield; expected volatility of 247 percent for 2002, 179 percent for 2001 and 95 percent for 2000 and expected option lives of six years. The risk free interest rate assumed was 4.0% for 2002, 5.3% for 2001 and 5.0% for 2000. The weighted-average fair value of options granted during 2002, 2001 and 2000 was $3.99, $9.38 and $23.14, respectively.

     The fair value of Employee Stock Purchase Plan shares issued during 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with no dividend yield, volatility of 75 percent and 180 percent for the first and second 2002 purchase periods, respectively, option lives of six months and an assumed risk free interest rate of 4.0%. The weighted-average fair value of Employee Stock Purchase Plan shares granted during 2002 was $2.72 and $3.62, for the same respective periods.

     Effect of Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Company adopted the provisions of SFAS No. 143 on January 1, 2003 and its adoption did not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No.’s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishments of Debt,” SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. On January 1, 2003, the Company adopted SFAS No. 145 and at the time of adoption, there was no material impact on its financial position or results of operations; however, the Company has not yet determined the implications of adoption on future results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146 and at the time of adoption, there was no material impact on its financial position or results of operations; however, the Company has not yet determined the implications of adoption on future results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of a stand-ready to perform obligation assumed under a guarantee. Additionally, a guarantor must recognize a contingent obligation to make future payments when such obligation becomes probable and estimable. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company does not guarantee any obligations and as a result management does not expect the adoption of FIN 45 to have a material impact on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Furthermore, SFAS No. 148 mandates new prominent disclosures in both interim and year-end financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Management does not believe the adoption of SFAS No. 148 had or will have a material impact on the Company’s financial position or results of operations because the Company expects to continue to account for stock options granted under its stock incentive plans in accordance with the provisions of APB No. 25 and related interpretations.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

   3. Restructuring and Impairment of Fixed Assets

     In September 2002, Sipex announced a plan to close the Company’s four-inch wafer fabrication facility in San Jose, California and change to a modified five day per week work schedule from the seven day per week schedule in the six-inch wafer fabrication facility in Milpitas. These actions were taken to reduce the Company’s cost structure as a result of the continued slowdown in the semiconductor industry and to align the structure with our current business plan, which included the sale and discontinuance of the hybrid product line at the end of the third quarter and the discontinuance of the analog display product line which is expected to be completed by the end of the first quarter of 2003. These product families accounted for approximately $4.0 million of net sales in the third quarter of 2002. These actions allow us to consolidate the Company’s operations and focus the Company on three core businesses consisting of serial interface, power management and optical storage.

     Below is a summary of the activity related to restructuring, impairment of fixed assets and inventory costs (in thousands):

		Fixed Asset
	Restructuring	Impairment	Inventory
	Costs	Costs	Costs

Accrual balance 12/31/99	$1,870	$—	$—
Charges utilized	(839)	—	—
Adjustments to accrual	(525)	—	—

Accrual balance 12/31/00	506	—	—
Incurred 2001	534	—	—
Charges utilized	(683)	—	—
Adjustments to accrual	(357)	—	—

Accrual balance 12/31/01	—	—	—
Incurred 2002	2,857	4,718	1,908
Charges utilized	(1,371)	(4,718)	(1,524)
Adjustments to accrual	(731)	—	(384)

Accrual balance 12/31/02	$755	$—	$—

     General

     During 2002, Sipex recorded restructuring charges of $2.9 million, $4.7 million of fixed asset impairment charges and $1.9 million of inventory reserve charges. Gross restructuring charges consisted of employee severance costs of $524,000, management reorganization charges of approximately $1.7 million and accrued lease expenses of $661,000 for the Company’s San Jose facility. These gross restructuring charges were reduced in the fourth quarter for a $661,000 reversal in accrued lease costs for the Company’s San Jose facility due to the sale of the analog display business in the first quarter of 2003 which included the assumption of the lease by the third party purchaser and a $70,000 decrease in employee termination costs. Fixed asset impairment charges for 2002 consisted of $1.8 million to write down the value of the machinery and equipment in the San Jose facility to its fair value, as a result of the closure of the San Jose fabrication facility in the first quarter of 2003, and $2.9 million of fabrication equipment at the Milpitas fabrication facility. The $1.9 million inventory reserve, which is recorded as cost of sales, was established to provide for the discontinued analog display and hybrid product families. In the fourth quarter, the reserve was reduced by $384,000 due to the unexpected sale of a portion of the inventory.

     Restructuring

     The third quarter 2002 restructuring charges for the above actions were $2.6 million, which consisted of $256,000 of severance costs related to a reduction in force of approximately 50 employees at both manufacturing facilities, $1.7 million of severance and related costs to six former management employees related to the Company’s plan to reorganize into six functional groups and facility costs of $661,000 consisting mainly of the remaining lease payments at the San Jose fabrication facility.

     In the fourth quarter of 2002, Sipex incurred restructuring costs related to the transfer of the Company’s backend test operations from the Billerica, Massachusetts facility to subcontractors in Malaysia. The restructuring costs consisted of $268,000 of employee severance related costs for the workforce reduction of approximately 60 employees and freight charges of $48,000 related to the $2.0 million sale of the Billerica test related machinery and equipment with a net book value of $1.7 million. Accrued severance costs as of December 31, 2002 are planned to be paid mainly during the first half of 2003.

     Impairment

     Third quarter 2002 fixed asset impairment charges totaled $4.7 million consisting of $2.9 million of fabrication equipment on the Company’s four-inch and six-inch manufacturing product lines at the Milpitas fabrication facility and $1.8 million for the write down to fair value of the machinery and equipment at the San Jose fabrication facility which had been scheduled to be closed by the end of the first quarter of 2003. In the first quarter of 2003, the San Jose fabrication machinery and equipment, which had been written down by $1.8 million, were sold to an unrelated third party. The gain on the sale of the San Jose fabrication machinery and equipment will be recorded upon collection of the cash due to the length of time and related uncertainties affecting their ultimate receipt.

     During 2001 Sipex recorded net restructuring charges of $177,000 consisting of $534,000 for severance payments related to the reduction of its workforce, partially offset by a reduction of $357,000 in the restructuring accrual, which was established in the fourth quarter of 1999. The reduction in 2001 was due to the sale of the Calogic fabrication facility, which had been planned for closure in 2001. As a result of the sale, Sipex reduced both the facility exit related and employee termination portions of the accrual due to the assumptions of the facility by the new owners who retained many of the employees to whom the Company had planned to pay severance costs.

     In fiscal 2000, a $1.9 million restructuring accrual, which was established in 1999 for the closure of the Calogic facility was reduced by $525,000. This reduction resulted from delaying the timing of the closure of the Calogic facility to match the timing of the Milpitas facility ramp-up.

   4. Inventories

     Inventories were as follows (in thousands):

	2002	2001

Raw materials	$893	$4,027
Work-in-process	8,532	14,854
Finished goods	4,968	6,414

	$14,393	$25,295

   5. Property, Plant and Equipment

     Property, plant and equipment were as follows (in thousands):

	2002	2001

Land	$5,957	$5,957
Building	23,370	23,360
Machinery and equipment	37,260	53,001
Furniture, fixtures and office equipment	11,163	11,863
Leasehold improvements	4,098	5,044

	81,848	99,225
Less accumulated depreciation and amortization	24,851	32,053

	$56,997	$67,172

   6. Accrued Expenses

     Accrued expenses were as follows (in thousands):

	2002	2001

Accrued compensation and benefits	$1,348	$1,108
Accrued royalties	1,061	536
Accrued commissions	285	737
Other	876	547

	$3,570	$2,928

   7. Long-term Debt

     As of December 31, 2002, long-term debt consisted of a convertible secured note amounting to $10,455,000.

     Convertible Secured Note:

     On September 27, 2002, Sipex sold a convertible secured note (the Note) with an attached warrant to an affiliate of its largest distributor for an aggregate cash amount of $12.0 million. The Company recorded the Note at $10.4 million and the warrant at $1.6 million (recorded to paid-in-capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The Note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the Note, the Company can require the conversion of the Note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is equal to 110% of the average closing price for the 5 days preceding the closing or $2.9458. The warrant has been recorded as an addition to paid-in capital with the offset recorded as a discount against the Note. The discount on the Note of $1.6 million, recorded at the time of purchase, is being amortized over the five-year term of the Note and may be accelerated as a result of conversion. The Note matures on September 27, 2007. The Note is secured by a Deed of Trust on the Company’s land and building in Milpitas, California.

     Bank Line-of-Credit:

     On April 16, 2002, the outstanding bank line of credit balance of $6.9 million was paid down to zero using proceeds from the private placement of Company common stock (see Note 9). On September 27, 2002, the Company terminated its line of credit agreement with its bank. The bank’s security interest in substantially all the Company’s assets was released.

   8. Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 was allocated as follows (in thousands):

	2002	2001	2000

Income (loss) from continuing operations	$31,734	$(12,590)	$1,623
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	—	(1,734)	(5,266)

Total income tax expense (benefit)	$31,734	$(14,324)	$(3,643)

     Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

	2002			2001			2000

	Deferred	Current	Total	Deferred	Current	Total	Deferred	Current	Total

Federal	$26,457	$(353)	$26,104	$(10,082)	$(684)	$(10,766)	$2,217	$(274)	$1,943
Loss carryforward	—	—	—	—	—	—	—	—	—
State	5,394	30	5,424	(1,770)	(64)	(1,834)	(313)	(7)	(320)
Loss carryforward	—	—	—	—	—	—	—	—	—
Foreign	—	206	206	—	10	10	—	—	—

Total expense	$31,851	$(117)	$31,734	$(11,852)	$(738)	$(12,590)	$1,904	$(281)	$1,623

     The actual tax expense (benefit) differs from the “expected” tax expense as follows (in thousands):

	2002	2001	2000

Computed “expected” tax expense (benefit)	$(16,639)	$(11,299)	$1,939
State income tax, net of federal income tax benefit	3,526	(1,192)	(201)
Non-deductible expenses	13	30	71
Goodwill amortization and impairment	1,045	130	133
Rate differential on foreign taxes	12	(11)	—
Utilization of R&D credits	(258)	(248)	(353)
Losses not benefited / change in valuation allowance	44,035	—	41
Other	—	—	(7)

Actual tax expense (benefit)	$31,734	$(12,590)	$1,623

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at

December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Current deferred tax assets:
Inventories, primarily reserves not currently deductible	$2,574	$1,665
Accounts receivable, primarily allowances for uncollectibles	369	961
Accrued expenses and reserves not currently deductible	1,439	537

Total current deferred tax assets before valuation allowance	4,382	3,163
Valuation allowance – current	(4,382)	—
Noncurrent deferred tax assets:
Net operating loss carryforwards	47,629	31,944
Tax credit carryforwards	3,739	3,623

Total noncurrent deferred tax assets before valuation allowance	51,368	35,567
Valuation allowance – noncurrent	(44,436)	—
Deferred tax liabilities:
Fixed assets, due to differences in depreciation	(6,932)	(6,879)

Net deferred tax assets	$—	$31,851

     At December 31, 2002, the Company has U.S. net operating loss carryforwards of approximately $127.3 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2022. As of December 31, 2002, a substantial amount of the net operating loss carryforwards are subject to annual limitations as a result of IRC Section 382 ownership changes, which have occurred in prior years.

     At December 31, 2002, the Company has Massachusetts and California net operating loss carryforwards of approximately $31.4 million and $21.0 million, respectively. The Massachusetts net operating loss will expire during the years 2005 though 2007, while the California net operating loss will expire from 2010 through 2012.

     The valuation allowance increased by $48.8 million during the year ended December 31, 2002. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets at December 31, 2002 will be realized in the future. At December 31, 2002, approximately $30,000 of the valuation allowance is attributable to stock compensation expense for tax purposes, that tax benefit of which, when realized, will be credited to shareholders’ equity.

     The Company also has federal, California and Rhode Island research and development credits of approximately $1.6 million, $1.1 million and $56,000, respectively, which expire from 2003 to 2022. The Company also has approximately $1.8 million of California manufacturer’s investment credit carryforwards and $123,000 of Massachusetts investment tax credit carryforwards.

9. Shareholders’ Equity

     Sipex currently maintains seven stock option plans. The 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan have had 1,187,900, 1,200,000, 300,000, 1,200,000, 1,200,000, 1,000,000 and 2,000,000 shares reserved for issuance, respectively. All plans allow for options which vest ratably over five years from the date of grant and expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 2000 Nonqualified Plan to

802,217, 551,942, 82,000 and 671,990, respectively, and no additional shares will be granted from these Plans. In addition to stock option plans, 1,683,500 shares of Sipex stock have been reserved for issuance pursuant to options which have been granted to new employees outside of the option plans. Options for 6,458,433 shares are outstanding as of December 31, 2002.

     On April 16, 2002, the Company issued 3.0 million shares of common stock through a private placement of securities, resulting in proceeds to the Company of approximately $23.5 million, net of placement agent fees and other costs related to the issuance. Proceeds from the offering of $6.9 million were used to pay down the Company’s bank line of credit to zero and the balance of $16.5 million was used to provide funding for general corporate purposes.

     On October 10, 2002, the Company made a Tender Offer to exchange options to purchase an aggregate of 2,495,052 shares of the Company’s common stock, whether vested or unvested, that have been granted under its 1996 Incentive Stock Option Plan, 1997 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Nonstatutory Stock Option Plan and certain stand-alone Option Plans that have exercise prices greater than $7.50 per share and that are held by eligible employees. The option exchange offer, including all withdrawal rights, expired at 5 p.m. Pacific Time on Friday, November 8, 2002. Pursuant to the terms and conditions of the option exchange offer, a total of 59 eligible optionees participated in the option exchange program. On November 11, 2002, the Company accepted for cancellation options to purchase 570,174 shares of its common stock. Subject to the terms and conditions of the offer, the Company will grant new options to purchase 245,054 shares of its common stock on May 12, 2003 in exchange for the options tendered and accepted. The exercise price of the new options will be the fair market value of the Company’s common stock on the new grant date. The new options will be vested as to 25% of the shares on the date of the new grant and thereafter will vest as to 25% of the shares on each subsequent anniversary of the new option grant date.

     In the fourth quarter of 2002, Sipex recorded $33,200 in compensation expense due to the accelerated vesting of stock options to the former Chief Executive Officer.

     In January 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which Sipex is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Employee Stock Purchase Plan to 400,000 shares. Under the terms of the Plan, employees can choose to have up to 10 percent of their annual base earnings withheld each year to purchase Sipex’s common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Under the Plan, Sipex sold 237,385 shares to employees since inception of the plan.

     A summary of the status of Sipex’s stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented below (in thousands, except per share amounts):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	4,995	$13.64	3,137	$16.87	3,675	$15.09
Granted	4,273	4.00	2,386	9.61	432	23.15
Exercised	(88)	(5.69)	(86)	(5.86)	(715)	(11.69)
Forfeited	(2,722)	(13.95)	(442)	(15.31)	(255)	(16.30)

Outstanding at end of year	6,458	$7.33	4,995	$13.64	3,137	$16.87

Options exercisable at year-end	1,733	$11.87	1,627	$13.48	458	$18.11

     The following table summarizes information about Sipex’s stock options outstanding at December 31, 2002:

	Options Outstanding
			Options
			Exercisable
		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable
Range of	at December 31,	Contractual	At December 31,
Exercise Prices	2002	Life	2002

$0.20 - $1.70	847,290	9.77	101,290
$1.90 - $2.99	530,000	9.73	0
$3.07 - $3.15	1,849,250	12.05	35,000
$3.20 - $6.00	807,820	8.86	522,654
$6.87 - $9.11	677,000	8.85	117,200
$9.48 - $13.0625	693,450	7.34	313,512
$13.63 - $19.8125	732,533	6.35	443,520
$20.0625 - $33.00	295,324	6.55	175,369
$34.563	1,687	5.19	1,290
$35.188	24,079	5.13	23,240

	6,458,433		1,733,075

   10. Other Income (Expense), Net

     Other income (expense), net consisted of the following:

	2002	2001	2000

Interest income	$210	$1,180	$2,514
Royalty expense	(1,166)	(1,040)	(748)
Other, net	(37)	25	301

Total other, net	$(993)	$165	$2,067

     The reduction of interest income in 2002 was primarily due to the decrease in restricted cash in the second quarter of 2001, which was used to buy the land, building and equipment of the Milpitas wafer fabrication facility that was formerly leased. Pursuant to license agreements, Sipex pays royalties on sales of certain licensed products. Prior to 2001 Sipex also received royalties under a licensing agreement that offset royalty expenses resulting in the $292,000 increase in 2001 royalty expense.

   11. Employee Benefit Plan

     Sipex has a defined contribution retirement plan, 401(k), covering substantially all employees. Sipex discontinued the 50% match for contributions made by employees up to 6% of their annual compensation in the first quarter of 2002. Sipex can also make a discretionary contribution to the plan. Employee contributions vest immediately and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 2002, 2001 and 2000, employer matching contributions to the plan were approximately $23,000, $588,000 and $468,000, respectively.

   12. Commitments and Contingencies

     Sipex leases facilities under operating leases expiring through 2009. Rent expense was approximately $1.0 million, $2.0 million, and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Minimum lease payments under operating leases are approximately as follows (in thousands):

Calendar Year

2003	$850
2004	808
2005	690
2006	683
2007	683
Thereafter	200

$3,914

     In June 2001, Sipex purchased the land, building and equipment of its Milpitas wafer fabrication facility, which was leased under a five-year operating lease. In accordance with the provisions of the lease agreement, Sipex paid $35.0 million, consisting of $6.0 million for the land, $16.9 million for the building and $12.1 million for machinery and equipment. The recorded cost of the machinery and equipment purchased was reduced by a $1.4 million long-term liability recorded by Sipex through June 30, 2001 as its estimated liability under the lease for the guaranteed residual value of the equipment. Proceeds for the buyout were provided through the liquidation of restricted cash investments of $36.8 million that had previously secured the lease of the facility and equipment. This reduced rent expense in 2001 by approximately $1.3 million.

     In February 1999, Sipex filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of Sipex’s products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. Sipex has denied infringement and alleges that the patent is invalid. The results of any litigation or arbitration are inherently uncertain, and Sipex can offer no assurance that in any future legal actions Sipex will prevail. If Sipex does not prevail, we would be required to pay cash damages, injunctive relief could be issued which would prohibit Sipex from selling the infringing product and liquidity could be adversely affected. The Company has accrued $450,000 toward a potential settlement.

   13. Valuation and Qualifying Accounts

     The Company had the following activity for the sales returns, bad debt and inventory reserves (in thousands):

			Total A/R
	Sales Returns	Bad Debt	Allowances	Inventory

Balance December 31, 1999	$529	$751	$1,280	$2,715
Charged to costs and expenses	3,631	50	3,681	3,645
Deductions	(1,796)	(276)	(2,072)	(2,171)

Balance at December 31, 2000	2,364	525	2,889	4,189
Charged to costs and expenses	4,245	310	4,555	5,637
Deductions	(4,609)	(391)	(5,000)	(6,285)

Balance at December 31, 2001	2,000	444	2,444	3,541
Charged to costs and expenses	2,034	50	2,084	5,395
Deductions	(3,381)	(202)	(3,583)	(4,071)

Balance at December 31, 2002	$653	$292	$945	$4,865

     Inventory charged to costs and expenses for fiscal 2002 included $5.4 million for excess and slow moving inventory, of which $700,000 was for discontinued electroluminescent products and $700,000 was for physical inventory adjustments, and $1.7 million of cost adjustments.

   14. Export Sales and Major Customers

     Sipex’s operations are classified into one reportable segment. Substantially all the Company’s operations and long-lived assets reside in the United States although Sipex has sales operations in Munich, Belgium, Taipei, Tokyo, Shenzhen and Seoul.

     Revenues by geographic area are summarized as follows (in thousands):

	2002	2001	2000

United States / Canada	$15,714	$27,702	$53,471
Europe	18,210	22,274	18,778
Far East	26,288	18,037	32,173
Japan	6,048	4,049	10,198

	$66,260	$72,062	$114,620

     For the years ended 2002 and 2001, Snecma accounted for 14% and 10%, respectively, of Sipex’s direct end net sales. For the year ended 2000, no individual customer represented more than 10% of the Company’s sales. Sales to Future Electronics, Sipex’s largest distributor, accounted for 24%, 21%, and 23% of Sipex’s net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

     For the year ended December 31, 2002, Sipex had three customers which accounted for 11%, 14% and 16% of the gross accounts receivable balance. For the year ended December 31, 2001, Sipex had four customers which accounted for 11%, 11%, 12% and 13% of the gross accounts receivable balance.

   15. Quarterly Data (Unaudited)

     Following is a summary of quarterly operating results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by Sipex with the exception of the quarters ended June 30, 2001 and September 29, 2001, which were revised and reported on Forms 10-Q/A.

     Net income per share amounts are based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net loss per share for the four quarters may differ slightly from net loss per share for the year.

	Dec. 31, 2002	Sept. 28, 2002	June 29, 2002	March 30,2002

	(in thousands, except per share data)
Fiscal 2002
Net sales	$16,583	$16,625	$16,988	$16,063
Gross profit (loss)	(998)	(6,556)	(1,943)	2,175
Net loss	(7,751)	(21,075)	(47,493)	(2,957)
Net loss per share — basic and diluted	(0.28)	(0.75)	(1.70)	(0.12)
Stock price range per share:
High	4.260	4.930	11.200	13.450
Low	0.960	1.600	4.090	9.510

	Dec. 31, 2001	Sept. 29, 2001	June 30, 2001	March 31,2001

	(in thousands, except per share data)
Fiscal 2001
Net sales	$17,965	$15,031	$19,372	$19,694
Gross profit (loss)	3,157	(3,251)	(2,299)	897
Net loss	(1,896)	(6,463)	(6,305)	(5,028)
Net loss per share — basic and diluted	(0.08)	(0.26)	(0.26)	(0.22)
Stock price range per share:
High	13.380	14.040	13.440	25.563
Low	6.000	6.440	6.531	7.656