Form 10-K/A
period 2002-12-31
SIPEX CORP
filed 2003-04-30
CIK 1007800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock outstanding on April 7, 2003 was 28,030,659.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

      This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 31, 2003 (the “Original Filing”). Sipex Corporation (the “Company”) is refiling Part III to include the information required by Items 10, 11, 12 and 13 to Part III because the Company’s definitive proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2002. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

      Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant:

Set forth below is information regarding the members of our board of directors and Mr. Thomas P. Redfern, a director nominee, including their principal occupation at present and for at least the last five years, certain other directorships held by them, the year each director was first elected a director, his age, the year each director’s term will expire and the class of director of each director.

Nominee or Director’s Name
and Year Nominee or Director			Year Term	Class of
First Became a Director	Age	Position(s)	Will Expire	Director

Thomas P. Redfern	62	Nominee	—	—
Manfred Loeb (1982-1987; 1992)	76	Director	2003	I
Douglas M. McBurnie (2000)	60	Chairman of the Board	2003	I
Lionel H. Olmer (1988)	68	Director	2004	II
John L. Sprague (1993)	73	Director	2004	II
Willy M. C. Sansen (1997)	59	Director	2004	II
Walid Maghribi (2002)	50	Director, Chief Executive Officer and President	2005	III
Joseph C. Consoli (2002)	59	Director	2005	III

Board Nominee

      From 1989 through 2001, Mr. Redfern was with National Semiconductor, a manufacturer of semiconductor products, in various technical and management roles in the field of analog product development and circuit design. In particular, Mr. Redfern guided product development in the Interface and Peripheral Group, Audio/ Video Group and the Analog Products Group. Before his retirement from National Semiconductor in 2001, Mr. Redfern was a Fellow and a technical advisor in the Analog Products Group. Prior to National Semiconductor, Mr. Redfern served for seven years as the Director of MOS Design at Linear Technology, a manufacturer of linear integrated circuits.

Directors

     Mr. Loeb has been a director of the Company from 1982 to 1987 and from 1992 to the present. Mr. Loeb, who would have been subject to re-election at the Company’s Annual Meeting of Stockholders to be held in 2003, has decided not to stand for re-election. From 1983 to December 1992, he served as the Executive Director of Tractebel S.A. and Chief Executive Officer of the Electricity and Gas International Division of Tractebel S.A. From 1993 to 1999, Mr. Loeb served as an Honorary Director of Tractebel S.A. and Chairman of Tractebel, Inc. (USA).

      Mr. McBurnie has been a director of the Company since July 2000 and has been Chairman of the Board from June 2002 to the present. Mr. McBurnie was formerly Senior Vice President, Computer, Consumer & Network Products Group, of VLSI Technology. From June 1994 to August 1997, Mr. McBurnie was with National Semiconductor, where he was Senior Vice President and General Manager of its Communications and Consumer Group. Previously, Mr. McBurnie was Vice President and General Manager of National Semiconductor’s Local Area Network Division. Prior to joining National Semiconductor, he held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, a manufacturer of data storage media, Precision Monolithics, Inc., a semiconductor company, and Fairchild Semiconductor, a semiconductor company.

      Mr. Olmer has been a director of the Company since 1988 and serves as Chairman of the Compensation Committee. Since July 2002, Mr. Olmer has been Of Counsel to the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, focusing on international trade, investment and technology transfer law. From 1985 until July 2002, Mr. Olmer was a partner at Paul, Weiss, Rifkind, Wharton & Garrison LLP. From 1981 to 1985, he served as Undersecretary of Commerce for International Trade in the Reagan Administration.

      Dr. Sprague has been a director of the Company since 1993. He has been the president of John L. Sprague Associates, Inc., a consulting firm, since 1988. In addition to serving as a director of the Company, Dr. Sprague currently serves as a director of California Micro Devices, a manufacturer of electronic components.

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

      Mr. Maghribi joined the Company in August 2002 as the Company’s Chief Executive Officer. Since September 2002, Mr. Maghribi has also served as the Company’s President. Mr. Maghribi has been a director since August 2002. Before joining the Company, Mr. Maghribi was President of the Memory Group of Advanced Micro Devices, Inc., a semiconductor manufacturer. He joined Advanced Micro Devices in 1986 and was Group Vice President of the Memory Group before being promoted to President in 2001.

      Mr. Consoli has been a director of the Company since September 2002 and serves as Chairman of the Audit Committee. Mr. Consoli retired in April 1991. Prior to his retirement, Mr. Consoli held executive positions in finance and operations at technology companies including Vice President Finance and Treasurer of Seagate Technology Inc., a manufacturer of computer hard drives; Vice President Finance and CFO and member of the Office of the President of Equatorial Communications Co., a satellite communications company; Vice President of Granger Associations and General Manager of its International Telecommunications Division after serving as Vice President Finance and CFO; Treasurer of Memorex Corp., a consumer electronics and computer products company; Vice President Finance and CFO of Precision Monolithics, Inc., a semiconductor company; and Group Controller and as Director of Corporate Development of Fairchild Semiconductor, a semiconductor company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Company. Based solely on the Company’s review of copies of such forms received by it or written representations from certain Reporting Persons, the Company believes that all its officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal year 2002, except that a Form 4 was filed late in 2002 for each non-employee director, Joseph C. Consoli, Manfred Loeb, Douglas M. McBurnie, Lionel Olmer, Willy M.C. Sansen and John Sprague, and that a Form 3 filed in 2002 for Kevin Plouse, Senior Vice President of Business Development, was amended in April 2003.

Item 11. Executive Compensation:

Executive Compensation Summary

      The following table sets forth certain information concerning the annual and long term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, December 31, 2001 and December 31, 2002, by (i) Walid Maghribi, who became the Company’s Chief Executive Officer during fiscal year 2002, (ii) James E. Donegan, who resigned his position as Chief Executive Officer of the Company prior to December 31, 2002, (iii) Frank R. DiPietro, who resigned his position as Executive Vice President of Finance, Chief Financial Officer, Treasurer and Clerk of the Company prior to December 31, 2002, and (iv) the Company’s most highly compensated executive officers of the Company, other than the Chief Executive Officer, who were serving in that capacity at the end of fiscal year 2002. These four individuals are referred to as the “Named Executive Officers.”

      Phillip A. Kagel joined us as Senior Vice President, Finance, Chief Financial Officer and Treasurer in February 2003 and is not included in the tables relating to summary compensation and option grants. In addition, Joseph T. Rauschmayer and Kevin Plouse joined us as Senior Vice President of Operations and Senior Vice President of Business Development, respectively, in September 2002 and are also not included in the tables relating to summary compensation and option grants.

Summary Compensation Table

					Long Term
					Compensation(1)

		Annual Compensation			Securities	All Other
	Fiscal				Underlying	Compensation
Name and Principal Position	Year	Salary($)		Bonus($)(2)	Options(#)	($)(3)

Walid Maghribi(4)	2002	$121,154		$0	1,700,000	$0
Chief Executive Officer and President
James E. Donegan(5)	2002	105,840		800,000	0	3,454
Former Chief Executive Officer	2001	282,754		0	60,000	36,764	(6)
	2000	291,692		0	0	20,922
Frank R. DiPietro	2002	228,979	(7)	0	0	67,771	(8)
Former Executive Vice President of	2001	225,731		0	60,000	17,373	(9)
Finance, Chief Financial Officer,	2000	230,000		0	0	0
Treasurer and Clerk
Philip A. Dube	2002	146,613		0	0	1,286
Interim Chief Financial Officer(10)
and Vice President of Finance

(1)	The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long term incentive payments during fiscal years 2000, 2001 or 2002.

(2)	Bonuses are reported in year earned even if actually paid in subsequent year.

(3)	Includes contributions made by the Company on behalf of the Named Executive Officers to the Company’s Tax Deferred Savings Plan, and insurance premiums paid by the Company.

(4)	Mr. Maghribi joined the Company as Chief Executive Officer in August 2002.

(5)	Mr. Donegan resigned as Chief Executive Officer of the Company in June 2002 and the bonus amount reported in the above table for 2002 consists of severance payments to Mr. Donegan.

(6)	Includes $11,563 for relocation costs in 2001 in connection with Mr. Donegan’s move from Massachusetts to California.

(7)	Includes $34,615 of housing allowance in connection with a mortgage subsidy.

(8)	Includes $4,662 of excess life insurance and $62,500 of loan forgiveness.

(9)	Includes $9,296 for relocation costs for 2001 in connection with Mr. DiPietro’s move from Massachusetts to California.

(10)	Mr. Dube served as the Company’s interim Chief Financial Officer until Phillip A. Kagel was appointed Chief Financial Officer in February 2003.

Option Grants in Last Fiscal Year

      The following table sets forth stock options granted during the year ended December 31, 2002 to the Named Executive Officers. No stock appreciation rights (“SARs”) were granted during the year ended December 31, 2002.

	Individual Grants
					Potential Realizable Value
	Number of				at Assumed Annual Rates of
	Securities	Percent of Total			Stock Price Appreciation for
	Underlying	Options Granted	Exercise or		Option Terms ($)(3)
	Options	to Employees in	Base Price per	Expiration
Name	Granted(#)	Fiscal Year(%)(1)	Share($)(2)	Date	5%	10%

Walid Maghribi(4)	1,700,000	39.8%	$3.15	8/19/12	$3,367,731	$8,534,491
James E. Donegan	—	—	—	—	—	—
Frank R. DiPietro	—	—	—	—	—	—
Philip A. Dube	20,000	0.5%	$9.11	4/11/12 (5)	—	—

(1)	A total of 4,044,622 options were granted to employees (including the Named Executive Officers) in fiscal year 2002.

(2)	All options were granted at fair market value on the date of the grant.

(3)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Company’s Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company’s Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4)	These options will vest at a rate of 25% of the shares subject to the option on the first anniversary of the date of grant and 1/48 of the shares subject to the option each month thereafter.

(5)	Options granted were tendered to the Company and cancelled pursuant to the Company’s October 10, 2002 tender offer. The Company will grant new options to replace the tendered options on May 12, 2003. The replacement options will be granted at the fair market value as of the grant date. Twenty-five percent of the shares underlying the replacement options will be immediately vested and, for each succeeding year, an additional 25% of the shares subject to the replacement option will vest.

Option Exercises and Fiscal Year-End Values

      The following table sets forth information with respect to options to purchase the Company’s Common Stock granted to the Named Executive Officers, including (i) the number of unexercised options outstanding at December 31, 2002; and (ii) the value of such unexercised options at December 31, 2002. There were no shares acquired on exercise by the Named Executive Officers in the fiscal year ended December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the Money
	Shares		Options at Year-End		Options at Year-End(1)($)
	Acquired	Value
Name	on Exercise	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Walid Maghribi	—	—	—	1,700,000	—	$935,000
James E. Donegan	—	—	—	—	—	—
Frank R. DiPietro	—	—	126,000	—	—	—
Philip A. Dube	—	—	16,900	17,000	—	—

(1)	Value is based on the difference between the option exercise price and the fair market value of the Company’s Common Stock on December 31, 2002, multiplied by the number of shares underlying the options.

Executive Employment and Severance Agreements

      The Company has entered into the following employment agreements with the Named Executive Officers:

      Mr. Maghribi and the Company entered into an employment agreement on August 16, 2002. The employment agreement provides that Mr. Maghribi will serve as Chief Executive Officer of the Company. Mr. Maghribi may voluntarily terminate this employment at any time with or without notice. The Company may terminate his employment at any time with or without cause. If the Company terminates Mr. Maghribi’s employment without cause, he will be entitled to continuing payments equal to his base salary for a period of six (6) months and 50% of the unvested shares of his outstanding stock options will become vested. In addition, if Mr. Maghribi terminates his employment or the Company terminates Mr. Maghribi’s employment without cause, in connection with a change of control (as defined in the employment agreement) that occurs before August 20, 2003, Mr. Maghribi will be entitled to continuing payments equal to his base salary for a period six (6) months and 25% of the shares subject to a certain option issued to him upon his commencement of employment with the Company will become vested. If Mr. Maghribi terminates his employment or the Company terminates Mr. Maghribi’s employment without cause, in connection with a change of control that occurs between August 20, 2003 and August 20, 2006, Mr. Maghribi will be entitled to continuing payments equal to his base salary for a period three (3) years and 100% of the unvested shares of his outstanding stock options will become vested. If Mr. Maghribi terminates his employment or the company terminates Mr. Maghribi’s employment without cause, in connection with a change of control that occurs after August 20, 2006, 100% of the unvested shares of his outstanding stock options will become vested. Pursuant to the employment agreement, Mr. Maghribi’s salary is $350,000 per year. The amount of his annual bonus is at the sole discretion of the Board of Directors.

      Mr. Donegan, the Company’s former Chief Executive Officer, and the Company entered into an employment agreement on May 14, 1999. The employment agreement provides that Mr. Donegan was to serve as President and Chief Executive Officer of the Company or in such other positions as the Board of Directors determined. Under the terms of his employment agreement, Mr. Donegan was permitted to voluntarily terminate this employment after giving the Company written notice of intent to terminate at least thirty (30) days prior to the effective date of such termination. The employment agreement allowed the Company to terminate his employment at any time with or without cause. If the Company terminated Mr. Donegan’s employment without cause or if Mr. Donegan terminated his employment for good reason (as defined in the employment agreement), he was entitled to receive a lump sum payment equal to twenty-four months’ base salary plus his highest annual bonus amount from the three most recent years. In addition, upon a termination by the Company without cause or a termination by Mr. Donegan for good reason, all outstanding stock options of Mr. Donegan were to become vested. Pursuant to the employment agreement, Mr. Donegan’s salary, which could not be less than $252,000 per year, was established annually by the Board of Directors. The amount of his annual bonus was at the sole discretion of the Board of Directors. Furthermore, Mr. Donegan agreed that he would not directly or indirectly compete with the Company during the course of his employment and for an additional one-year period thereafter. Upon Mr. Donegan’s resignation from the Company in June 2002, pursuant to the terms of the employment agreement, Mr. Donegan executed a release of claims against the Company and he received an aggregate severance of $800,000.

      Mr. DiPietro and the Company entered into an employment agreement on May 14, 1999. The employment agreement provides that Mr. DiPietro was to serve as Executive Vice President of Finance and Chief Financial Officer of the Company or in such other positions as the Board of Directors determined. Under the terms of his employment agreement, Mr. DiPietro was permitted to voluntarily terminate this employment after giving the Company written notice of intent to terminate at least thirty (30) days prior to the effective date of such termination. The employment agreement allowed the Company to terminate his employment at any time with or without cause. If the Company terminated Mr. DiPietro’s employment without cause or if Mr. DiPietro terminated his employment for good reason (as defined in the employment agreement), he was entitled to receive a lump sum payment equal to eighteen months’ base salary plus his highest annual bonus from the three most recent years. In addition, upon a termination by the Company without cause or termination by Mr. DiPietro for good reason, all outstanding stock options of Mr. DiPietro become vested. Pursuant to the employment agreement, Mr. DiPietro’s salary, which could not be less than $183,750, was established annually by the Board of Directors. The amount of his annual bonus was at the sole discretion of the Board of Directors. Furthermore, Mr. DiPietro agreed that he would not directly or indirectly compete with the Company during the course of his employment and for an additional one-year period thereafter. Mr. DiPietro resigned as Chief Financial Officer of the Company in December 2002. The Company has not made any severance payments to Mr. DiPietro.

Compensation Committee Interlocks and Insider Participation

      The Company’s Board of Directors has established a Compensation Committee consisting of Mr. Olmer, Mr. Loeb and Dr. Sprague. No person who served as a member of the Compensation Committee was, during the fiscal year ended December 31, 2002, an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Compensation of Directors

      During 2002, directors who were not employees of the Company were entitled to receive $2,500 per quarter as a retainer, $1,000 for each meeting of the Board of Directors attended in person, $500 for each teleconference meeting of the Board of Directors and $1,000 for each committee meeting, unless such committee meeting is held on the same day as a meeting of the Board of Directors in which case the compensation is reduced to $500. Such non-employee directors elected not to accept their fees for the last quarter of 2001 and the first quarter of 2002. The fees described above were reinstated in the second quarter of 2002 at 50% of these amounts level and at 100% beginning with the third quarter of 2002. In addition to these fees, for fiscal year 2003, the Chairman of the Audit Committee will be entitled to receive $2,500 per quarter as an additional retainer. No employee of the Company receives separate compensation for services rendered as a director. All directors are reimbursed for expenses in connection with attending Board and committee meetings.

      On March 14, 1997, the Board of Directors of the Company adopted the 1997 Stock Option Plan, which was approved by the Company’s stockholders at the Special Meeting in Lieu of Annual Meeting held on May 30, 1997. Among other provisions of the 1997 Stock Option Plan, each director, who is not also an employee or consultant of the Company, received on the third Monday in July, 1997 (and has and will continue to receive on the same day each year thereafter) an option to purchase 5,000 shares of Common Stock (the “Director Options”). Each person who is not also an employee or consultant of the Company and becomes a director after the third Monday in July, 1997 will receive, upon the date of his or her initial election as a director, an option to purchase 5,000 shares of Common Stock. In 1999, the Company increased this option grant from 5,000 to 7,500 shares. The Director Options granted will vest one-fifth on each anniversary of the date of grant and have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each Director Option will be for a period of ten years from the date of grant. Director Options will be subject to accelerated vesting under certain circumstances and may be transferred to the extent vested. On February 17, 1999, the Board of Directors adopted the 1999 Stock Plan, which was approved by the Company’s stockholders at the Annual Meeting held on May 28, 1999. The 1999 Stock Plan provides for 1,200,000 shares of the Company’s Common Stock to be reserved for the grant of incentive stock options to employees of the Company and the grant of non-qualified stock options, stock awards and opportunities to make direct purchases of stock in the Company to employees, directors, officers and consultants of the Company. Directors are eligible to receive option grants under the 1999 Stock Plan and the Company intends to grant options to the Directors consistent with past practices. On September 21, 2001, the Board of Directors adopted the 2002 Nonstatutory Stock Option Plan. The 2002 Nonstatutory Stock Option Plan provides for 2,000,000 shares of the Company’s Common Stock to be reserved for grant of non-qualified stock options, stock awards and opportunities to make direct purchases of stock in the Company to employees, directors, officers and consultants of the Company. Directors are eligible to receive option grants under the 2002 Nonstatutory Stock Option Plan and the Company intends to grant options to the Directors consistent with past practices.

      In October 2002, the Company granted each director, who is not also an employee or consultant of the Company, an option to purchase 15,000 shares of Common Stock under the Company’s 2002 Nonstatutory Stock Option Plan. These options will generally vest one-third on each anniversary of the date of grant and have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant.

      The Company has purchased directors’ and officers’ liability insurance covering all of the Company’s directors and officers. The aggregate premium for this insurance policy in 2002 was $469,991.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

      The following table sets forth as of April 7, 2003 information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each director, or nominee for director, of the Company, (iii) each of the executive officers named in the Summary Compensation Table under the caption “Executive Compensation Summary” below, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, the beneficial owners listed have sole voting and investment power (subject to community property laws where applicable) as to all of the shares beneficially owned by them. As of April 7, 2003, there were 28,030,659 shares of common stock outstanding.

	Amount and Nature of
Name and Address of Beneficial Owner(1)	Beneficial Ownership	Percent of Class

State of Wisconsin Investment Board(2)	5,543,100	19.78%
P.O. Box 7842 Madison, WI 53707
4080661 Canada Inc.(3)	3,260,900	11.63%
237 Hymus Blvd. Montreal (Pointe Claire) Quebec H9R 5C7
Brown Investment Advisory & Trust Company(4)	2,470,188	8.81%
901 South Bond Street Suite 400 Baltimore, Maryland 21231
Kennedy Capital Management, Inc.(5)	2,392,100	8.53%
10829 Olive Blvd St. Louis, MO 63141
Austin W. Marxe and David M. Greenhouse(6)	2,174,058	7.76%
153 East 53rd Street 55th Floor New York, NY 10022
Walid Maghribi	33,500	*
James E. Donegan(7)	—	*
Frank R. DiPietro(8)	12,467	*
Philip A. Dube(9)	32,590	*
Joseph C. Consoli	—	*
Manfred Loeb(10)	69,500	*
Douglas M. McBurnie(11)	124,500	*
Lionel H. Olmer(12)	24,998	*
Thomas P. Redfern	—	*
Willy M.C. Sansen(13)	38,000	*
John L. Sprague(14)	32,000	*
All directors and executive officers as a group (11 persons)(15)	367,550	1.3%

*	Less than 1% of the outstanding Common Stock

(1)	Unless otherwise indicated, to the knowledge of the Company, each person listed above has sole voting and investment power with respect to the shares and maintains a mailing address at: c/o SIPEX Corporation, 233 South Hillview Drive, Milpitas, CA 95035.

(2)	Based solely on information provided in a Schedule 13G/ A filed with the Securities and Exchange Commission on February 13, 2003, State of Wisconsin Investment Board had sole dispositive power of 5,543,100 shares and sole voting power of 5,543,100 shares.

(3)	Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission on March 7, 2003 and an amended Form 4 filed with Securities and Exchange Commission on April 14, 2003, 4080661 Canada Inc. had sole dispositive power of 3,260,900 shares and sole voting power of 3,260,900 shares. As of April 25, 2003, based solely on a Form 4 filed with the Securities and Exchange Commission on April 29, 2003, 4080661 Canada Inc. beneficially owned 6,085,200 shares.

(4)	Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003, Brown Investment Advisory & Trust Company and its wholly owned subsidiary Brown Advisory Incorporated had sole dispositive power of 740,413 and 1,711,225 shares, respectively, and sole voting power of 758,963 and 1,711,225 shares, respectively. In addition, Brown Investment Advisory & Trust Company had shared dispositive power of 16,050 shares.

(5)	Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission on February 18, 2003, Kennedy Capital Management, Inc. had sole dispositive power of 2,392,100 shares and sole voting power of 2,332,900 shares.

(6)	Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2003, Austin W. Marxe and David M. Greenhouse had shared dispositive power of 2,174,058 shares and shared voting power of 2,174,058 shares.

(7)	Based solely on information provided in a Form 5 dated February 11, 2002 and filed with the Securities and Exchange Commission.

(8)	Based solely on information provided in a Form 4 filed with the Securities and Exchange Commission on November 4, 2002.

(9)	Includes 22,900 shares issuable pursuant to stock options which are exercisable prior to June 7, 2003.

(10)	Includes 22,500 shares issuable pursuant to stock options which are exercisable prior to June 7, 2003.

(11)	Includes 109,500 shares issuable pursuant to stock options which are exercisable prior to June 7, 2003.

(12)	Includes 24,998 shares issuable pursuant to stock options which are exercisable prior to June 7, 2003.

(13)	Includes 28,000 shares issuable pursuant to stock options which are exercisable prior to June 7, 2003.

(14)	Includes 32,000 shares issuable pursuant to stock options which are exercisable prior to June 7, 2003.

(15)	Includes 239,898 shares issuable pursuant to stock options which are exercisable prior to June 7, 2003.

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

Item 13. Certain Relationships and Related Transactions:

      On December 14, 1998, the Company made a loan to Frank R. DiPietro, former Executive Vice President of Finance, Chief Financial Officer, Treasurer and Clerk of the Company, in the sum of $250,000 cash. The loan was secured by a Pledge and Security Agreement dated December 14, 1998 and was evidenced by the issuance and delivery to the Company of a Promissory Note bearing interest at a rate of 8% per annum, with interest payable on a monthly basis and the principal and any remaining interest payable at maturity. The loan was extended pursuant to the issuance and delivery of a Promissory Note dated December 21, 2000. On March 17, 2001, the Company elected to forgive amounts owed pursuant to the Promissory Note at a rate of 25% per year over the next four years, so long as Mr. DiPietro remained an employee of the Company. The largest aggregate amount of indebtedness under such Promissory Note during the fiscal year ended December 31, 2002 was $268,301. As of April 7, 2003, $220,856 remains outstanding.

      In 2001, as part of the relocation arrangements for Mr. DiPietro, the Company agreed to reimburse Mr. DiPietro for any difference in the contracted sale price of his California residence when he sells it and the original purchase price. In addition, the Chief Executive Officer of the Company executed a letter agreement obligating the Company to pay Mr. DiPietro’s relocation expenses when he sells his California residence. To offset higher housing costs in California, the Company provided Mr. DiPietro with a $3,000 per month mortgage subsidy for 36 months, commencing on the date of purchase of his California residence.

      4080661 Canada Inc., a beneficial owner of more than five percent of the Company’s Common Stock, is the parent company of Future Electronics, the Company’s exclusive distributor for North America and Europe and also its largest distributor worldwide. Future Electronics accounted for approximately $16.2 million of the Company’s total net sales for the year ended December 31, 2002.

      On September 27, 2002, the Company sold a convertible secured note with an attached warrant to S&F Financial Holdings, Inc., an affiliate of 4080661 Canada Inc., for an aggregate cash amount of $12.0 million. The Company recorded the note at $10.4 million and the warrant at $1.6 million (recorded to paid-in-capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The note pays a 5.75% coupon and is convertible after one year into the Company’s Common Stock at a conversion price of $7.50 per share. Following the one-year anniversary of the issuance of the note, the Company can require the conversion of the note in installments if for a period of time the Company’s Common Stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of the Company’s Common Stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is equal to 110% of the average closing price for the 5 days preceding the closing or $2.9458. The warrant has been recorded as an addition to paid-in capital with the offset recorded as a discount against the note. The discount on the note of $1.6 million, recorded at the time of purchase, is being amortized over the five-year term of the note and may be accelerated as a result of conversion. The note matures on September 27, 2007. The note is secured by a Deed of Trust on the Company’s land and building in Milpitas, California.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2003.

SIPEX CORPORATION

By:	/s/ Walid Maghribi Walid Maghribi
Chief Executive Officer, President
and Director

By:	/s/ Phillip A. Kagel Phillip A. Kagel
Senior Vice President, Finance
Chief Financial Officer and Treasurer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Walid Maghribi, President and Chief Executive Officer of Sipex Corporation, certify that:

1.	I have reviewed this yearly report on Form 10-K/A of Sipex Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By: /s/ Walid Maghribi

Walid Maghribi President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Phillip A. Kagel, Senior Vice President , Finance, Chief Financial Officer & Treasurer of Sipex Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Sipex Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By: Phillip A. Kagel

Phillip A. Kagel Senior Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

2.2	Amendment No. 1 to the Agreement and Plan of Reorganization dated November 23, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

3.1	Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-1328, and incorporated herein by reference)

3.2	Restated By-Laws of the Company, as amended (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

4.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.1**	1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.2**	1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.3**	1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.4**	1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.5**	1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.6	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.7**	1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.8**	Employment Agreement dated August 19, 2002 by and between the Company and Walid Maghribi (filed as Exhibit 99.1 to the Company’s 8K filed on August 23, 2002, and incorporated herein by reference)

10.9**	Employment Agreement, as of the 14th day of May, 1999, between the Company and James E. Donegan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.10**	Employment Agreement, as of the 14th day of May, 1999, between the Company and Raymond W.B. Chow (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.11	Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.12	Form of Sales Representative Agreement (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.13**	1997 Incentive Stock Option Plan (filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)

10.14**	Sipex Corporation 1999 Stock Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference)

10.15*	License Agreement between Timex Corporation and Sipex Corporation dated July 1, 1997 (previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

10.16**	Employment Agreement, dated as of the 9th day of August, 1999 between the Company and Stephen E. Parks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.17**	2000 Non-Qualified Stock Option Plan (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

10.18**	2002 Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 73880, and incorporated herein by reference)

10.19	Deed of Reconveyance and Termination of Lease (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

10.20**	Employment Agreement dated February 2, 2003 by and between the Company and Phillip A. Kagel (previously filed).

10.21**	Employment Agreement dated September 11, 2002 by and between the Company and Joseph T. Rauschmayer (previously filed).

10.22**	Employment Agreement dated August 23, 2002 by and between the Company and Kevin Plouse (previously filed).

10.23	Securities Purchase Agreement dated as of September 27, 2002, by and between the Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.2 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference).

10.24	Sipex Corporation 5.75% Convertible Secured Note due 2007 (filed as Exhibit 99.3 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference).

10.25	Warrant to purchase 900,000 shares of common stock issued to S&F Financial Holdings, Inc. (filed as Exhibit 99.4 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference).

10.26	Deed of Trust with Assignment of Rents dated as of September 27, 2002, between the Company, First America Title Insurance Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.5 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference).

10.27	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed).

10.28	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed).

21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

23.1	Consent of KPMG LLP, independent auditors (previously filed)

99.1	Certification of Chief Executive Officer (previously filed)

99.2	Certification of Chief Financial Officer (previously filed)

99.3	Certification of Chief Executive Officer

99.4	Certification of Chief Financial Officer

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.