Form 10-Q
period 2003-03-29
SIPEX CORP
filed 2003-05-13
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003
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

There were 28,030,659 shares of the Registrant’s Common Stock issued and outstanding as of May 9, 2003.

FORM 10-Q
THREE MONTHS ENDED MARCH 29, 2003

Part I:    FINANCIAL INFORMATION

Item 1:   Financial Statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 29, 2003	December 31, 2002

	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,736	$6,489
Short-term investment securities	2,001	9,980
Accounts receivable, less allowances of $900 and $945 at March 29, 2003 and December 31, 2002, respectively	10,581	7,278
Inventories	12,056	14,393
Prepaid expenses and other current assets	2,258	3,446

Total current assets	36,632	41,586
Property, plant, and equipment, net	55,632	56,997
Other assets	221	203

Total assets	$92,485	$98,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,517	$8,103
Accrued expenses	4,323	3,570
Accrued restructuring costs	532	755
Deferred income	2,281	1,383

Total current liabilities	14,653	13,811
Long-term debt	10,531	10,455

Total liabilities	25,184	24,266

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized and 28,031 shares issued and outstanding	280	280
Additional paid-in capital	175,489	175,489
Accumulated deficit	(108,401)	(101,179)
Accumulated other comprehensive loss	(67)	(70)

Total shareholders’ equity	67,301	74,520

Total liabilities and shareholders’ equity	$92,485	$98,786

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net sales	$15,117	$16,063
Cost of sales	15,097	13,888

Gross profit	20	2,175

Operating expenses:
Research and development	2,933	2,714
Marketing and selling	1,924	2,266
General and administrative	1,969	1,655
Restructuring and facility exit costs	(6)	—

Total operating expenses	6,820	6,635

Loss from operations	(6,800)	(4,460)
Other expense, net	(241)	(387)

Loss before income taxes	(7,041)	(4,847)
Income tax expense (benefit)	181	(1,890)

Net loss	$(7,222)	$(2,957)

Net loss per common share — basic and diluted	$(0.26)	$(0.12)

Weighted average common and common equivalent shares outstanding — basic and diluted	28,031	24,874

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Operating activities:
Net loss	$(7,222)	$(2,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred income taxes	—	(1,897)
Provision for uncollectable receivables and returns and allowances	259	307
Depreciation	1,808	2,128
Provision for inventories	630	500
Amortization of discount on long-term debt	76	—
Amortization of discount on short-term investment securities	(21)	—
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(3,562)	959
Decrease (increase) in inventories	1,707	(2,040)
Decrease (increase) in prepaid expenses and other current assets	1,188	(72)
Increase in other assets	(18)	—
(Decrease) increase in accounts payable	(586)	1,833
Increase in accrued expenses	753	948
Decrease in accrued restructuring costs	(223)	—
Increase (decrease) in deferred income	898	(351)

Net cash used in operating activities	(4,313)	(642)

Investing activities:
Proceeds from maturity of short-term investment securities	8,000	—
Purchase of property, plant and equipment	(443)	(443)

Net cash provided by (used in) investing activities	7,557	(443)

Financing activities:
Proceeds from issuance of common stock	—	379
Payments of debt obligations	—	(1,421)

Net cash used in financing activities	—	(1,042)

Effect of foreign currency translation adjustments	3	(22)

Increase (decrease) in cash and cash equivalents	3,247	(2,149)
Cash and cash equivalents, beginning of period	6,489	4,874

Cash and cash equivalents, end of period	$9,736	$2,725

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$—	$1
Interest	$180	$68

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Unaudited Interim Financial Information

     We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “Sipex,” the “Company,” “we,” “our” and similar terms include Sipex Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

     The consolidated financial statements include the accounts of Sipex and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Effect of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No.’s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishments of Debt,” SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. On January 1, 2003, the Company adopted SFAS No. 145 with no material impact on its financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146 and there was no material impact on its financial position or results of operations. Management does not expect that SFAS 146 will have a significant impact to the Company’s financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of a stand-ready to perform obligation assumed under a guarantee. Additionally, a guarantor must recognize a contingent obligation to make future payments when such obligation becomes probable and estimable. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company does not guarantee any obligations. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

Note 3 — Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates prominent disclosures in both interim and year-end financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations as the Company does not intend to adopt the fair value method of accounting for stock-based employee compensation.

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock based compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation in each period.

	3 Months Ended	3 Months Ended

	March 29, 2003	March 30, 2002

Net loss	$(7,222)	$(2,957)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,304)	(2,429)
Pro forma net loss	(11,526)	(5,386)
Net loss per share:
Basic and diluted — as reported	(0.26)	(0.12)
Basic and diluted — proforma	(0.41)	(0.22)

The fair value for each award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	3 Months Ended	3 Months Ended

	March 29, 2003	March 30, 2002

Average risk-free interest rates	3.0%	4.0%
Average expected life (in years)	6.0	6.0
Volatility	171%	247%

Note 4 — Net Loss Per Share

     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company is in a net loss position, the weighted average number of common and common equivalent shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Antidilutive potential common shares excluded from the dilution calculation represent 7,368,000 and 4,926,000 potential common shares for March 29, 2003 and March 30, 2002, respectively.

Note 5 — Valuation and Qualifying Accounts

     The Company had the following activity for the sales returns, bad debt and inventory reserves (in thousands):

			Total A/R
	Sales Returns	Bad Debt	Allowances	Inventory

Balance December 31, 2002	$653	$292	$945	$4,865
Charged to costs and expenses	270	(11)	259	630
Usage of reserves	(304)	—	(304)	(995)

Balance at March 29, 2003	$619	$281	$900	$4,500

Note 6 — Restructuring

     Below is a summary of the activity related to restructuring costs for the first quarter of 2003.

Restructuring
Costs

Accrual balance 12/31/02	$755
Incurred 2003	—
Charges utilized	(217)
Adjustments to accrual	(6)

Accrual balance 03/29/03	$532

During the first quarter of 2003, the Company paid $217,000 on the accrued restructuring balance of $755,000 outstanding as of December 31, 2002. The payments consisted mainly of employee severance costs. In addition, the accrual was reduced by $6,000 for the reversal of accrued facility exit costs. The balance of the accrual as of March 29, 2003 consists of severance costs which are expected to be paid during the second quarter of 2003.

Note 7 — Contingencies

     In February 1999, Sipex filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of Sipex’s products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. Sipex has denied infringement and alleges that the patent is invalid. The Company expects to settle this lawsuit in the near future within the amounts accrued in the accompanying condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including in this Form 10-Q) may contain statements which are not historical facts, known as “forward-looking statements,” and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors Affecting Future Results Sections below which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures, potential litigation settlements, and statements regarding revenue recognition policies, including estimates of future returns) constitute “forward-looking” statements. Any such statements are not promises or guarantees but are subject to risks and uncertainties that may cause our actual future results to differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in this Form 10-Q, as well as the Management Discussion and Analysis of Financial Condition and Results of Operations contained in our most recent Form 10-K. We caution you not to place undue reliance on the forward-looking statements contained in this Form 10-Q, which speak only as of the date hereof. Sipex disclaims any obligation to publicly update or revise any such statements to reflect any change in expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

     We are a semiconductor company that designs, manufactures and markets, high performance analog integrated circuits that are used primarily by original equipment manufacturers operating in the computing, communications and networking infrastructure markets.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those significant estimates that are particularly susceptible to change, which include revenue recognition, sales returns, inventory reserves, restructuring and impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

     Inventory reserves. We establish inventory reserves for estimated excess quantities, obsolescence or lack of marketability. In addition, we establish estimates to write down inventory costs to the lower of cost or market. The excess and obsolescence reserve is calculated by comparing current inventory to both anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter and comparing actual cost to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the cost basis. In establishing the reserves and estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and all other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Reviews of the adequacy of inventory reserves are performed on a quarterly basis.

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

     We accounted for restructuring charges prior to January 1, 2003, in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment Charges.” Under EITF 94-3, costs associated with restructuring activities are recorded as restructuring costs in the consolidated statement of operations. In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146 and at the time of adoption, there was no material impact on our financial position or results of operations; however, the Company has not yet determined the implications of adoption on future results of operations.

     Income taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets at December 31, 2002 will be realized in the future. We therefore established a full valuation allowance and incurred a tax charge for the full amount of deferred income tax asset of $48.8 million for the year 2002. We do not have a balance for deferred tax assets at March 29, 2003.

Results of Operations

     The table below presents the statements of operations for the three-month periods ended March 29, 2003 and March 30, 2002, as a percentage of net sales.

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	99.9	86.5

Gross profit	0.1	13.5

Operating expenses
Research and development	19.4	16.9
Marketing and selling	12.7	14.1
General and administrative	13.0	10.3
Restructuring costs	0.0	0.0

Total operating expenses	45.1	41.3

Operating loss	(45.0)	(27.8)
Other income (expense), net	(1.6)	(2.4)

Loss before income taxes	(46.6)	(30.2)

Net Sales

     Net sales for the first quarter of 2003 decreased 5.9% to $15.1 million, as compared to $16.1 million for the same period last year. The $1.0 million decrease in net sales in the first quarter of 2003, as compared to the same period last year, was mainly due to the sale of the hybrid product family to SatCon Electronics Inc. at the end of the third quarter of 2002, which resulted in no net sales of this product family in the first quarter of 2003. This decrease was offset, in part, by increases in the sales of optics, interface and analog display product families. We also experienced a shortfall in production from one of our foundries which contributed to the decrease.

     International net sales increased 1.4% and domestic net sales decreased 23.8% in the first quarter, as compared to the corresponding 2002 period. International net sales represented 76% and 71% of net sales for the first quarter of 2003 and 2002, respectively. Geographically, we experienced sales growth of 331.1% in Japan and 6.0% in the Pacific Rim, which was primarily attributable to the optics product line while sales declined 23.8% in the United States and 47.8% in Europe in the first quarter of 2003, as compared to the first quarter of 2002.

Gross Profit

     Gross profit for the first quarter of 2003 decreased 99.1% to $20,000, as compared to $2.2 million for the same period last year. As a percentage of net sales, gross profit decreased to 0.1% for the first quarter of 2003 from 13.5% in the same prior year period. The deterioration in gross margin in the first quarter of 2003 as compared to the first quarter of 2002 was due to decreased sales and lower capacity utilization within the manufacturing fab.

Research and Development

     Research and development expenses for the first quarter of 2003 increased $219,000 or 8.1%, as compared to the same period in the previous year. The increase in research and development expense in the first quarter of 2003 was due mainly to decreased labor costs in the first quarter of 2002 due to a temporary salary cut, which was lifted later in 2002, and increased new product development costs including wafers and mask sets. As a percentage of net sales, research and development increased to 19.4% for the first quarter of 2003, as compared to 16.9% for the same period last year, which was primarily attributable to the foregoing factors as well as the decrease in revenue.

Marketing and Selling

     Marketing and selling expenses for the first quarter of 2003 decreased $342,000, or 15.1%, as compared to the same period in the previous year. The decrease in marketing and selling expenses in the first quarter was due mainly to decreased sales representative commissions on the lower sales and decreased advertising expenses, offset, in part, by an increase in labor expenses due to severance payments. As a percentage of net sales, marketing and selling decreased to 12.7% for the first quarter of 2003, as compared to 14.1% for the same period last year.

General and Administrative

     General and administrative expenses for the first quarter of 2003 increased $314,000 or 19.0%, as compared to the same period in the previous year. The increase in the first quarter of 2003 was due mainly to decreased labor costs in the first quarter of 2002 due to a temporary salary cut, which was lifted later in 2002, and increased accounting and legal fees. As a percentage of net sales, general and administrative expenses increased to 13.0% from 10.3% during the same quarter last year.

Restructuring Costs

     During the first quarter of 2003, the Company paid $217,000 on the accrued restructuring balance of $755,000 outstanding as of December 31, 2002. The payments consisted mainly of employee severance costs. In addition, the accrual was reduced by $6,000 for the reversal of accrued facility exit costs. The balance of the accrual, $532,000, as of March 29, 2003 consists of severance costs expected to be paid during the second quarter of 2003.

Other Expense, Net

     Other expense, net was $(241,000) in the first quarter of 2003 and ($387,000) in the first quarter of 2002. The reduction in the net expense for the first quarter of 2003 from the first quarter of 2002 was due to decreased royalty expenses in the first quarter of 2003, partially offset by higher interest expenses on increased borrowings.

Income Taxes

     For the first three months of 2003, income tax expense consisted of accruals for income taxes relating to our international locations. For the first three months of 2002, we recorded an income tax benefit at a 39% effective rate. We recorded the tax benefit for the 2002 period and the related increase in deferred tax assets, as we believed it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would be utilized in the future to offset taxable income. However, in the second quarter of 2002, we established a full valuation allowance for our deferred tax assets, as we no longer believed that it was more likely than not that the net operating loss and tax credit carryforwards would be realized during the carryforward period. This change in estimate during the second quarter of 2002 was based on updated evaluations considering historical taxable income levels and expectations of future taxable income.

Financial Condition, Liquidity and Capital Resources

     As of March 29, 2003, we had available funds of $11.7 million consisting of cash, cash equivalents and short-term investments, as compared to $16.5 million at December 31, 2002. Net cash used in operations was $4.3 million for the quarter ended March 29, 2003 and $642,000 for the quarter ended March 30, 2002. Net cash used in operating activities in the first quarter of 2003 resulted primarily from a $7.2 million net loss, of which $2.8 million was non-cash related, and a $3.6 million increase in accounts receivable, partially offset by a $1.7 million decrease in inventories and a $1.2 million decrease in prepaids and other current assets. In the first quarter of 2002, net cash used in operating activities resulted primarily from a $3.0 million net loss, of which $1.0 million was non-cash related, and a $2.0 million increase in inventories, partially offset by a $1.8 million increase in accounts payable.

     Net accounts receivable was $10.6 million and $7.3 million as of March 29, 2003 and December 31, 2002, respectively. The $3.3 million increase was due primarily to an increased concentration of shipments made toward the end of the first quarter of 2003. Bad debt allowances were $281,000 and $292,000 as of March 29, 2003 and December 31, 2002, respectively. Distributor reserves were $619,000 and $653,000 as of March 29, 2003 and December 31, 2002,

respectively. The decrease was the result of continued improved inventory management and decreased inventory levels at the distributors. These improvements were offset by a reserve for OEM returns of $166,000 which was established in the first quarter of 2003 for estimated future OEM returns.

     Inventory was $12.1 million and $14.4 million as of March 29, 2003 and December 31, 2002, respectively. The $2.3 million decrease in the first quarter consisted of a $2.7 million decrease in inventory offset by a $365,000 decrease in inventory reserves. The reductions in the inventory levels and the offsetting reserve decreases were due to a less favorable production mix on interface and power management units and the disposal of discontinued material.

     Net cash provided by (used in) investing activities was $7.6 million and ($443,000) for the quarters ended March 29, 2003 and March 30, 2002, respectively. Additions to property, plant and equipment were $443,000 for each of the quarters ended March 29, 2003 and March 30, 2002. Additionally in the first quarter of 2003, $8.0 million was provided from the maturity of short-term investments, which was used to provide funding for operations.

     Net cash used in financing activities was $1.0 million for the quarter ended March 30, 2002. There was no cash used in or provided by financing activities in the first quarter of 2003. In the first quarter ended March 30, 2002, $1.4 million was used to pay down the Company’s bank line-of-credit, which was partially offset by proceeds from the issuance of the Company’s common stock.

     In February 1999, we filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of our products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. We have denied infringement and allege that the patent is invalid. We expect to settle this lawsuit in the near future within the amounts accrued in the accompanying condensed consolidated financial statements.

     We believe that our currently available cash and investments, combined with our continued cost reduction programs-in-process and the restructuring and reorganization that we have taken, will be sufficient to meet our cash and working capital requirements through at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate, if our cost reduction initiatives are insufficient for general working capital purposes, or to strengthen our financial position. In this regard, we recently announced that we are in discussions with Future Electronics, our only distributor in North America and Europe, regarding a strategic sales arrangement and a secured convertible note of approximately $10 million. These discussions are preliminary, and there can be no assurance that the proposed transactions will be consummated on terms favorable to the Company or at all.

     Our ability to raise funds may be adversely affected by a number of factors relating to our company, as well as factors beyond our control, including the continued downturn in the semiconductor industry, volatility and uncertainty in the capital markets as well as continued market uncertainty related to the ongoing U.S. war on terrorism. There can be no assurance that any financing, including the proposed financing with Future Electronics, will be available on terms acceptable to us, if at all, and any need to raise additional capital through the issuance of equity or debt securities may result in additional, and perhaps, significant dilution.

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

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	the availability of foundry capacity, raw materials and assembly and test capacity;

•	fluctuations in yields;

•	changes in product mix;

•	our ability to introduce new products and technologies on a timely basis;

•	the introduction of products and technologies by our competitors;

•	market acceptance of our products and our customers’ products;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	the level of future product returns; and

•	the overall economic conditions in the United States and abroad, particularly as a result of the ongoing U.S. war on terrorism.

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

     Since 2001, the semiconductor industry has been experiencing a prolonged and severe downturn that continues to adversely affect our results of operations. Our net sales for the quarter ended March 29, 2003 decreased 5.9% from the corresponding prior year period and 8.8% from the quarter ended December 31, 2002. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry lead to decreases in net sales levels and may cause continued losses and cash flow shortages.

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

     As a result of the December 31, 2002 audit of the consolidated financial statements, our auditors noted certain matters involving internal control and its operation that they considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. Material weaknesses are significant deficiencies in the design or operation of internal control that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. By definition, material weaknesses do not reduce to a relatively low level the risk that errors or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and may not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses noted during the audit resulted from the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis in certain areas. Although other areas were impacted by the material weaknesses, the most significant issues arising from the material weaknesses included inappropriate process and systems tracking of inventory, including significant manual reconciliations, as well as inappropriate and insufficient analysis performed in evaluating inventory costs capitalized and inventory excess and obsolete reserves established. To ensure appropriate analysis, we must systemize processes by establishing appropriate guidelines that will reduce the level of manual reconciliations, as well as improve the account analysis methodologies and increase the level of supervisory and management review.

     While we have identified and have begun to take measures to improve our systems and internal control structure, implement more rigorous internal accounting and operational policies, procedures and controls, and conduct systems training, the success of these measures cannot be assured and will depend on many factors, including our ability to hire, train and retain additional qualified accounting staff. Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. If we are unable to maintain an adequate level of processes and controls and improve our systems, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected. In addition, we may be unable to achieve Section 404 certification as mandated by the Sarbanes-Oxley Act.

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

     Our future success will depend, in part, upon our ability to anticipate changes in market demand and evolving technologies. To remain competitive, we must enhance our current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change, and, as a result, our revenues and cash flow may be negatively impacted. Our success depends on our ability to develop new semiconductor devices for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into new products of our customers. The development of these new devices is highly complex and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including:

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

     Approximately 83% of our net sales in the first quarter of 2003 are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent six months shipments (except for Future Electronics, which is based on three months). In addition, in certain circumstances upon termination of the distributor relationship distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. We defer revenue on shipments to Future Electronics until the product is resold by the distributor to the end user (sell-through), because the arrangement with this distributor includes price concessions and return rights the potential impact of which we believe we cannot reasonably estimate.

We derive a substantial portion of our revenues from Future Electronics, and our revenues would likely decline significantly if Future Electronics elects not to make, cancels, reduces or defers purchases of our products.

     Future Electronics has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide, and accounted for 30% of total net sales for the first quarter of 2003 and 24%, 21% and 23% of total net sales, respectively, for the years ended December 31, 2002, 2001 and 2000. We anticipate that sales of our products to Future Electronics will continue to account for a significant portion of our revenues. The loss of Future Electronics as a distributor, or a significant reduction in orders from Future Electronics would materially and adversely affect our operating results, our business, our financial condition and our stock price.

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

     As recently announced, we have commenced discussions with Future Electronics regarding a strategic sales arrangement and a secured convertible note of approximately $10 million. The discussions are preliminary and any terms and conditions of the sales arrangement and the note remain subject to negotiation of a definitive agreement, board approval and potential regulatory approvals. There can be no assurance that the proposed transactions will be consummated on terms favorable to the Company or at all.

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

     In addition, recent uncertainty associated with severe acute respiratory syndrome, or SARS, has adversely affected business conditions in general and inhibited business travel. Concerns regarding SARS could result in decreased demand for our product and negatively impact product shipments and bookings.

     Our international sales in the first quarter of 2003 were $11.6 million or 76% of total net sales and $50.5 million and $44.4 million for the years ended 2002 and 2001, respectively, or 76% and 62% of total net sales, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

     A significant component of the company’s growth strategy depends on increasing shipments in the optical storage market. During the first quarter of 2003 and the year ended December 31, 2002, we derived all of our optical storage sales from a limited number of customers in Japan. Local suppliers in Japan may have a competitive advantage over Sipex, which could adversely affect our ability to grow sales or continue to compete in Japan or other regions of the world. Any failure to increase our shipments in the optical storage market could limit our ability to grow our business and could adversely affect our operating results.

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

     In February 1999, we filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of our products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. We have denied infringement and allege that the patent is invalid. We expect to settle this lawsuit in the near future within the amounts accrued in the accompanying condensed consolidated financial statements.

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

     In order to remain competitive, we must continue to make investments in our facilities and capital equipment. We have obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.5 million to the Company, net of placement agent fees and other costs of issuance, and through the private placement of a convertible secured note and related warrant on September 27, 2002, which provided approximately $12.0 million to the Company, net of costs of issuance. We may need to seek additional equity or debt financing from time to time and cannot be certain that additional financing will be available on favorable terms, if at all. In this regard, as recently announced, we have commenced discussions with Future Electronics, Inc. regarding a strategic sales arrangement and a secured convertible note of approximately $10 million. The note would have conversion rights contingent upon Future Electronics’ attainment of predetermined sales levels over specified periods of time. The discussions are preliminary and any terms and conditions of the sales arrangement and the note remain subject to negotiation of a definitive agreement, board approval and potential regulatory approvals. There can be no assurance that the proposed transactions will be consummated on terms favorable to the Company or at all. Because our stock is trading near historically low levels, any future equity or convertible debt financing may result in substantial dilution to existing stockholders, depending on the price at which the equity is sold or the debt is converted and the extent of our needs. Our ability to raise funds may be adversely affected by a number of factors relating to Sipex, as well as factors beyond our control, such as capital market uncertainty and general economic conditions.

Our stock price has been volatile and could continue to remain volatile.

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock closing price ranged from a high of $45.125 to a low of $15.875. In the first quarter of 2003, our stock closing price ranged from a high of $3.70 to a low of $2.23. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

Market Risk

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

Item 4. Controls and Procedures

     During the 90 day period prior to the filing of this quarterly report, we carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Phillip A. Kagel, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Senior management and our Audit Committee have been informed by our independent auditors that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis.

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

     As a result of the steps taken to improve controls and following the conclusion of our recently completed review of our financial accounts, Mr. Maghribi and Mr. Kagel concluded that the information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported as required. Based upon and as of the date of their evaluation, the Chief Executive Officer and Chief Financial Officer further concluded that our disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

     Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

     In February 1999, we filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of our products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims seek injunctive relief and unspecified damages. We have denied infringement and allege that the patent is invalid. We expect to settle this lawsuit in the near future within the amounts accrued in the accompanying condensed consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Title

99.1	Section 906 Certification

99.2	Section 906 Certification

     (b)  Reports on Form 8-k

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE:	May 13, 2003	BY	/s/ Phillip A. Kagel
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By: /s/ Walid Maghribi
Walid Maghribi
President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Phillip A. Kagel, Senior Vice President, Finance, Chief Financial Officer and Treasurer of Sipex Corporation, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By: /s/ Phillip A. Kagel
Phillip A. Kagel
Senior Vice President, Finance
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Title

99.1	Section 906 Certification

99.2	Section 906 Certification