Form 10-Q
period 2003-06-28
SIPEX CORP
filed 2003-08-12
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003
or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-27892

SIPEX Corporation
(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-6135748 (I.R.S. Employer Identification No.)

233 South Hillview Drive, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

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

There were 28,110,311 shares of the Registrant’s Common Stock issued and outstanding as of August 5, 2003.

FORM 10-Q
SIX MONTHS ENDED JUNE 28, 2003

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 28, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$18,644	$6,489
Short-term investment securities	1,499	9,980
Accounts receivable, less allowances of $511 and $945 at June 28, 2003 and December 31, 2002, respectively	9,357	7,278
Inventories	13,373	14,393
Prepaid expenses and other current assets	2,550	3,446

Total current assets	45,423	41,586
Property, plant, and equipment, net	53,469	56,997
Other assets	462	203

Total assets	$99,354	$98,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,427	$8,103
Accrued expenses	4,224	3,570
Accrued restructuring costs	79	755
Deferred income	2,513	1,383

Total current liabilities	15,243	13,811
Long-term debt	21,168	10,455

Total liabilities	36,411	24,266

Contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized and 28,101 shares issued and outstanding at June 28, 2003 and December 31, 2002, respectively	281	280
Additional paid-in capital	175,727	175,489
Accumulated deficit	(113,038)	(101,179)
Accumulated other comprehensive loss	(27)	(70)

Total shareholders’ equity	62,943	74,520

Total liabilities and shareholders’ equity	$99,354	$98,786

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$14,891	$16,988	$30,008	$33,052
Cost of sales	12,496	19,231	27,795	33,420

Gross profit (loss)	2,395	(2,243)	2,213	(368)

Operating expenses:
Research and development	3,427	3,560	6,360	6,274
Marketing and selling	1,444	2,206	3,368	4,472
General and administrative	2,146	2,645	4,115	4,300
Restructuring and facility exit costs	(294)	—	(300)	—
Impairment of goodwill	—	2,984	—	2,984

Total operating expenses	6,723	11,395	13,543	18,030

Loss from operations	(4,328)	(13,638)	(11,330)	(18,398)
Other expense, net	(226)	(29)	(265)	(116)

Loss before income taxes	(4,554)	(13,667)	(11,595)	(18,514)
Income tax expense	83	33,826	264	31,936

Net loss	$(4,637)	$(47,493)	$(11,859)	$(50,450)

Net loss per common share — basic and diluted	$(0.17)	$(1.70)	$(0.42)	$(1.91)

Weighted average common shares outstanding — basic and diluted	28,055	27,930	28,043	26,402

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 28, 2003	June 29, 2002

Operating activities:
Net loss	$(11,859)	$(50,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	31,851
Provision for uncollectible receivables and returns and allowances	(435)	713
Fixed asset impairment loss	238	—
Amortization of debt issue costs	4	—
Stock compensation expense	55	—
Loss on fixed asset disposition	196	—
Depreciation and amortization	3,790	4,219
Impairment of goodwill	—	2,984
Write down of excess and obsolete inventories	318	—
Amortization of discount on long-term debt	154	—
Amortization of discount on short-term investment securities	(27)	—
Changes in current assets and liabilities:
Accounts receivable	(1,644)	(1,699)
Inventories	702	(396)
Prepaid expenses and other current assets	896	(31)
Other assets	(136)	—
Accounts payable	324	4,389
Accrued expenses	654	1,202
Accrued restructuring costs	(676)	—
Deferred income	1,130	(173)

Net cash used in operating activities	(6,316)	(7,391)

Investing activities:
Purchase of short-term investment securities	(1,492)	(5,961)
Proceeds from maturity of short-term investment securities	10,000	—
Purchase of property, plant and equipment	(696)	(2,870)

Net cash provided by (used in) investing activities	7,812	(8,831)

Financing activities:
Debt issuance costs	(128)	—
Proceeds from issuance of common stock	184	24,226
Proceeds from issuance of convertible secured note	10,560
Payments of debt obligations	—	(7,396)

Net cash provided by financing activities	10,616	16,830

Effect of foreign currency exchange rate changes on cash and cash equivalents	43	(56)

Increase in cash and cash equivalents	12,155	552
Cash and cash equivalents, beginning of period	6,489	4,874

Cash and cash equivalents, end of period	$18,644	$5,426

	Six Months Ended

	June 28, 2003	June 29, 2002

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$—	$81
Interest	$170	$12

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Unaudited Interim Financial Information

     We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “Sipex,” the “Company,” “we,” “our” and similar terms include Sipex Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss as previously reported.

Principles of Consolidation

     The consolidated financial statements include the accounts of Sipex and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Effect of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishments of Debt,” SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. On January 1, 2003, the Company adopted SFAS No. 145 with no material impact on its financial position, results of operations or cash flows.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of a stand-ready to perform obligation assumed under a guarantee. Additionally, a guarantor must recognize a contingent obligation to make future payments when such obligation becomes probable and estimable. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The Company does not guarantee any obligations. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

Note 3 — Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates prominent disclosures in both interim and year-end financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations as the Company does not intend to adopt the fair value method of accounting for stock-based employee compensation.

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock based compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation in each period: (in thousands, except per share data)

	3 Months Ended		6 Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net loss	$4,637	$47,493	$11,859	$50,450
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,274	3,582	8,577	6,011

Pro forma net loss	8,911	51,075	20,436	56,461

Net loss per share:
Basic and diluted — as reported	$(0.17)	$(1.70)	$(0.42)	$(1.91)
Basic and diluted — proforma	$(0.32)	$(1.83)	$(0.73)	$(2.14)

The fair value for each award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	3 Months Ended		6 Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Average risk-free interest rates	2.1%	4.0%	2.3%	4.0%
Average expected life (in years)	4.0	6.0	4.0	6.0
Volatility	200%	247%	200%	247%

Note 4 — Net Loss Per Share

     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company is in a net loss position, the weighted average number of common and common equivalent shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Antidilutive potential common shares excluded from the dilution calculation represent 8,949,000 and 5,116,000 potential common shares for the three months ended June 28, 2003 and June 29, 2002, respectively, and 8,959,000 and 5,204,000 potential common shares for the six months ended June 28, 2003 and June 29, 2002, respectively.

Note 5 — Restructuring

     Below is a summary of the activity related to restructuring costs for the first six months of 2003.

Restructuring
Costs

Accrual balance 12/31/02	$755
Incurred 2003	—
Charges utilized	(376)
Adjustments to accrual	(300)

Accrual balance 06/28/03	$79

     During the first six months of 2003, the Company paid $376,000 on the accrued restructuring balance of $755,000 outstanding as of December 31, 2002. The payments consisted mainly of employee severance costs. In addition, the accrual was reduced by $300,000 for the reversal of accrued facility exit costs and anticipated severance costs being less than originally expected. The balance of the accrual as of June 28, 2003 consists of severance costs which are expected to be paid during the third quarter of 2003.

Note 6 — Long-term debt

As of June 28, 2003, long-term debt consisted of two convertible secured notes amounting to approximately $21.2 million.

Convertible Secured Notes:

On September 27, 2002, Sipex sold a convertible secured note (“the First Note”) with an attached warrant to an affiliate of Future Electronics Inc. (“Future”), an existing commercial partner of the Company for an aggregate cash amount of $12.0 million. The Company recorded the First Note at $10.4 million and the warrant at $1.6 million (recorded to paid in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The First Note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the First Note, the Company can require the conversion of the First Note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is equal to 110% of the average closing price for the 5 days preceding the closing or $2.9458. The First Note is secured by a Deed of Trust on the Company’s land and building at Milpitas, California.

On June 20, 2003, Sipex sold a convertible secured note (“the Second Note”) to an affiliate of Future for an aggregate cash amount of approximately $10.6 million. The Second Note pays a 1.5% coupon rate per annum. The principal amount of the Second Note is contingently convertible into a maximum of 3 million shares of Sipex common stock at a conversion price of $3.52 per share subject to Future attaining predetermined annual and/or cumulative sales levels over a three year period. The Second Note is secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property.

Note 7 — Segment Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The Company has organized its operations based on a single operating segment: the development and delivery of high performance analog integrated circuits that are used primarily by original equipment manufacturers operating in the computing, communications and networking infrastructure markets. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product family and geographic region for purposes of making operating decisions and assessing financial performance. We have aligned our organization with the primary management objective of increasing overall sales unit volume, regardless of whether a third party or the Company is the seller. The disaggregated revenue information reviewed on a product family basis by the CEO includes the optics, interface and power product families along with other legacy product families.

The disaggregated information reviewed on a product basis by the CEO is as follows:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(in thousands)
Revenues
Optics	$2,442	$115	$4,638	$150
Interface	7,901	7,942	15,825	13,917
Power	4,162	4,016	7,262	7,715
Other (Legacy/EL)	386	4,915	2,283	11,270

Total Revenues	$14,891	$16,988	$30,008	$33,052

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe, Japan and the Pacific Rim. Information regarding the Company’s revenues in different geographic regions is as follows:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(in thousands)
Revenues
United States/Canada	$3,483	$3,935	$7,044	$8,606
Europe	2,346	4,836	5,111	10,136
Japan	3,396	722	6,490	1,440
Pacific Rim	5,666	7,495	11,363	12,870

Total Revenues	$14,891	$16,988	$30,008	$33,052

The Company’s long-lived assets residing in countries other than the United States are considered insignificant.

Significant customer information is as follows:

	% of Total Revenue				% of Total
	Three Months Ended		Six Months Ended		Accounts
					Receivable,
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Future Electronics Inc.	31.3%	20.2%	30.7%	21.7%	19.7%
Microtek, Inc.	18.6%	3.6%	17.4%	2.5%	24.5%
SDV/PC	—	15.2%	—	17.7%	—

Note 8 — Inventories

Inventories consist of (in thousands):

	June 28, 2003	December 31, 2002

Finished Goods	$4,728	$4,897
Work-in-process	8,336	8,594
Raw Materials	309	902

Total inventory	$13,373	$14,393

Note 9 — Accrued Warranty and Other Guarantees

Products are generally sold with a one year warranty. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with a warranty and historical warranty costs incurred. The Company also assesses its preexisting warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.

The following table summarizes the activity in the warranty reserve for the six months ended June 28, 2003 (in thousands):

Warranty Reserve

Accrued warranty, December 31, 2002	$69
Cost of warranty claims	(21)
Accruals issued for warranties during the period	130

Accrued warranty, June 28, 2003	$178

Note 10 — Contingencies

     In February 1999, Sipex filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of Sipex’s products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims sought injunctive relief and unspecified damages. During the second quarter of 2003, a settlement was reached whereby Maxim granted Sipex a license covering “auto online” functionality used in some serial interface products. In addition, both companies dismissed all pending legal claims in all jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including in this Form 10-Q) may contain statements which are not historical facts, known as “forward-looking statements,” and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors Affecting Future Results sections below which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures, potential litigation settlements, and statements regarding revenue recognition policies, including estimates of future returns) constitute “forward-looking” statements. Any such statements are not promises or guarantees but are subject to risks and uncertainties that may cause our actual future results to differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in this Form 10-Q, as well as the Management Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes to the financial statements contained in our most recent Form 10-K. We caution you not to place undue reliance on the forward-looking statements contained in this Form 10-Q, which speak only as of the date hereof. Sipex disclaims any obligation to publicly update or revise any such statements to reflect any change in expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

     We are a semiconductor company that designs, manufactures and markets high performance analog integrated circuits that are used primarily by original equipment manufacturers operating in the computing, communications and networking infrastructure markets.

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

     Revenue recognition. We record revenue to our largest distributor when the product is sold through to the end user (sell-through). For all other product sales, assuming all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because these distributors/customers have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, Sipex accrues for estimated future sales returns upon shipment.

     Sales returns. To estimate reserves for future sales returns, we regularly review our history of actual returns. We also communicate monthly with our channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. We use the results of this analysis to estimate the reserves for sales returns. We adjust our reserves for future returns as necessary, based on returns experience, returns expectations and our communications with our channel partners.

     In estimating reserves, we also consider unusual events and market conditions. It is possible that future events such as the introduction of a competitive product, product obsolescence, price competition, continued slowness in the semiconductor industry and distributors’ desire to decrease levels of inventory in the distribution channel could result in significant changes in customer demand and cause future returns to increase beyond historical levels. Management believes that it is able to estimate returns and establish appropriate reserves for returns from customers for which Sipex recognizes revenue upon shipment, using the process described above. However, since reserves for estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual returns experience, or changes in our estimate of reserves for future returns, would be reflected in our reported revenues in the period we determine that difference, and could have a material impact on our future results of operations.

     Inventory reserves. We write down inventory for estimated excess quantities, obsolescence or lack of marketability. In addition, we write down inventory valuation to the lower of cost or market. The determination of excess and obsolete inventory is calculated by comparing current inventory to both anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter and comparing actual cost plus estimated costs to complete and sell to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the cost basis. In establishing inventory valuation, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and all other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Restructuring and impairment. The 2002 restructuring accrual was estimated based on management’s plan that included the number of employees to be terminated and the related severance cost, the amount of impairment for certain fixed assets and inventory, the termination costs of certain leases and the related actions required to execute the plan. Future events such as voluntary employee terminations, sublease agreements or a shift in the timing of the execution of the plan could result in significant changes to the original estimate.

     Sipex reviews its long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. In estimating future net cash flows, management makes certain assumptions including future sales levels, gross profit margins and expense levels. The future net cash flows can vary from management estimates due to unforeseen circumstances which may result in an impairment or additional impairment charges required to be recognized in the income statement.

     We accounted for restructuring charges prior to January 1, 2003, in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment Charges.” Under EITF 94-3, costs associated with restructuring activities are recorded as restructuring costs in the consolidated statement of operations. In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146 and at the time of adoption, there was no material impact on our financial position or results of operations.

     Income taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets at December 31, 2002 will be realized in the future. We therefore established a full valuation allowance and incurred a tax charge for the full amount of deferred income tax asset of $48.8 million for the year 2002. Our deferred tax assets at June 28, 2003 continue to have a full valuation allowance.

Results of Operations

     The table below presents the statements of operations for the three and six-month periods ended June 28, 2003 and June 29, 2002, as a percentage of net sales.

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.9	113.2	92.6	101.1

Gross profit (loss)	16.1	(13.2)	7.4	(1.1)

Operating expenses
Research and development	23.0	21.0	21.2	19.0
Marketing and selling	9.7	13.0	11.2	13.5
General and administrative	14.4	15.6	13.7	13.0
Restructuring and facility costs	(2.0)	0.0	(1.0)	0.0
Amortization/impairment of goodwill	0.0	17.6	0.0	9.0

Total operating expenses	45.1	67.2	45.1	54.5

Loss from operations	(29.0)	(80.4)	(37.7)	(55.6)
Other expense, net	(1.5)	(0.2)	(0.9)	(0.4)

Loss before income taxes	(30.5)	(80.6)	(38.6)	(56.0)

Net Sales

     Net sales for the second quarter of 2003 decreased 12.3% to $14.9 million, compared to $17.0 million for the same period in the prior year. For the six months ended June 28, 2003, net sales decreased 9.2% to $30.0 million, compared to $33.1 million for the same period in the prior year. The $2.1 million decrease in net sales in the second quarter of 2003 and the $3.0 million decrease in net sales for the six months ended June 28, 2003, as compared to the corresponding periods last year, were mainly due to the sale of the hybrid product family to SatCon Electronics Inc. at the end of the third quarter of 2002, which resulted in no net sales for this product family in 2003. These decreases were offset, in part, by an increase in the sales of the optics product family. For the second quarter of 2003, net sales from optics products increased $2.3 million compared to the same period last year. For the six months ended June 28, 2003, the decrease in revenue from the sale of the hybrid product family was partially offset by an increase in sales from the optics and interface product families in the amounts of $4.5 million and $1.9 million, respectively, mostly due to the introduction of additional products within each of these core product families.

     Geographically, for the second quarter of 2003, we experienced sales growth of 370.0% in Japan compared to the same quarter of the prior year, and 350.6% in Japan for the six months ended June 28, 2003 compared to the same period of 2002. These increases were primarily attributable to the optics product family. Net sales declined 11.5% in the United States/Canada, 51.5% in Europe and 24.4% in the Pacific Rim in the second quarter of 2003, as compared to the second quarter of 2002, and declined 18.2% in the United States/Canada, 49.6% in Europe and 11.7% in the Pacific Rim for the six months ended June 28, 2003 compared to the same period of the prior year, primarily due to sale of the hybrid product family in the third quarter of 2002.

Gross Profit

     Gross profit for the second quarter of 2003 increased by $4.6 million compared to the same quarter of 2002, and was 16.1% of net sales compared to having a negative gross margin for the same quarter of 2002. For the six months ended June 28, 2003, gross profit increased by $2.6 million compared to the same period last year and was 7.4% of net sales compared to having a negative gross margin for the same period of last year. The improvements in gross margin were primarily due to the benefits realized from restructuring activities and cost reduction efforts along with the introduction of new products.

Research and Development

     Research and development expenses for the second quarter of 2003 decreased $133,000 or 3.7%, and for the six months ended June 28, 2003, research and development expenses increased $86,000, or 1.4%, compared to the same periods in the previous year. For the second quarter of 2003 compared to the second quarter of 2002, research and development costs decreased due to reduced development costs associated with many optical products which were completed in the second quarter of 2002, including charges associated with wafers and mask sets for the optical products. Partially offsetting these cost reductions was slightly higher headcount, which was the main driver for the increase for the six months ended June 28, 2003, compared to the same period of the prior year. As a percentage of net sales, research and development increased to 23.0% for the second quarter of 2003, as compared to 21.0% for the same period last year, and for the six months ended June 28, 2003, as a percentage of net sales, research and development costs increased to 21.2% from 19.0%. These percentage increases were primarily attributable to the foregoing factors as well as the decrease in net sales.

Marketing and Selling

     Marketing and selling expenses for the second quarter of 2003 decreased $762,000, or 35.0%, compared to the same quarter in the previous year. For the six months ended June 28, 2003, marketing and selling expenses decreased $1.1 million, or 24.7%, compared to the same period of the prior year. The decrease in marketing and selling expenses for both periods was due mainly to decreased sales representative commissions on the lower sales and decreased advertising expenses, offset, in part, by an increase in labor expenses due to severance payments. As a percentage of net sales, marketing and selling decreased to 9.7% for the second quarter of 2003 compared to 13.0% for the same quarter last year, and decreased to 11.2% for the six months ended June 28, 2003 compared to 13.5% for the same period of the prior year, primarily due to cost reductions occurring at a faster rate than the decrease in net sales.

General and Administrative

     General and administrative expenses for the second quarter of 2003 decreased $499,000, or 18.9%, compared to the same quarter in the previous year. For the six months ended June 28, 2003, general and administrative expenses decreased $185,000, or 4.3%, compared to the same period in the previous year. The decreases in the periods noted above were due primarily to decreased accounting and legal fees and decreased headcount related expenses from reductions in staffing levels. These reductions were partially offset by the payment of severance costs in the second quarter of 2003. As a percentage of net sales, general and administrative expenses decreased in the second quarter of 2003 to 14.4% from 15.6% during the same quarter last year as the impact of cost reductions exceeded the impact of the decrease in revenue. As a percentage of net sales, general and administrative expenses for the six months ended June 28, 2003 increased to 13.7% from 13.0% for the comparable period of the prior year primarily due to the impact of the reduction in net sales revenue exceeding that of cost reductions.

Restructuring Costs

     During the second quarter of 2003, the Company paid $159,000 on the accrued restructuring balance of $532,000 outstanding as of March 29, 2003, and reduced the accrual by $294,000 for the reversal of accrued facility exit costs. The payments consisted mainly of employee severance costs. During the six months ended June 28, 2003, the Company paid $376,000 on the accrued restructuring balance of $755,000 outstanding as of December 31, 2002. The payments also consisted mainly of employee severance costs. In addition, the accrual was reduced by $300,000 for the reversal of accrued facility exit costs. The balance of the accrual, $79,000, as of June 28, 2003 consisted of severance costs expected to be paid during the third quarter of 2003.

Other Expense, Net

     Other expense, net was $226,000 in the second quarter of 2003 and $29,000 in the second quarter of 2002. The increase in other expense, net for the second quarter of 2003 compared to the second quarter of 2002 was due to increased interest expenses in the second quarter of 2003 from the issuance of the convertible note issued in the third quarter of 2002. For the six months ended June 28, 2003, other expense, net was $265,000 compared to $116,000 for the same period of the prior year also mainly due to higher interest expense from the convertible note issuance in the third quarter of 2002.

Income Taxes

     For the second quarter and the first six months of 2003, income tax expense consisted of accruals for income taxes relating to our international locations, primarily for our location in Belgium. Income tax expense for the six months ended June 29, 2002, was the result of the reversal of our income tax benefit that was not longer estimated to be recoverable.

Financial Condition, Liquidity and Capital Resources

     As of June 28, 2003, we had available funds of $20.1 million consisting of cash, cash equivalents and short-term investments, as compared to $16.5 million at December 31, 2002. Net cash used in operations was $6.4 million for the six months ended June 28, 2003 and $7.4 million for the six months ended June 29, 2002. Net cash used in operating activities in the six months ended June 28, 2003 resulted primarily from an $11.9 million net loss, of which $4.3 million was non-cash related, a $1.6 million increase in accounts receivable and a decrease of $676,000 in accrued restructuring costs, partially offset by a $702,000 decrease in inventories, a $896,000 decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses of $978,000 and an increase in deferred income of $1.1 million. In the six months ended June 29, 2002, net cash used in operating activities resulted primarily from a $50.5 million net loss, of which $39.8 million was non-cash related, a $1.7 million increase in accounts receivable, partially offset by an increase of $5.6 million increase in accounts payable and accrued expenses.

     Net accounts receivable was $9.4 million and $7.3 million as of June 28, 2003 and December 31, 2002, respectively. The $2.1 million increase was due primarily to increased collections during the fourth quarter of 2002 as well as non-linear shipments during the second quarter of 2003.

     Inventory was $13.4 million and $14.4 million as of June 28, 2003 and December 31, 2002, respectively. The $1.0 million decrease in the first six months of 2003 consisted of a $0.8 million decrease in inventory and a $0.2 million write-down for excess and obsolete inventory. The reductions in the inventory levels were due to a less favorable production mix on interface and power management units and the disposal of discontinued material.

     Net cash provided by (used in) investing activities was $7.8 million and ($8.8 million) for the six months ended June 28, 2003 and June 29, 2002, respectively. Purchases of property, plant and equipment were $696,000 for the six months ended June 28, 2003, and $2.9 million for the six months ended June 29, 2002. The decrease in property additions for the six months ended June 28, 2003 compared to June 29, 2002, was due to the ability of the Company to continue to use existing equipment for the expanded product lines as opposed to investing in new equipment purchases. Additionally, in the six months ended June 28, 2003, $8.5 million was provided from the maturity of short-term investment securities.

     Net cash provided by financing activities was approximately $10.6 million for the six months ended June 28, 2003 from the private placement of convertible debt with an affiliate of Future Electronics Inc., a distributor for the Company. In the six months ended June 29, 2002, net cash provided by financing activities was $16.8 million. In the second quarter of 2002, we received cash of $23.5 million, net of placement agent fees and other costs, through the private placement of 3.0 million shares of Sipex common stock. Proceeds from the offering were used to pay down our line-of-credit to zero, with the balance used for general corporate purposes.

     We have outstanding convertible secured promissory notes in the approximate amounts of $12.0 million and $10.6 million, issued to affiliates of Future Electronics in September 2002 and June 2003, respectively. The noteholders may convert the notes into our common stock; provided, however, in the case of the 2003 note, the note is not convertible unless Future Electronics meets predetermined sales levels as set forth in the note. If the notes are not converted pursuant to their terms, the Company will be required to repay the notes upon their maturity dates. In the event of a default under the terms of the notes, the Company’s repayment obligations could be accelerated. In addition, the holder of the 2003 Note may require early repayment of $3,000,000 on each of July 31, 2005 and July 31, 2005. If Sipex is required to repay the notes, the Company may not have sufficient cash available and may be required to obtain alternative sources of financing. Additional financing may not be available, or available on terms acceptable to the Company, and could result in additional dilution to existing stockholders.

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

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	the availability of foundry capacity, raw materials and assembly and test capacity;

•	fluctuations in yields;

•	changes in product mix;

•	our ability to introduce new products and technologies on a timely basis;

•	the introduction of products and technologies by our competitors;

•	market acceptance of our products and our customers’ products;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	the level of future product returns; and

•	the overall economic conditions in the United States and abroad.

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

     Since 2001, the semiconductor industry has been experiencing a prolonged and severe downturn that continues to adversely affect our results of operations. Our net sales for the quarter ended June 28, 2003 decreased 12.3% from the corresponding prior year period and 11.6% from the quarter ended December 31, 2002. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry lead to decreases in net sales levels and may cause continued losses and cash flow shortages.

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

     As a result of the December 31, 2002 audit of the consolidated financial statements, our previous auditors noted certain matters involving internal control and its operation that they considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. Material weaknesses are significant deficiencies in the design or operation of internal control that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. By definition, material weaknesses do not reduce to a relatively low level the risk that errors or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and may not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses noted during the audit resulted from the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis in certain areas. Although other areas were impacted by the material weaknesses, the most significant issues arising from the material weaknesses included inappropriate process and systems tracking of inventory, including significant manual reconciliations, as well as inappropriate and insufficient analysis performed in evaluating inventory costs capitalized and inventory excess and obsolete reserves established. To ensure appropriate analysis, we must systemize processes by establishing appropriate guidelines that will reduce the level of manual reconciliations, as well as improve the account analysis methodologies and increase the level of supervisory and management review.

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

     Approximately 83% of our net sales in the six months ended June 28, 2003 are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent six months shipments (except for Future Electronics, which is based on three months). In addition, in certain circumstances upon termination of the distributor relationship distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. We defer revenue on shipments to Future Electronics until the product is resold by the distributor to the end user (sell-through), because the arrangement with this distributor includes price concessions and return rights the potential impact of which we believe we cannot reasonably estimate.

We derive a substantial portion of our revenues from Future Electronics, and our revenues would likely decline significantly if Future Electronics elects not to make, cancels, reduces or defers purchases of our products.

     Future Electronics has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide, and accounted for 31% of total net sales for the six months ended June 28, 2003, and 24%, 21% and 23% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively. We anticipate that sales of our products to Future Electronics will continue to account for a significant portion of our revenues. The loss of Future Electronics as a distributor, or a significant reduction in orders from Future Electronics would materially and adversely affect our operating results, our business, our financial condition and our stock price.

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

     Our international sales in the six month period ended June 28, 2003 were $23.0 million or 77% of total net sales and $50.5 million and $44.4 million for the years ended 2002 and 2001, respectively, or 76% and 62% of total net sales, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

     A significant component of the company’s growth strategy depends on increasing shipments in the optical storage market. During the first six months of 2003 and the year ended December 31, 2002, we derived all of our optical storage sales from a limited number of customers in Japan. Local suppliers in Japan may have a competitive advantage over Sipex, which could adversely affect our ability to grow sales or continue to compete in Japan or other regions of the world. Any failure to increase our shipments in the optical storage market could limit our ability to grow our business and could adversely affect our operating results.

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

     Our success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog circuit designers. The competition for these employees is intense. Our employees are employees at-will, which means that they can terminate their employment at any time. There can be no assurance that we will be able to retain our design engineers, executive officers and other key personnel. The loss of the services of one or more of our design engineers, executive officers or other key personnel or our inability to recruit replacements for these personnel or to otherwise attract, retain and motivate qualified personnel could seriously impede our success.

We have recently experienced significant changes in senior management and our corporate organization.

     Our Senior Vice President of Finance and Chief Financial Officer, and Senior Vice President of Sales have joined our company in 2003. In particular, our Chief Financial Officer, Phillip Kagel, joined Sipex in February 2003, after the audit of our financial statements for the year ended December 31, 2002 was substantially complete. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers.

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

     Our future revenues are difficult to predict and at times in the past we have failed to achieve our revenue expectations. Our expense levels are based in part, on our expectations of future revenues, and expense levels are, to a large extent, fixed in the short term. Since the fourth quarter of 2000, we have adjusted our spending levels as a result of decreased revenues and continue to focus on controlling costs. We may, however, be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason our operating results will be negatively impacted. Due to the absence of substantial non- cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and often fluctuate substantially. In the future, if we believe that demand is increasing, our operating expenses for personnel, new product development and for inventory would correspondingly increase as needed in anticipation of increasing sales levels. Our operating results would be negatively impacted if increased sales were not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

We may have capital requirements to maintain and grow our business and we may not be able to secure adequate capital on acceptable terms.

     In order to remain competitive, we must continue to make investments in our facilities and capital equipment. We obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on

April 16, 2002, which provided $23.5 million to the Company, net of placement agent fees and other costs of issuance, and through the private placement of a convertible secured note and related warrant on September 27, 2002, which provided approximately $12.0 million to the Company, net of costs of issuance. We obtained funding from the private placement of a convertible secured note on June 20, 2003 which provided approximately $10.6 million to the Company, net of costs of issuance.

     We have outstanding convertible secured promissory notes in the approximate amounts of $12.0 million and $10.6 million, issued to affiliates of Future Electronics in September 2002 and June 2003, respectively. The noteholders may convert the notes into our common stock; provided, however, in the case of the 2003 note, the note is not convertible unless Future Electronics meets predetermined sales levels as set forth in the note. If the notes are not converted pursuant to their terms, the Company will be required to repay the notes upon their maturity dates. In the event of a default under the terms of the notes, the Company’s repayment obligations could be accelerated. In addition, the holder of the 2003 Note may require early repayment of $3,000,000 on each of July 31, 2005 and July 31, 2005. If Sipex is required to repay the notes, the Company may not have sufficient cash available and may be required to obtain alternative sources of financing. Additional financing may not be available, or available on terms acceptable to the Company, and could result in additional dilution to existing stockholders.

Our stock price has been volatile and could continue to remain volatile.

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock closing price ranged from a high of $45.125 to a low of $15.875. In the second quarter of 2003, our stock closing price ranged from a high of $5.47 to a low of $2.82. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

We are incurring additional costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.

We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules listing requirements. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to these compliance activities.

Affiliates of Future Electronics, our largest distributor, beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring shareholder approval and could discourage potential acquisitions of our company.

As of June 2003, an affiliate of Future Electronics, our largest distributor, held approximately 6 million shares, or approximately 22%, of our outstanding common stock. Assuming conversion of the promissory note and exercise of the warrant issued in September 2002, entities affiliated with Future Electronics would beneficially own approximately 28% of our common stock. In addition, if Future Electronics attains certain predetermined sales levels over three annual periods, rights to convert the promissory note issued to an affiliate of Future Electronics in June 2003 will vest. Including shares issuable upon exercise of this note, as well as the securities currently held, Future Electronics would beneficially own approximately 34% of our common stock, based on the number of shares outstanding in June 2003.

In connection with the issuance of the June 2003 promissory note, we entered into a voting agreement with affiliates of Future Electronics, pursuant to which these stockholders agreed that the additional shares of our common stock issuable upon conversion of the June 2003 note either (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all other stockholders of the Company. In addition, in connection with the issuance of the June 2003 promissory note, we entered into a standstill agreement with affiliates of Future Electronics, pursuant to which these stockholders agreed not to acquire more than 35% of our stock on a fully-diluted basis.

Affiliates of Future Electronics are not currently represented on our board of directors and do not have contractual rights to such representation or to any participation in the corporate governance of management of the Company. Due to their ownership of a significant percentage of our common stock, these stockholders will be able to exert significant influence over actions requiring the approval of our stockholders, including many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of these stockholders could have the effect of delaying or preventing a change of control of the Company or otherwise discouraging a potential acquirer from obtaining control of the Company.

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

Item 4. Controls and Procedures

     During the 90 day period prior to the filing of the Company’s quarterly report for the period ended June 28, 2003, we carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Phillip A. Kagel, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Senior management and our Audit Committee were informed by our previous independent auditors as part of the December 31, 2002 audit that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis. Mr. Maghribi and Mr. Kagel determined that these material weaknesses, together with certain other deficiencies, if unaddressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner.

     Based on the above and under the direction of the Audit Committee and the Board of Directors, senior management have dedicated resources and took steps to strengthen control processes in order both to identify and rectify the deficiencies and prevent the situations from recurring. To this end, the following steps were taken:

•	we hired Mr. Kagel as our Chief Financial Officer effective February 10, 2003;

•	we elected a new independent director to our Board of Directors, Joseph Consoli, who has extensive financial background and serves as the Chairman of the Audit Committee;

•	we established a Disclosure Committee with a mandate to assist our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our public disclosures and in evaluating regularly our disclosure controls and procedures;

•	we are implementing improved inventory control systems and procedures throughout our manufacturing lines;

•	we implemented procedures to ensure accurate and timely account analysis and reconciliations; and

•	updated written policies and procedures are being prepared to standardize and improve processes, including procedures relating to systems, finance policies and internal controls.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

     In February 1999, Sipex filed a lawsuit against Maxim Integrated Products, Inc. (“Maxim”) with the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that three of Sipex’s products did not infringe Maxim patents. Maxim filed counterclaims alleging certain products sold by Sipex infringe a Maxim patent. The counterclaims sought injunctive relief and unspecified damages. During the second quarter of 2003, a settlement was reached whereby Maxim granted Sipex a license covering “auto online” functionality used in some serial interface products. In addition, both companies dismissed all pending legal claims in all jurisdictions.

Item 2. Changes in Securities and Use of Proceeds

     On June 20, 2003, the Company sold a secured convertible note due June 30, 2007 to Alonim Investments, Inc., an affiliate of Future Electronics Inc., for an aggregate cash amount of approximately $10.6 million, resulting in net proceeds to the Company of approximately $10.6 million, net of expenses. The note pays a 1.5% coupon rate. The principal amount of the note is convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, and can vest in three separate annual installments, subject to Future Electronics attaining predetermined and/or cumulative sales levels over a three year period. The note is secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property. The note was issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. Net proceeds from the offering will provide funding for general corporate purposes.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 30, 2003. Holders of an aggregate of 28,030,659 shares at the close of business on April 7, 2003 were entitled to vote at the meeting. At such meeting, the Company’s stockholders voted as follows:

a) To elect Mr. Thomas P. Redfern and Mr. Douglas M. McBurnie to the Board of Directors, each to serve for a three-year term as a Class I Director.

	Total Vote for	Total Vote Withheld
	Each Director	from Each Director

Thomas P. Redfern	20,262,257	1,885,208
Douglas M. McBurnie	20,260,554	1,886,911

     The term of office for the following directors continued after the meeting: Walid Maghribi, Joseph C. Consoli, Lionel H. Olmer, John L. Sprague and Willy M. C. Sansen.

b) To increase the number of authorized shares of the Company’s Common Stock to 60,000,000.

Total Vote For the Proposal	20,213,946
Total Vote Against the Proposal	1,877,610
Abstentions	55,909
Broker Non-Votes	—

c) To approve a proposal to change the jurisdiction of incorporation of the Company from the Commonwealth of Massachusetts to the State of Delaware pursuant to a statutory merger of the Company into a wholly owned subsidiary of the Company incorporated in Delaware by approving an Agreement and Plan of Merger and Reincorporation.

Total Vote For the Proposal	14,182,597
Total Vote Against the Proposal	1,843,232
Abstentions	600
Broker Non-Votes	6,121,036

Item 5. Other Information

     On July 10, 2003, the Company filed an 8-K naming Deloitte and Touche LLP as the Company’s new independent auditors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Title

10.29	Securities Purchase Agreement dated as of May 27, 2003, by and between SIPEX Corporation and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed May 29, 2003, and incorporated herein by reference).
10.30	SIPEX Corporation Convertible Secured Note issued to Alonim Investments Inc. (filed herewith).
10.31	Registration and Standstill Agreement, dated as of June 20, 2003, by and between SIPEX

Exhibit Number	Title

Corporation and Alonim Investments Inc., and its affiliates which are signatories thereto, namely: Future Electronics, Inc., and S&F Holdings Inc. (filed herewith).
10.32	Voting Agreement dated as of June 20, 2003, by and between SIPEX Corporation and Alonim Investments Inc. (filed herewith).
10.33	Security Agreement dated as of June 20, 2003, by and between SIPEX Corporation and Alonim Investments Inc. (filed herewith).
10.34	Deed of Trust issued to Alonim Investments Inc. (filed herewith).
99.1	Section 906 Certification
99.2	Section 906 Certification

     (b)  Reports on Form 8-k

We filed or furnished 5 reports on Form 8-K during the quarter ended June 28, 2003. Information regarding each item reported on is as follows:

Date filed or furnished	Item No.	Description

April 16, 2003	Item 9	On April 10, 2003, the Company issued a press release announcing preliminary results for the fiscal quarter ended March 29, 2003.
April 24, 2003	Item 9	On April 24, 2003, the Company issued a press release announcing our financial results for the fiscal quarter ended March 29, 2003.
May 6, 2003	Item 5	On May 5, 2003, the Company issued a press release reporting that the Company had commenced discussions with Future Electronics Inc., the Company’s only distributor for North America and Europe, regarding a strategic sales arrangement and a loan of approximately $10 million.
May 29, 2003	Item 5	On May 28, 2002, the Company announced that it reached an agreement with an affiliate of Future Electronics Inc., Alonim Investments Inc. to issue a secured convertible note in the amount of approximately $10.6 million bearing interest at the rate of 1.5% per annum.
June 13, 2003	Item 4	On June 6, 2003, the Company’s principal accountants, KPMG LLP, resigned.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE:	August 12, 2003	BY	/s/ Phillip A. Kagel

Phillip A. Kagel
Senior Vice President, Finance
Chief Financial Officer & Treasurer
(Duly Authorized Officer &
Principal Financial Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Walid Maghribi, President and Chief Executive Officer of Sipex Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sipex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	August 12, 2003	By: /s/ Walid Maghribi Walid Maghribi President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Phillip A. Kagel, Senior Vice President, Finance, Chief Financial Officer and Treasurer of Sipex Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sipex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	August 12, 2003	By: /s/ Phillip A. Kagel

Phillip A. Kagel Senior Vice President, Finance Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Title

10.29	Securities Purchase Agreement dated as of May 27, 2003, by and between SIPEX Corporation and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed May 29, 2003, and incorporated herein by reference).
10.30	SIPEX Corporation Convertible Secured Note issued to Alonim Investments Inc. (filed herewith).
10.31	Registration and Standstill Agreement, dated as of June 20, 2003, by and between SIPEX Corporation and Alonim Investments Inc., and its affiliates which are signatories thereto, namely: Future Electronics, Inc., and S&F Holdings Inc. (filed herewith).
10.32	Voting Agreement dated as of June 20, 2003, by and between SIPEX Corporation and Alonim Investments Inc. (filed herewith).
10.33	Security Agreement dated as of June 20, 2003, by and between SIPEX Corporation and Alonim Investments Inc. (filed herewith).
10.34	Deed of Trust issued to Alonim Investments Inc. (filed herewith).
99.1	Section 906 Certification
99.2	Section 906 Certification