Form 10-Q
period 2003-09-27
SIPEX CORP
filed 2003-11-17
CIK 1007800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 0-27892

SIPEX Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-6135748 (I.R.S. Employer Identification No.)

233 South Hillview Drive, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

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

There were 28,257,100 shares of the Registrant’s Common Stock issued and outstanding as of November 7, 2003.

FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 27, 2003

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 27, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,206	$6,489
Short-term investment securities	6,486	9,980
Accounts receivable, net	8,058	7,278
Accounts receivable, net, related party (note 3)	3,069	—
Inventories, net	15,094	14,393
Prepaid expenses and other current assets	2,543	3,446

Total current assets	45,456	41,586
Property, plant, and equipment, net	51,766	56,997
Other assets	456	203

Total assets	$97,678	$98,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,365	$8,103
Accrued expenses	4,728	3,570
Accrued restructuring costs	—	755
Deferred income, related party (note 3)	4,006	1,383

Total current liabilities	15,099	13,811
Long-term debt, related party (note 3)	21,244	10,455

Total liabilities	36,343	24,266

Commitments (Note 9)	—	—
Shareholders’ equity: Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 28,216 and 28,031 shares issued and outstanding at September 27, 2003 and December 31, 2002, respectively	282	280
Additional paid-in capital	177,450	175,489
Accumulated deficit	(116,384)	(101,179)
Accumulated other comprehensive loss	(13)	(70)

Total shareholders’ equity	61,335	74,520

Total liabilities and shareholders’ equity	$97,678	$98,786

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$10,462	$16,625	$31,273	$49,677
Net sales, related party (note 3)	5,950	—	15,146	—

Net sales, before fair value of debt conversion rights	16,412	16,625	46,419	49,677
Fair value of debt conversion rights, related party (note 3)	(1,214)	—	(1,214)	—

Total net sales	15,198	16,625	45,205	49,677

Cost of sales	7,881	21,272	27,215	54,092
Cost of sales, related party (note 3)	3,748	—	12,246	—
Restructuring costs	—	1,909	(37)	1,909

Total cost of sales	11,629	23,181	39,424	56,001

Gross profit (loss)	3,569	(6,556)	5,781	(6,324)

Operating expenses:
Research and development	3,377	3,407	9,738	9,680
Marketing and selling	1,759	1,813	5,126	6,286
General and administrative	1,563	1,816	5,679	6,116
Reorganization	—	1,623	—	1,623
Restructuring and facility exit costs	(29)	3,806	(329)	3,806
Impairment charges	—	1,819	—	1,819
Impairment of goodwill	—	—	—	2,984

Total operating expenses	6,670	14,284	20,214	32,314

Loss from operations	(3,101)	(20,840)	(14,433)	(38,638)

Interest income	31	45	96	120
Interest expense	(216)	—	(556)	(81)
Other expense, net	(32)	(102)	(21)	(813)

Total other expense, net	(217)	(57)	(481)	(774)

Loss before income taxes	(3,318)	(20,897)	(14,914)	(39,412)

Income tax expense	27	178	291	32,113

Net loss	$(3,345)	$(21,075)	$(15,205)	$(71,525)

Net loss per common share — basic and diluted	$(0.12)	$(0.75)	$(0.54)	$(2.66)

Weighted average common shares outstanding — basic and diluted	28,145	27,955	28,077	26,920

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Operating activities:
Net loss	$(15,205)	$(71,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of debt conversion rights (note 3)	1,214	—
Deferred income taxes	—	31,851
Provision (reversal) for uncollectible receivables and returns and allowances	(604)	1,890
Fixed asset impairment loss	649	—
Stock compensation expense	56	—
(Gain) loss on fixed asset disposition	196	(123)
Depreciation and amortization	5,799	9,160
Impairment charges	—	1,819
Restructuring and reorganization charges	—	7,338
Amortization of discount on long-term debt, related party (note 3)	242	—
Changes in current assets and liabilities:
Accounts receivable	(3,245)	(837)
Inventories, net	(701)	3,732
Prepaid expenses and other current assets	903	(142)
Other assets	(138)	—
Accounts payable	(1,738)	4,961
Accrued expenses	1,158	1,180
Accrued restructuring costs	(755)	—
Deferred income, related party (note 3)	2,623	100

Net cash used in operating activities	(9,546)	(10,596)

Investing activities:
Purchase of short-term investment securities	(7,469)	—
Proceeds from maturity of short-term investment securities	10,963	(5,994)
Purchase of property, plant and equipment	(1,413)	(3,569)

Net cash provided by (used in) investing activities	2,081	(9,563)

Financing activities:
Debt issuance costs	(128)	—
Proceeds from issuance of common stock	694	24,226
Proceeds from issuance of convertible secured notes, related party (note 3)	10,560	12,000
Payments of debt obligations	—	(7,396)

Net cash provided by financing activities	11,125	28,830
Effect of foreign currency exchange rate changes on cash and cash equivalents	57	(61)

Increase in cash and cash equivalents	3,717	8,610
Cash and cash equivalents, beginning of period	6,489	4,874

Cash and cash equivalents, end of period	$10,206	$13,484

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$143	$81
Interest	$—	$12

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Information

     We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “Sipex,” the “Company,” “we,” “our” and similar terms include Sipex Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss as previously reported.

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

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recorded $5,600 and $50,000 in stock based compensation, reflected in net loss for the three and nine months ended September 27, 2003, respectively. The Company principally grants employee stock options at exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation in each period: (in thousands, except per share data)

	3 Months Ended		9 Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net loss	$3,345	$21,075	$15,205	$71,525
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,593	4,109	13,170	11,226

Pro forma net loss	7,938	25,184	28,375	82,751

	3 Months Ended		9 Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net loss per share:
Basic and diluted — as reported	$(0.12)	$(0.75)	$(0.54)	$(2.66)
Basic and diluted — proforma	$(0.28)	$(0.90)	$(1.01)	$(3.07)

     The fair value for each award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	3 Months Ended		9 Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Average risk-free interest rates	2.1%	4.0%	2.3%	4.0%
Average expected life (in years)	4.0	6.0	4.0	6.0
Volatility	95%	247%	95%	247%

Accounts Receivables Bad Debt Allowance

Accounts receivable allowances for bad debts were approximately $341,000 and $945,000 at September 27, 2003 and December 31, 2002, respectively.

Note 2. Effect of Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN 46 in the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated financial position, results of operations or cash flows.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have an effect on the Company’s consolidated financial statements.

Note 3. Related Party Transactions

     As of September 2003, affiliates of Future Electronics, Inc. (“Future”), our largest distributor, held approximately 8.5 million shares, or approximately 30%, of our outstanding common stock. Future was not a related party in fiscal year 2002.

     On September 27, 2002, Sipex sold a convertible secured note (“the First Note”) with an attached warrant to an affiliate of Future for an aggregate cash amount of $12.0 million. The Company recorded the First Note at $10.4 million and the warrant at $1.6 million (recorded to paid in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The First Note pays a 5.75% coupon and is convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the First Note, the Company can require the conversion of the First Note in installments if for a period of time Sipex common stock trades at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is $2.9458. The First Note is secured by a Deed of Trust on the Company’s land and building at Milpitas, California.

     On June 20, 2003, Sipex sold a convertible secured note (“the Second Note”) to an affiliate of Future for an aggregate cash amount of approximately $10.6 million. The Second Note pays a 1.5% coupon rate per annum. The principal amount of the Second Note is contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three year period. Accordingly, in accordance with EITF 01-01, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash”, the Company recognized a non cash charge of $1,214,000 against net sales for the fair value of these conversion rights as of September 27, 2003. Such charge was based on Future attaining approximately 19.8% of the predetermined first annual sales target. The fair value of the conversion rights has been measured pursuant to FASB 123, “Accounting for Stock-Based Compensation” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” at September 27, 2003. The Second Note is secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property.

     If the First Note and the Second Note are not converted pursuant to their respective terms, the Company will be required to repay them upon their respective maturity dates. In the event of a default under the terms of the notes, the Company’s repayment obligations could be accelerated. In addition, the holder of the Second Note may require early repayment, with a 90 day written demand notice, of $3,000,000 on each of July 31, 2005 and July 31, 2006 and any unpaid amounts due on the Second Note due date of June 30, 2007.

     Assuming conversion of the First Note and exercise of the warrant issued in September 2002, entities affiliated with Future would beneficially own approximately 36% of our common stock based on the number of shares outstanding as of September 2003. In addition, if Future attains certain predetermined sales levels over three annual periods, rights to convert the Second Note will vest. If the warrant is exercised and the notes are fully converted to common stock, Future would beneficially own approximately 41% of our common stock based on the number of shares outstanding as of September 2003. However, in connection with the issuance of the June 2003 note, we entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of our stock on a fully diluted basis.

     Also in connection with the issuance of the Second Note, we entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of our common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all other shareholders of Sipex.

     Affiliates of Future are not currently represented on our board of directors and do not have contractual rights to such representation or to any participation in the corporate governance or management of the Company.

     We have a distributor agreement with Future that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for its inventory of Sipex products. Sipex maintains a separate price list for products sold to Future, which may be different from the prices charged to customers in direct sales transactions. Our distributor agreement with Future does not contain minimum purchase commitments. The Company defers revenue shipments to Future until the product is resold by Future to the end user. These provisions, as well as the significant share ownership by affiliates of Future, cause management to conclude that reasonable estimates of price concessions and returns can not be made at the time of shipment to the distributor.

     Future has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide, and accounted for 32.6% of total net sales, prior to taking into account the non cash charge of $1,214,000 for the fair value of the debt conversion rights, for the nine months ended September 27, 2003, and 24%, 21% and 23% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues.

Note 4. Net Loss Per Share

     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company is in a net loss position, the weighted average number of common and common equivalent shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Antidilutive potential common shares excluded from the dilution calculation represents 3,329,000 and 697,000 potential common shares for the three months ended September 27, 2003 and September 28, 2002, respectively, and 7,495,000 and 2,745,000 potential common shares for the nine months ended September 27, 2003 and September 28, 2002, respectively. Included in the antidilutive potential common share numbers in the preceding sentence and excluded from the dilution calculation were shares issuable upon conversion of the First Note issued to an affiliate of Future, a related party, of 2,184,000 and 692,000 potential common shares for the three months ended September 27, 2003, and September 28, 2002, respectively, and 3,209,000 and 1,885,000 potential common shares for the nine months ended September 27, 2003 and September 28, 2002, respectively.

Note 5. Restructuring

     Below is a summary of the activity related to restructuring costs for the nine months ended September 27, 2003.

Restructuring
Costs

Accrual balance December 31, 2002	$755
Incurred 2003	—
Charges utilized	(426)
Adjustments to accrual	(329)

Accrual balance September 27, 2003	$—

     During the first nine months of 2003, the Company paid $426,000 on the accrued restructuring balance of $755,000 outstanding as of December 31, 2002. The payments consisted mainly of employee severance costs. In addition, the accrual was reduced by $329,000 for the reversal of accrued facility exit costs and anticipated severance costs being less than originally expected. No balance existed as of September 27, 2003.

Note 6. Segment Information

     The Company’s Chief Executive Officer (CEO) is considered to be the Company’s chief operating decision maker. The Company has organized its operations based on a single operating segment: the development and delivery of high performance analog integrated circuits that are used primarily by original equipment manufacturers operating in the computing, communications and networking infrastructure markets. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product family and geographic region for purposes of making operating decisions and assessing financial performance. We have aligned our organization with the primary management objective of increasing overall sales unit volume, regardless of whether a distributor or the Company is the seller. The disaggregated revenue information reviewed on a product family basis by the CEO includes the optics, interface and power product families along with other legacy product families.

     The disaggregated information reviewed on a product basis by the CEO is as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

		(in thousands)
Net sales
Optics	$2,748	$1,099	$7,386	$1,249
Interface	9,454	8,092	25,279	22,009
Power	4,073	3,398	11,334	11,112
Other (Legacy/EL)	137	4,036	2,420	15,307

Total net sales before fair value of debt conversion rights	$16,412	$16,625	$46,419	$49,677

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe, Japan and the Pacific Rim. Information regarding the Company’s revenues derived from products shipped to different geographic regions is as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

		(in thousands)
Net sales
United States/Canada	$3,170	$3,436	$10,214	$12,042
Europe	2,701	4,570	7,427	14,705
Japan	4,030	2,220	10,520	3,661
Pacific Rim	6,511	6,399	18,258	19,269

Total net sales before fair value of debt conversion rights	$16,412	$16,625	$46,419	$49,677

     The Company’s long-lived assets located in countries other than the United States are considered insignificant.

     Significant customer information is as follows:

	% of Total Sales				% of Total
	Three Months Ended		Nine Months Ended		Accounts
					Receivable,
	September 27,	September 28,	September 27,	September 28,	September 27,
	2003	2002	2003	2002	2003

Future	36.1%	27.6%	32.6%	23.7%	27.4%
Microtek, Inc.	21.3%	8.9%	18.8%	4.7%	29.2%
SDV/PC	—	13.8%	—	16.4%	—

Note 7. Inventories

     Inventories consist of (in thousands):

	September 27, 2003	December 31, 2002

Finished Goods	$5,871	$4,897
Work-in-process	8,953	8,594
Raw Materials	270	902

Total inventory	$15,094	$14,393

Note 8. Accrued Warranty and Other Guarantees

     Products are generally sold with a one year warranty. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. The Company also assesses its preexisting warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.

     The following table summarizes the activity in the warranty reserve for the nine months ended September 27, 2003 (in thousands):

Warranty Reserve

Accrued warranty, December 31, 2002	$69
Cost of warranty claims	(40)
Accruals for warranties during the period	175

Accrued warranty, September 27, 2003	$204

Note 9. Commitments

     On August 21, 2003 we announced an exclusive sourcing agreement with PolarFab, a US-based, semiconductor foundry. This arrangement provides us with favorable wafer pricing, delivery and engineering support from PolarFab in return for exclusive manufacturing rights for certain products. We are under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out one year. We have agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is 5 years with renewals on a negotiated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including in this Form 10-Q) may contain statements which are not historical facts, known as “forward-looking statements,” and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors Affecting Future Results sections below which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures, potential litigation settlements, and statements regarding revenue recognition policies, including estimates of future returns) constitute “forward-looking” statements. Any such statements are not promises or guarantees but are subject to risks and uncertainties that may cause our actual future results to differ materially from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the other risks discussed in our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Form 10-Q, as well as the Management Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes to the consolidated financial statements contained in our most recent Form 10-K. We caution you not to place undue reliance on the forward-looking statements contained in this Form 10-Q, which speak only as of the date hereof. Sipex disclaims any obligation to publicly update or revise any such statements to reflect any change in expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

     We are a semiconductor company that designs, manufactures and markets high performance analog integrated circuits that are used primarily by original equipment manufacturers operating in the computing, communications and networking infrastructure markets.

     On June 20, 2003, Sipex sold a secured note to an affiliate of Future. The principal amount of this note is contingently convertible up to a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three year period. During the three month period ended September 27, 2003, Future attained 19.8% of the first year sales target, which resulted in a non cash charge of $1,214,000 against net sales for the fair value of these conversion rights. The Company is seeking to modify the terms of the convertible note or the distribution agreement with Future in order to eliminate, reduce or otherwise mitigate the uncertainties associated with ongoing non cash charges to net sales. However, the Company may be unable to secure such modifications. Additionally, any modifications achieved could result in adverse accounting charges for the period in which such modifications are made.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those significant estimates that are particularly susceptible to change, which include revenue recognition, sales returns, inventory valuation, restructuring and impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Revenue recognition

     We record revenue to our largest distributor, a related party, when the product is sold through to the end user (sell-through). For all other product sales, assuming all other revenue recognition criteria have been met, revenue is recognized at the time of shipment because these distributors have no price protection and have limited return rights. In addition, management believes that it is able to estimate and establish appropriate reserves for future returns from these distributors and customers. For product sales recognized at the time of shipment, Sipex accrues for estimated future sales returns upon shipment.

     We account for the fair value of the debt conversion rights of a convertible note payable to a related party in accordance with Emerging Issues Task Force (“EITF 01-1”), “Accounting for a Convertible Instrument Granted or issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash” (See Note 3 to the consolidated financial statements).

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

     In estimating reserves, we also consider unusual events and market conditions. It is possible that future events such as the introduction of a competitive product, product obsolescence, price competition, continued slowness in the semiconductor industry and distributors’ desire to decrease levels of inventory in the distribution channel could result in significant changes in customer demand and cause future returns to increase beyond historical levels. Management believes that it is able to estimate returns and establish appropriate reserves for returns from customers for which Sipex recognizes revenue upon shipment, using the process described above. However, since reserves for estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual returns experience, or changes in our estimate of reserves for future returns would be reflected in our reported revenues in the period we determine that difference, and could have a material impact on our future results of operations.

Inventory valuation

     We write down inventory for estimated excess quantities, obsolescence or lack of marketability. In addition, we write down inventory to the lower of cost or market. The determination of excess and obsolete inventory is calculated by comparing current inventory to both anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter and comparing actual cost plus estimated costs to complete and sell to anticipated market pricing. Inventories are written down when the cost exceeds market which becomes the new cost basis. In establishing inventory valuation, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and all other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Restructuring and impairment

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

Income taxes

     In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets at December 31, 2002 will be realized in the future. We therefore established a full valuation allowance and incurred a tax charge for the full amount of deferred income tax asset of $48.8 million for the year 2002. Our deferred tax assets at September 27, 2003 continue to have a full valuation allowance.

Results of Operations

     The table below presents the statements of operations for their respective periods as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	139.5	87.2	112.7

Gross profit (loss)	23.5	(39.5)	12.8	(12.7)

Operating expenses
Research and development	22.2	20.5	21.5	19.5
Marketing and selling	11.6	10.9	11.3	12.7
General and administrative	10.3	10.9	12.6	12.3
Restructuring and facility exit costs	(0.2)	32.7	(0.7)	10.9
Amortization/impairment of goodwill	0.0	10.9	0.0	9.7

Total operating expenses	43.9	85.9	44.7	65.1

Loss from operations	(20.4)	(125.4)	(31.9)	(77.8)
Total other expense, net	(1.4)	(0.3)	(1.1)	(1.6)

Loss before income taxes	(21.8)	(125.7)	(33.0)	(79.4)

Net Sales

     Net sales for the third quarter of 2003 were $15,198,000, impacted by a $1,214,000 non cash charge for the fair value of debt conversion rights in a convertible note payable to a related party (see Note 3). Before considering the impact of this charge, net sales for the third quarter of 2003 were $16.4 million, compared to $16.6 million for the same period in the prior year, or a 1.3% decrease. For the nine months ended September 27, 2003, net sales before the fair value of debt conversion rights decreased 6.6% to $46.4 million, compared to $49.7 million for the same period in the prior year. The $0.2 million decrease in the third quarter of 2003 and the $3.3 million decrease for the nine months ended September 27, 2003, as compared to the corresponding periods last year, were mainly due to the sale of the hybrid and analog display product families to SatCon Electronics Inc. at the end of the third quarter of 2002 and the discontinuance of other legacy product families, accordingly, the Company recognized no net sales for the hybrid and analog display product families in 2003. The decrease in the third quarter of 2003 compared to the same period in 2002 was nearly offset by an increase in the sales of the optics, interface and power product families in the third quarter of 2003. For the third quarter of 2003, net sales from optics, interface and power products increased $1.7 million, $1.4 million and $0.7 million, respectively, compared to the same period last year. For the nine months ended September 27, 2003, the decrease in revenue from the sale of the hybrid and analog product families was partially offset by an increase in sales from the optics and interface product families in the amounts of $6.1 million and $3.3 million, respectively, mostly due to the introduction of additional products within each of these core product families.

     Geographically, for the third quarter of 2003 and before the impact of the fair value of debt conversion rights, we experienced sales growth of 81.5% in Japan compared to the same quarter of the prior year, and 187.4% in Japan for the nine months ended September 27, 2003 compared to the same period of 2002. These increases were primarily attributable to the optics product family. Net sales also increased in the Pacific Rim 1.8% in the third quarter of 2003 compared to the same quarter last year, while they decreased 5.2% in the comparable nine month period. Net sales declined 7.7% in the United States/Canada and 40.9% in Europe in the third quarter of 2003, as compared to the third quarter of 2002. For the nine months period ended September 27, 2003 compared to the same period in the prior year net sales declined 15.2% in the United States/Canada and 49.5% in Europe primarily due to sale of the hybrid and analog display product families in the third quarter of 2002.

Gross Profit

Net sales and gross profit for the third quarter and nine months of 2003 were impacted by a $1,214,000 non cash charge for the fair value of debt conversion rights in a convertible note payable to a related party (see Note 3). The impact of this charge was to reduce gross profit as a percentage of net sales for the third quarter of 2003 by 5.6% from 29.1% before the charge to 23.5% after the charge, and for the nine months ended September 27, 2003 by 2.3% from 15.1% to 12.8%. Gross profit after considering the impact of the charge for the third quarter of 2003 increased by $10.1 million compared to the same period last year. For the nine months ended September 27, 2003, gross profit after considering the impact of the charge increased by $12.1 million compared to the same period last year. The improvements in gross margin were primarily due to the benefits realized from restructuring activities and cost reduction efforts along with the introduction of new products offset by write offs of certain non productive manufacturing assets. In addition, during the second quarter of 2002, we recorded an inventory write-off of $1.9 million for the discontinuance of the analog display and hybrid product lines.

     Gross margin on related party sales compared to other sales for the three months ended September 27, 2003 was higher due to a richer product mix, including certain new products, and due to the concentration of product sales in North America and Europe.

Research and Development

     Research and development expenses for the third quarter of 2003 decreased $30,000 or 0.9%, and for the nine months ended September 27, 2003, research and development expenses increased $58,000, or 0.6%, compared to the same periods in the previous year. For the third quarter of 2003 compared to the third quarter of 2002, research and development costs decreased slightly as increased costs associated with contract designers, impairment of mask sets and depreciation were more than offset by decreased occupancy costs. The slight increase in expenses for the nine months ended September 27, 2003 compared to the same period in 2002 was due to increased headcount and impairment of mask sets, nearly offset by decreased occupancy costs. As a percentage of net sales, research and development increased to 22.2% for the third quarter of 2003, as compared to 20.5% for the same period last year, and for the nine months ended September 27, 2003, as a percentage of net sales, research and development costs increased to 21.5% from 19.5%. These percentage increases were primarily attributable to the foregoing factors as well as the decrease in net sales.

Marketing and Selling

     Marketing and selling expenses for the third quarter of 2003 decreased $54,000, or 3.0%, compared to the same quarter in the previous year. For the nine months ended September 27, 2003, marketing and selling expenses decreased $1.2 million, or 18.5%, compared to the same period of the prior year. The decrease in marketing and selling expenses for the third quarter ended September 27, 2003 compared to the same period last year, were due to decreased occupancy, headcount and advertising costs, partially offset by an increase in distributor representative commissions. For the nine month periods, expenses were lower in 2003 mainly due to decreased occupancy, advertising and travel expenses, offset in part by an increase in the Japan sales office spending. As a percentage of net sales, marketing and selling expenses increased to 11.6% for the third quarter of 2003 compared to 10.9% in the same quarter last year primarily due to the decrease in net sales, and decreased to 11.3% for the nine months ended September 27, 2003 compared to 12.7% for the same period of the prior year, primarily due to cost reductions occurring at a faster rate than the decrease in net sales.

General and Administrative

     General and administrative expenses for the third quarter of 2003 decreased $253,000, or 13.9%, compared to the same quarter in the previous year. For the nine months ended September 27, 2003, general and administrative expenses decreased $437,000, or 7.1%, compared to the same period in the previous year. The decreases in the third quarter ended September 27, 2003 compared to the same period last year resulted primarily from reduced costs associated with doubtful accounts and decreased legal fees resulting from lower levels of services, including services related to financing transactions in 2002. For the nine months ended September 27, 2003 compared to the same period last year, the decreased spending resulted from less fund raising activities as well as reductions in staffing levels. These reductions were partially offset by the payment of severance costs in the second quarter of 2003. As a percentage of net sales, general and administrative expenses decreased in the third quarter of 2003 to 9.5% from 10.3% during the same quarter last year as the impact of cost reductions exceeded the impact of the decrease in net sales. As a percentage of net sales general and administrative expenses for the nine months ended September 27, 2003 increased to 12.6% from 12.3% for the comparable period of the prior year primarily due to the decrease in net sales. General and administrative expenses may increase as we expand our financial infrastructure to improve our controls, systems and procedures.

Restructuring Costs, Reorganization, Impairment and Facility Exit Costs

Fiscal 2003

     During the third quarter of 2003, the Company made a $50,000 cash severance payment relating to the accrued restructuring liability and reduced the accrual by $29,000 as the Company has completed its obligations relating to the facility exit costs. During the nine months ended September 27, 2003, the Company paid $426,000 on the accrued restructuring balance of $755,000 outstanding as of December 31, 2002. The payments also consisted mainly of employee severance costs. In addition, the accrual was reduced by $329,000 for the reversal of accrued facility exit costs and severance costs being less than originally expected. These payments and adjustments have fully drawn down the original accrual balance of $755,000 from December 31, 2002.

Fiscal 2002

     In the third quarter of 2002, Sipex incurred restructuring costs of $5.7 million, an impairment charge of $1.8 million and $1.6 million of reorganization charges. In September 2002, Sipex announced a plan to sell the Company’s 4” wafer fabrication facility in San Jose, California and reduce the production output of the 6” wafer fabrication facility in Milpitas, California by moving to a modified five day per week work schedule from the seven day per week operation.

     Total third quarter restructuring charges in 2002 related to these actions were $5.7 million, which consisted of $256,000 of severance costs related to an approximate 50 employee reduction in force at both manufacturing facilities, $1.9 million in net write-offs of inventory for the discontinued analog display and hybrid product families, $661,000 of facilities exit costs consisting principally of the remaining lease payments at the San Jose fabrication facility and $2.9 million of fabrication equipment which was written off. The fabrication equipment written off consisted of equipment on the Company’s 4” manufacturing product line, which was used mainly in the production of the discontinued analog display wafers and excess equipment on the Company’s 6” line.

     In addition to the restructuring charges in the third quarter of 2002, an impairment charge of $1.8 million was also incurred for the write down to fair value of the machinery and equipment at the 4” San Jose fabrication facility which was closed by the end of the first quarter of 2003. This sale included a minimum level of royalty payments to be paid annually to the Company for a three year period totaling $400,000. Revenue is recognized as received for these royalties due to the length of time and related uncertainties affecting their ultimate receipt.

     During the third quarter of 2002 we also implemented a plan to reorganize the structure of the Company into six functional groups. Changes in management related to this reorganization resulted in a $1.6 million charge for severance and related costs to six former management employees. In the second quarter of 2002, the Company experienced significant changed circumstances resulting from the Company’s stock price decreasing during the quarter, which reduced the Company’s fair value. These circumstances indicated that the Company’s goodwill might not be recoverable. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of the impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off.

Other Expense, Net

     Other expense, net was $217,000 in the third quarter of 2003 and $57,000 in the third quarter of 2002. The increase in other expense, net for the third quarter of 2003 compared to the third quarter of 2002 was due to increased interest expense from the issuance of the convertible notes issued in the second quarter of 2003 and third quarter of 2002. For the nine months ended September 27, 2003, other expense, net was $481,000 compared to $774,000 for the same period of the prior year. This was mainly due to reduced royalty expenses, currently classified within cost of sales, partially offset by higher interest expense from the convertible note issuance in the third quarter of 2002 and the second quarter of 2003.

Income Taxes

     For the third quarter and the nine months ended September 27, 2003, income tax expense consisted of accruals for income taxes relating to our international locations, primarily for our location in Belgium. Income tax expense for the nine months ended September 28, 2002, was the result of providing a full valuation allowance against previously recorded deferred tax assets that were no longer estimated to be recoverable.

Financial Condition, Liquidity and Capital Resources

     As of September 27, 2003, we had available funds of $16.7 million consisting of cash, cash equivalents and short-term investments, as compared to $16.5 million at December 31, 2002. Net cash used in operations was $9.5 million for the nine months ended September 27, 2003 and $10.6 million for the nine months ended September 28, 2002. Net cash used in operating activities in the nine months ended September 27, 2003 resulted primarily from a $15.2 million net loss, of which $7.0 million was non cash related, a $3.2 million increase in accounts receivable, a $0.1 million increase in inventory, a $0.8 million decrease in accrued restructuring charges, and a $0.6 million decrease in accounts payable and accrued expenses, partially offset by an increase in deferred income of $2.6 million and a decrease in prepaid expenses and other current assets of $0.9 million. For the nine months ended September 28, 2002, net cash used in operating activities resulted primarily from a $71.5 million net loss, of which $55.2 million was non-cash related, an $0.8 million increase in accounts receivable, partially offset by an increase of $6.1 million increase in accounts payable and accrued expenses.

     Net accounts receivable was $11.1 million and $7.3 million as of September 27, 2003 and December 31, 2002, respectively. The $3.8 million increase was due primarily to increased collections during the fourth quarter of 2002 as well as a higher proportion of sales during the third quarter of 2003 that shipped in the last month of the quarter.

     Inventory was $15.1 million and $14.4 million as of September 27, 2003 and December 31, 2002, respectively. The $0.7 million increase in the first nine months of 2003 consisted of an increase in finished goods products.

     Net cash provided by (used in) investing activities was $2.1 million and ($9.6 million) for the nine months ended September 27, 2003 and September 28, 2002, respectively. Purchases of property, plant and equipment were $1.4 million for the nine months ended September 27, 2003, and $3.6 million for the nine months ended September 28, 2002. The decrease in property additions for the nine months ended September 27, 2003 compared to September 28, 2002, was due to the ability of the Company to continue to use existing equipment for the expanded sales as opposed to investing in new equipment purchases. Additionally, in the nine months ended September 27, 2003, $3.5 million was provided from the maturity of short-term investment securities, net of purchases.

     Net cash provided by financing activities was approximately $11.1 million for the nine months ended September 27, 2003 of which $10.6 million was from the private placement of convertible debt with an affiliate of Future, a distributor for the Company and related party. In the nine months ended September 28, 2002, net cash provided by financing activities was $28.8 million. In the second quarter of 2002, we received cash of $23.5 million, net of placement agent fees and other costs, through the private placement of 3.0 million shares of Sipex common stock. Proceeds from the offering were used to pay down our line-of-credit to zero, with the balance used for general corporate purposes.

     We have outstanding convertible secured promissory notes in the approximate amounts of $12.0 million and $10.6 million, plus accrued interest, issued to affiliates of Future in September 2002 and June 2003, respectively. The note holders may convert the notes into our common stock, however, in the case of the 2003 note; the note is not convertible unless Future meets predetermined sales levels as set forth in the note. If the notes are not converted pursuant to their terms, the Company will be required to repay the notes upon their maturity dates. In the event of a default under the terms of the notes, the Company’s repayment obligations could be accelerated. In addition, the holder of the 2003 Note may require early repayment of $3,000,000 on each of July 31, 2005 and July 31, 2006. If Sipex is required to repay the notes, the Company may not have sufficient cash available and may be required to obtain alternative sources of financing. Additional financing may not be available or available on terms acceptable to the Company, and could result in additional dilution to existing shareholders.

     Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short term. For example, we have a minimum purchase arrangement with one of our suppliers based on requirements forecasted one year in advance. Our future revenues are difficult to predict and at times in the past we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

     We believe that our currently available cash, cash equivalents and short-term investments, combined with our continued cost reduction programs-in-process and the restructuring and reorganization that we have taken, will be sufficient to meet our cash and working capital requirements through at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate, if our cost reduction initiatives are insufficient for general working capital purposes, or to strengthen our financial position.

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

     Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short term. For example, we have a minimum purchase arrangement with one of our suppliers based on requirements forecasted one year in advance. Our future revenues are difficult to predict and at times in the past we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be unfavorably affected. We may also take steps to adjust our strategic product families and change our cost structure, which may result in our incurring additional restructuring, reorganization and other charges. Based on forecasts, we may increase our operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels; therefore, operating results would be worsened if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

     In addition, our quarterly and annual operating results may continue to be affected by non cash charges against our net sales for the fair value of conversion rights associated with the note issued to an affiliate of Future, our largest distributor, in June 2003. In this regard, a non cash charge of $1,214,000 for the quarter ended September 27, 2003 reduced our net sales by that amount and increased our net loss by the same amount, adversely impacting our net loss per share. Additional accounting charges related to the note and our relationship with Future may have significant adverse effects on our operating results. Furthermore, if we modify the terms of the convertible note or our distribution agreement with Future in an effort to eliminate, reduce or otherwise mitigate the uncertainties associated with non cash charges, such modifications could result in significant adverse accounting charges for the period in which such modifications are made.

     From 2001 through the third quarter of 2003, the semiconductor industry experienced a prolonged and severe downturn that adversely affected our results of operations. Our net sales before the non cash charge for the fair value of debt conversion rights for the quarter ended September 27, 2003 decreased 1.3% from the corresponding prior year period and 1.0% from the quarter ended December 31, 2002. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry lead to decreases in net sales levels and may cause continued losses and cash flow shortages.

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

     As of September 27, 2003 we had not remedied the material weaknesses in our financial controls, systems and procedures. While we have identified and have begun to take measures to improve our systems and internal control structure, implement more rigorous internal accounting and operational policies, procedures and controls, and conduct systems training, the success of these measures cannot be assured and will depend on many factors, including our ability to hire, train and retain additional qualified accounting staff. In this regard, certain key accounting personnel resigned near the end of the third quarter of 2003. While the Company hired temporary replacements and continues to seek permanent replacements, the third quarter end closing process took longer than anticipated and continued to require a significant level of manual reconciliations and adjustments. Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. If we are unable to maintain an adequate level of processes and controls and improve our systems, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected. In addition, we may be unable to achieve Section 404 certification as mandated by the Sarbanes-Oxley Act.

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

     Approximately 85.1% of our net sales in the nine months ended September 27, 2003 are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent three or six months shipments (except for Future, which is based on three months). In addition, in certain circumstances upon termination of the distributor relationship distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. We defer revenue on shipments to Future until the product is resold by the distributor to the end user (sell-through). These provisions, as well as the significant share ownership by Future, cause management to conclude that reasonable estimates of price concessions and returns cannot be made at the time of shipment to the distributor.

We derive a substantial portion of our revenues from Future, a related party, and our revenues would likely decline significantly if Future elects not to make, cancels, reduces or defers purchases of our products.

     Future has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide, and accounted for 32.6% of total net sales before taking into account non cash charges for the fair value of debt conversion rights for the nine months ended September 27, 2003, and 24%, 21% and 23% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.

     We have a distributor agreement with Future that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for their inventory of Sipex products. Sipex maintains a separate price list for products sold to Future, which may be different from the prices charged to customers in direct sales transactions. Our distributor agreement with Future does not contain minimum purchase commitments. As a result, Future could cease purchasing our products with short notice to us. In addition, Future may defer or cancel orders without penalty, which would likely cause our revenues, our business, our financial condition and our stock price to decline.

We may not successfully expand our sales and distribution channels.

     An integral part of our strategy is to expand our sales and distribution channels. We are increasing resources dedicated to developing and expanding these channels but we may not be successful doing so. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenues we receive for each sale will be less than if we had sold the same product to the customer directly. Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Even if we successfully expand our distribution channels, any new distributors may not have the technical expertise required to market and support our products successfully. If parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, we could be required to devote additional resources for customer support and our brand name and reputation could be negatively impacted. Our strategy of marketing products directly to our customers and indirectly through distributors may result in distribution channel conflicts.

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

     Our international sales, excluding Canada, in the nine months period ended September 27, 2003 were $36.2 million or 78% of total net sales before fair value of debt conversion rights and $50.5 million and $44.4 million for the years ended 2002 and 2001, respectively, or 76% and 62% of total net sales before fair value of debt conversion rights, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

     A significant component of the Company’s growth strategy depends on increasing shipments in the optical storage market. During the first nine months of 2003 and the year ended December 31, 2002, we derived all of our optical storage sales from a limited number of customers in Japan. Local suppliers in Japan may have a competitive advantage over Sipex, which could adversely affect our ability to grow sales or continue to compete in Japan or other regions of the world. Any failure to increase our shipments in the optical storage market could limit our ability to grow our business and could adversely affect our operating results.

If we are unable to compete effectively with existing or new competitors, we will experience fewer customer orders, reduced revenues, reduced gross margins and lost market share.

     We compete in markets that are intensely competitive, and which are subject to both rapid technological change and continued price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than we have. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations, looking for additional cost savings and technological improvements. If we are not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Our future competitive performance depends on a number of factors, including our ability to:

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

     There can be no assurance that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, there can be no assurance that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable.

We have only limited protection for our proprietary technology.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we are not aware of any pending or threatened patent litigation that we consider material, there can be no assurance that third parties will not assert claims against us with respect to existing or future products or technologies and we have been subject to such claims in the past. In litigation to determine the validity of any third party claims, such litigation, whether or not determined in our favor could result in significant expense to us and divert the efforts of our management personnel from productive tasks. In the event of an adverse ruling in such litigation, we may be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on acceptable terms, or at all, with respect to disputed third party technology. In the event of a successful claim against us and our failure to develop or license a substitute technology at a reasonable cost, our business, financial condition and results of operations would be materially and adversely affected.

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

     Our success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog circuit designers. The competition for these employees is intense. Our employee’s are employees at-will, which means that they can terminate their employment at any time. There can be no assurance that we will be able to retain our design engineers, executive officers and other key personnel. The loss of the services of one or more of our design engineers, executive officers or other key personnel or our inability to recruit replacements for these personnel or to otherwise attract, retain and motivate qualified personnel could seriously impede our success.

We have recently experienced significant changes in senior management and our corporate organization.

     Our Senior Vice President of Finance and Chief Financial Officer, Senior Vice President of Sales and Vice President of Engineering have joined our company in 2003. In particular, our Chief Financial Officer, Phillip Kagel, joined Sipex in February 2003, after the audit of our financial statements for the year ended December 31, 2002 was substantially complete. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers.

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

     Additionally, we do not have a guaranteed level of production capacity at any of these foundries with the exception of one of our foundries for whom we provide minimum purchase commitments in accordance with our supply agreement announced on August 11, 2003. The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

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

     We have outstanding convertible secured promissory notes in the approximate amounts of $12.0 million and $10.6 million, plus accrued interest, issued to affiliates of Future in September 2002 and June 2003, respectively. The note holders may convert the notes into our common stock; however, in the case of the 2003 note, the note is not convertible unless Future, a related party, meets certain predetermined sales levels as set forth in the note. If the notes are not converted pursuant to their terms, the Company will be required to repay the notes upon their maturity dates. In the event of a default under the terms of the notes, the Company’s repayment obligations could be accelerated. In addition, the holder of the June 2003 Note has the right to cause us to repay a portion of the note early. If the note holder requests such early repayment, we will be required to make payments of $3,000,000 on each of July 31, 2005 and July 31, 2006. If Sipex is required to repay the notes, the Company may not have sufficient cash available and may be required to obtain alternative sources of financing. Additional financing may not be available or available on terms acceptable to the Company, and could result in additional dilution to existing shareholders.

Our stock price has been volatile and could continue to remain volatile.

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the quarter ended December 31, 2000, our stock closing price ranged from a high of $45.125 to a low of $15.875. In the third quarter of 2003, our stock closing price ranged from a high of $9.29 to a low of $4.68. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Affiliates of Future, our largest distributor, beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring shareholder approval and could discourage potential acquisitions of our company.

     As of September 2003, affiliates of Future, our largest distributor, held approximately 8.5 million shares of our common stock, or approximately 30%, of our outstanding common stock. Assuming conversion of the promissory note and exercise of the warrant issued to an affiliate of Future in September 2002, Future would beneficially own approximately 36% of our outstanding common stock. In addition, if Future attains certain predetermined sales levels over three annual periods, the right to convert the principal underlying the promissory note issued to an affiliate of Future in June 2003 will vest. If the warrant is exercised and the notes are fully converted to common stock, Future would beneficially own approximately 41% of our common, stock based on the number of shares outstanding as of September 2003. However, in connection with the issuance of the June 2003 note, we entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of our stock on a fully diluted basis. Also, in connection with the issuance of the June 2003 promissory note, we entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of our common stock issuable upon conversion of the June 2003 note either (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all other shareholders of Sipex.

     Affiliates of Future are not currently represented on our board of directors and do not have contractual rights to such representation or to any participation in the corporate governance of management Sipex. Due to their ownership of a significant percentage of our common stock, these security holders will be able to exert significant influence over actions requiring the approval of our shareholders, including many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of these security holders could have the effect of delaying or preventing a change of control Sipex or otherwise discouraging a potential acquirer from obtaining control of Sipex.

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

     The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio. The two debt instruments that the Company has entered into have fixed interest rates. We do not use derivative financial instruments or engage in hedging activities in its investment portfolio. We ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities.

     At September 27, 2003 we had short-term investments of $6,486,000. Our short-term investments consisted of highly liquid investments with original maturities at the date of purchase of between 91 day and 180 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at September 27, 2003, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, it has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

     The Company had two outstanding convertible notes for $21,244,000, at September 27, 2003. These instruments have a fixed interest rate of 1.5% and 5.75% per annum. Because the interest rates of these instruments are fixed, a hypothetical 10% increase in interest rates will not have a material effect on the Company. Interest rate increases, however, will increase interest expense associated with future borrowings by the Company, if any. We do not hedge against interest rate fluctuations.

Item 4. Controls and Procedures

As of September 27, 2003, we carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Phillip A. Kagel, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Senior management and our Audit Committee were informed by our previous independent auditors as part of the December 31, 2002 audit that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the deficiencies in the systems and processes used in the preparation of the consolidated financial statements and the lack of proper management review and account analysis. Mr. Maghribi and Mr. Kagel determined that these material weaknesses, together with certain other deficiencies, if unaddressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner. As of September 27, 2003, we had not remedied the material weaknesses in our financial controls, systems and procedures. Certain key accounting personnel resigned near the end of the third quarter of 2003. The Company hired temporary replacements; however, the quarter end closing process took longer than anticipated and continued to require a significant level of manual reconciliations and adjustments.

     While the Company hired temporary replacements and continues to seek permanent replacements, the third quarter end closing process took longer than anticipated and continued to require a significant level of manual reconciliations and adjustments.

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

     We continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal controls and disclosure controls and procedures. In this regard we are expanding the finance staff resources to focus on account reconciliations and process improvements.

     As a result of the steps taken to improve controls and following the conclusion of our recently completed review of our financial accounts, Mr. Maghribi and Mr. Kagel concluded that the information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported as required. Based upon their evaluation and as of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer further concluded that our disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

     Other than as described above, there have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On July 10, 2003, the Company filed an 8-K naming Deloitte and Touche LLP as the Company’s new independent auditors.

     On October 28, 2003, the Company filed a Form 8-A with Securities and Exchange Commission announcing it completed its reincorporation from the Commonwealth of Massachusetts to the State of Delaware and amended its By Laws.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Title

31.1	Certification of CEO pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed or furnished four reports on Form 8-K during the quarter ended September 27, 2003. Information regarding each item reported on is as follows:

Date filed or furnished	Item No.	Description

July 10, 2003	4	On July 10, 2003 the Company named Deloitte and Touche LLP as the Company’s new independent auditors.
July 25, 2003	7 and 9	On July 23, 2003 the Company issued a press release announcing preliminary revenue results for the fiscal quarter ended June 28, 2003.
August 5, 2003	7 and 12	On August 4, 2003 the Company issued a press release announcing results for the fiscal quarter ended June 28, 2003.
August 7, 2003	7 and 12	On August 4, 2003 the Company filed a form 8-K with the transcript of conference call of August 4, 2003 relating to Sipex Corporation’s results for the fiscal quarter ended June 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE: November 17, 2003	BY	/s/ Phillip A. Kagel

Phillip A. Kagel Senior Vice President, Finance Chief Financial Officer & Treasurer (Duly Authorized Officer & Principal Financial Officer)

Exhibit Index

Exhibit Number	Title

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.