Form 10-K
period 2003-12-31
SIPEX CORP
filed 2004-03-15
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-27892

Sipex Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-6135748
(State of Incorporation)	(IRS employer identification number)

233 South Hillview Drive, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code:

(408) 934-7500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2003 was approximately $65,900,000 based upon $4.72 per share, the last reported sale price of the common stock on The Nasdaq National Market on that date.

     The number of shares of the registrant’s common stock outstanding on March 8, 2004 was approximately 33,068,000.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain portions of information from the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

i

PART I

Item 1.	Business:

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future including statements regarding our belief that recent initiatives will result in a return to positive cash flow from operations. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Factors Affecting Future Results” beginning on Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations in this document. The terms “Sipex,” “the Company,” “we,” “us,” “its” and “our” as used in this Annual Report on Form 10-K refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.

Availability of Reports and Other Information

      Our Internet website is www.sipex.com. On this web site, the public can access our annual, quarterly and current reports free of charge through a hyperlink to the Securities and Exchange Commission website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Sipex intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendment to, or waiver from, our code of ethics by posting such information on our website at www.sipex.com, provided such method of disclosure is then in compliance with the rules of the NASDAQ National Market and the rules of the Securities and Exchange Commission.

Company Overview

      Sipex was incorporated in May 1965 under the laws of the State of Massachusetts. Effective October 2003, we changed our state of incorporation from Massachusetts to Delaware. Sipex designs, manufactures and markets, high performance, analog integrated circuits (“ICs”) that are used primarily by original equipment manufacturers, or OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Some of the end product applications that contain our ICs are cellular phones, base stations, computers, DVD players, and digital cameras.

      While advances in digital technology have fueled the demand for digital integrated circuits, they have also created a demand for more precise, faster and more power efficient analog ICs. We possess a broad portfolio of analog ICs, organized into three product families: power management, serial interface and optical storage. Our wafer fabrication facility in Milpitas, California along with a number of third-party contractors fabricate, package and test our ICs. Our products are sold either directly or through a global network of manufacturers’ representatives and distributors.

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

      Analog and digital IC manufacturers often share the characteristics of the semiconductor industry including cyclical market demands, capacity limitations, oversupply conditions, manufacturing variation, accelerated product life cycles, price erosion, global competition, requirement for capital equipment expenditures and rapid technology changes. Product life cycles in the analog IC market, with some exceptions, tend to be longer and customer pricing less volatile because competition, particularly foreign competition, is more limited and customers avoid major changes in the analog portions of their products due to the design complexities involved and the volume of the product used in a typical application. The capital expenditures for analog IC manufacturers are typically lower because analog ICs usually consume less silicon area and their fabrication processes are focused on device matching and careful layout and do not require frequent and expensive equipment upgrades or replacements to remain competitive.

Sipex’s Business Strategy

      We supply our customers in target markets with an array of standard product choices as well as custom products, which compete on the basis of features, performance and competitive pricing. Sipex maintains close working relationships with strategic customers. We believe that our relationships enable us to create and follow future directed product and technology roadmaps, and shorten our customers’ product development cycles. In addition, we have restructured our operations during 2002 and 2003 to reduce costs and improve quality.

Sipex Markets, Applications and Products

      We sell products into a variety of applications and markets including networking and communications, computer and peripherals, industrial controls and instrumentation, and consumer products. The customer end-products in these markets are driven basically by the same requirements: higher operating efficiency, higher accuracy, more power at lower voltages, faster data transfer and higher bandwidth. These requirements provide opportunities for Sipex to develop power management, serial interface and optical storage ICs with features designed for applications, ranging from power modules in routers to pick-up heads in CD/DVD systems.

      We currently support approximately one thousand ICs in three product categories. These products, whether custom or proprietary, are designed for specific end applications that require unique feature sets, specific electrical performance criteria (speed, precision, power, etc.), and/or additional system-level integration. We focus on developing these products as standard analog ICs in order to serve larger markets and reduce the risk of dependency on single customer requirements.

      Power Management Products — These ICs regulate, control, monitor or provide the reference voltage for a system or portion of a system. DC/DC regulators and pulse-width modulation/pulse-frequency modulation controllers convert voltage up or down within a system and provide a controlled level of power to the system, independent of normal operating load, line and temperature fluctuations. Supervisory ICs monitor power levels and notify controller ICs of out-of-range power conditions. Voltage references establish benchmark voltages within a system and provide constant outputs independent of temperature and other operating variations. Within this product category, Sipex develops white light-emitting diode (LED) drivers needed in virtually every consumer portable device. This product family is replacing the electroluminescent lamp driver family, which developed high voltage alternating current (AC) signals from low voltage battery sources that provides backlighting for liquid crystal displays (LCDs).

      The power management product portfolio continued to expand in 2003 with proprietary ICs including white LED drivers, DC/DC regulators and controllers. These new products deliver improved power efficiency, increased miniaturization and more power at lower voltage levels to portable power and distributed power applications.

      Interface Products — Interface products facilitate the transfer of digital signals between or within electronic systems and ensure reliable connectivity between networks, computers and the rapidly expanding mix of digital peripherals and consumer portable devices that connect to them. The single protocol RS-232 and RS-485 transceivers comply with international standards in delivering multi-channel digital signals between two systems. The multi-protocol transceivers enable network equipment to communicate with a large population of peripherals that use a diverse set of serial protocol standards without the added burden of multiple add-on boards and cables.

      The focus on lower voltage to conserve energy has made our low voltage, serial interface ICs popular in a variety of digital peripherals including data cables for PDAs, cellular phones and digital cameras. Multi-protocol ICs continue to be used in networking and telecommunications equipment.

      Optical Storage Products — The optical storage product family, a recent addition to the Sipex product portfolio, started shipping in volume during the second quarter of 2002. This product family provides complete electronic solutions for pick-up heads used in optical storage systems, such as CD and DVD devices. Optical storage products tend to have shorter design cycles, time-to-volume and product lives than interface and power management products.

      Optical storage products consist of photo-detector ICs, advanced power control ICs and laser diode drivers. The photo-detector ICs capture a portion of the light reflected from the optical storage medium, convert it to a set of electronic digital signals and forward them to the chipset for processing. The reflected light contains both data and tracking information. The advanced power control ICs capture a portion of the optical power coming from the laser and feed it back into a control system that regulates laser intensity. This control function is used to prevent damage to the laser diode and extend the life of the system. For both of these functions, we have developed technology that permits the photo-detection functions to be incorporated with their signal conditioning circuitry. This functional integration enables faster read speeds and smaller footprints in DVD-R/W, DVD-RAM and CD-R/W systems.

      Sipex has developed a family of laser diode drivers that control the laser diode in the pick-up head. Our devices are designed to drive two lasers at high speed. This will allow the customer to build a 780nm and 650nm system on one pick-up head for combo CD/ DVD devices. We introduced our first product in this product family during 2003.

Sales, Distribution and Marketing

      Sipex sells its products to OEM customers primarily through our distributor network, as well as through a direct sales force and a network of independent sales representatives. The direct sales force consists of regional sales managers and field applications engineers who support our sales representatives, distributors and customers with technical support services. Our sales staff and field application engineers also manage, train and support our network of distributors and representatives. The sales and field applications staff are located in our Billerica, Massachusetts and Milpitas, California facilities and in field offices in China, France, Germany, Japan, Korea, Taiwan and the United Kingdom (See Note 13 for Segment/Export Sales and Major Customers).

      Most of our sales are generated through the worldwide distributor network. Most of our “design win” activity is generated through our wide network of independent representatives and through our direct sales force. Design wins are decisions by customers to include our products as a component of the designs for their own future products.

      Future Electronics Inc. (“Future”), a related party, is our exclusive distributor for North America and Europe. It is also our largest distributor worldwide, and accounted for 16%, 24% and 21% of total net sales,, for the years ended December 31, 2003, 2002 and 2001, respectively. Before adjustment for the charge related to the fair value of debt conversion rights, discussed in Note 2 to the consolidated financial statements, Future represented 34% of total net sales for 2003 (See Item 7 for a discussion of non-GAAP measures). We have a distributor agreement that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for its inventory of our products. We maintain a separate price list for products sold to Future, which is generally different from the prices charged to customers in direct sales transactions. On a quarterly basis, this distributor is permitted to return for credit up to 10% of its total purchases during the most recent three-month period. We recognize revenue on sales to Future under the distribution agreement when it sells the products through to the end customer. For sales to all other distributors and end customers we recognize revenue upon shipment. As of December 31, 2003, affiliates of Future held approximately 8.5 million shares of our common stock, or approximately 30%, of our outstanding common stock. During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into an additional 4.6 million shares of our common stock, bringing the total ownership to 13.1 million shares (see Note 2 for Related Parties), or approximately 40% of our outstanding capital stock as of March 15, 2004.

      In Asia, we sell products through a number of distributors. Distributor sales to this region in 2003, 2002 and 2001 were approximately $37.2 million, $30.4 million and $18.3 million, respectively, representing 58.5%, 45.8% and 25.4%, respectively, before adjustment for the charge related to the fair value of debt conversion rights, as discussed in Item 7. All sales to these international locations are denominated in U.S. dollars. We maintain separate price lists for products sold to distributors, which typically reflect discounts from the prices charged to customers in direct sales transactions, but generally do not provide price protection to these distributors on items that are included in their inventory. During 2003 on a semi-annual basis, these Asia distributors except Japan were permitted to return for credit against product purchases of an equivalent dollar value, up to 5% of their total purchases during the most recent six-month period. Our distributors in Japan may return up to 5% of their total purchases on a quarterly basis. Effective in the first quarter of 2004, all distributors may return products on a three-month cycle.

      We are subject to normal semiconductor market seasonality and are subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, we have not hedged the risks associated with fluctuations in exchange rates but may undertake such transactions in the future.

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

Customers

      Our customer base is comprised of industrial distributors, original equipment manufacturers (OEMs), original design manufacturers (ODMs), and electronic manufacturing services companies (EMS). Industrial distributors provide logistical and supply chain services to their customers. The OEMs and ODMs use our products as components in their equipment and systems. In certain cases, we sell our products to EMS companies who buy our products and use them in the systems and subsystems they manufacture for OEMs and ODMs.

      The end users of our products include Cisco Systems, Dell Computer, Hewlett-Packard, IBM, Nortel Networks, Siemens AG and Toshiba.

      See also our disclosure regarding Future, our exclusive distributor for North America and Europe under “Sales, Distribution and Marketing” above.

Backlog

      Our product backlog was approximately $9.1 million at December 31, 2003 compared to $12.8 million at December 31, 2002. The decrease in Sipex’s backlog as of December 31, 2003 was primarily due to the phase out of legacy products, such as hybrid and electroluminescent display driver (EL). We generally include in backlog all orders scheduled for delivery within one year. However, our business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Sipex generally permits orders to be canceled or rescheduled without significant penalty to customers. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenues. In addition, due to the high percentage of our sales going through the distributors’ channel, our backlog may be affected by inventory levels at our distributors.

Manufacturing

      Sipex has a wafer fabrication facility in Milpitas, California which supplies most of our product needs except for the optical storage products and certain power products requiring more advanced process technologies. This wafer fabrication facility commenced manufacturing operations in the second half of 1999, and was used to produce both four-inch and six-inch diameter wafers. The lease for the four-inch wafer facility, located in San Jose, California, was assumed by an unrelated third party in early 2003 as a part of Sipex’s restructuring initiative. At the end of December of 2002, we ceased all test operations in Billerica, Massachusetts and transferred those operations to the subcontractors in Asia.

      Our manufacturing capabilities are broadened by using third-party foundries to produce complementary metal-oxide semiconductor (CMOS) processed wafers and BiCMOS processed wafers. The use of third-party foundries enables us to minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence. All of these foundries have been certified as ISO-9001 compliant. Production by third party foundries represented approximately 25.5%, 29.6%, and 26.4% of Sipex shipments in 2003, 2002 and 2001, respectively. In 2003, we entered into an exclusive sourcing arrangement with PolarFab on certain products in return for favorable pricing, delivery and engineering support. We did not experience parts shortage conditions in 2003.

      Sipex tests integrated circuits or “die” on the wafers produced internally and by its foundries for compliance with performance specifications before assembly. Our commercial products are assembled and tested by a variety of subcontractors in Asia which have been certified as ISO-9002, TL16949 compliant. Following testing, the packaged units are shipped directly from our subcontractors to our customers worldwide.

Product Quality Assurance and Reliability

      Sipex is committed to customer satisfaction and continuous improvement in all aspects of its business. This is accomplished through a comprehensive quality and reliability system founded on documented procedures. Quality tools such as statistical process control, cross-functional teaming and advanced statistical analysis are used in qualification, production processes and quality improvement activities. We maintain close relationships with our subcontractors and routinely qualify suppliers to established standards. Sipex is ISO-9001-2000 certified and has continuously maintained its ISO certification since 1996.

Patents, Licenses and Trademarks

      We seek to protect our proprietary technology through patents and trade secret protection. Currently, we hold a number of patents expiring between now and 2021 and have additional United States patent applications pending, although there can be no assurance that any patents will result from these applications. While we intend to continue to seek patent coverage for our products and manufacturing technology where appropriate, we believe that our success depends more heavily on the technical expertise and innovative abilities of our personnel than on our patent position. Accordingly, we also rely on trade secrets and confidential technological know-how in the conduct of our business. There can be no assurance that our patents or applicable trade secret laws will provide adequate protection for our technology against competitors who may develop or patent similar technology or reverse engineer our products. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

      Pursuant to license agreements, Sipex pays a royalty to Maxim Integrated Products and Analog Devices for certain interface product sales. We also paid a royalty to Timex Corporation for certain electroluminescent product sales through September 2003 when the contract ended. In addition, during 2002 we paid Lemelson Medical, Education and Research Foundation and Syndia Corporation for certain CMOS and BiCMOS processes.

Research and Development

      Sipex believes that continued introduction of new products in target markets is essential to growth. As performance demands and complexity of analog circuits have increased, the design and development process has become a multi-disciplinary effort, requiring diverse competencies to achieve customers’ desired performance. In addition to our staff of design engineers, we have an infrastructure of product and test engineers who perform various support functions.

      We spent approximately $13.1 million in 2003 and $12.9 million in 2002 and 2001 on research and development, representing 26.4%, 19.5% and 17.9% of net sales for these periods, respectively. We expect to focus more on the productivity of our research and development investment through better product definition, consistent strategy and improved tools. Overall expenditures in support of research and development activity are likely to increase slightly in absolute dollars in the near future.

      Our ability to compete depends in part upon continued introduction of technologically innovative products on a timely basis. Research and development efforts are directed primarily at designing and introducing new products and technologies. We seek to continually upgrade our internal technology while also working with foundries to develop new technologies for new generations of products. In addition, we seek to continually refine our manufacturing practices and technology to improve product yields.

Competition

      We compete in multiple segments of the analog integrated circuit market. This market is intensely competitive and many major semiconductor companies presently compete or could compete with Sipex in the same applications or products. Sipex’s current primary competitors include Analog Devices, Intersil, Linear Technology, Maxim Integrated Products, Micrel Semiconductor, National Semiconductor, On Semiconductor, Pioneer, Semtech, Sharp, Sony and Texas Instruments among others. Our primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution, other resources and broader product lines than we do. In addition, there are foreign semiconductor makers that compete primarily on a price basis. Although foreign companies, active in the semiconductor market, have not traditionally focused on the high performance analog market, with the exception of the optical marketplace, many foreign companies have the financial and other resources to participate successfully in these markets and may become formidable competitors in the future.

      We believe that product innovation, quality, reliability, performance and the ability to introduce products rapidly are important competitive factors in our target markets, because we compete primarily during the customer’s design-in stage of product development. We further believe that cost competitiveness is paramount in every segment of the semiconductor industry.

Employees

      At December 31, 2003, we had 314 full-time employees, as compared with 334 employees in the prior year. During the fourth quarter of 2002 and the first quarter of 2003, as part of our restructuring initiative, we outsourced back end test operations to Asia, reducing headcount by 28 staff. This reduction in headcount was partially offset by hiring in engineering and other critical functions.

      During the later part of 2002, we implemented a restructuring program that included discontinuing the Billerica, Massachusetts manufacturing activities, discontinuing the four-inch wafer fabrication in San Jose, California, the reorganization of the Company into functional groups and the full conversion to six-inch wafer fabrication facility in Milpitas, California. These actions in 2002 resulted in a significant reduction of the Company’s headcount compared to our headcount at the end of 2001 which was 442 employees.

      We believe that our future success will depend, in part, on our ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage.

Item 2.	Properties:

      Sipex’s corporate office is located in Milpitas, California. Information regarding our principal plants and properties appears below:

		Approximate
		Facility Size		Lease
Location	Description	(Square Feet)	Owned/Leased	Expiration Date

Milpitas, CA	Manufacturing/Design Center/ General Office	91,700	Owned	—
Billerica, MA	Design Center/ General Office	63,280	Leased	01/31/2008
Munich, Germany	General Office	1,230	Leased	09/30/2004
Tokyo, Japan	General Office	2,500	Leased	01/31/2005
Zaventem, Belgium	Design Center/ General Office	9,540	Leased	09/30/2009
Shenzhen, China	General Office	1,310	Leased	04/29/2005
Taipei, Taiwan	General Office	2,600	Leased	03/31/2004
Ipoh, Perak, Malaysia	Warehouse	2,630	Leased	6-month notice

      We believe that our existing facilities adequately serve our current needs. We are seeking to sublease the unused portion of the facility located in Billerica, Massachusetts and have established a restructuring reserve of $1.1 million in October 2003.

Item 3.	Legal Proceedings:

      As of March 8, 2004, there were no material pending legal proceedings to which we or our subsidiaries are a party. Sipex may become involved in various legal actions arising in the ordinary course of business, including securities class actions and other actions.

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

Item 4.	Submission of Matters to a Vote of Security Holders:

      No matters were submitted to a vote of Sipex’s security holders during the fourth quarter ended December 31, 2003.

Executive Officers of Sipex

      Information relating to the executive officers of Sipex is set forth below. All officers held office as of December 31, 2003.

Name, Age & Position	Business Experience

Walid Maghribi — Age 51 Chief Executive Officer, President and Director	Mr. Maghribi joined Sipex in August 2002 as Chief Executive Officer and President. In addition, Mr. Maghribi serves as a member of the Board of Directors. Mr. Maghribi was Senior Vice President of Advanced Micro Devices, Inc., or AMD, a semiconductor manufacturer, and President of the Memory Group. Mr. Maghribi was at AMD for 16 years where he served in various other management and executive positions, including Vice Chairman of the Board of Fujitsu-AMD Semiconductor Ltd. Prior to joining AMD, Mr. Maghribi served in various technical and management positions at Seeq, an Ethernet data communications products company, National Semiconductor, a semiconductor manufacturer, and Intel, a semiconductor chip maker. Mr. Maghribi earned a BSEE from San Jose State University and a MS in computer science from the University of Santa Clara.

Phillip A. Kagel — Age 54 Senior Vice President, Finance, Chief Financial Officer and Treasurer	Mr. Kagel joined Sipex in February 2003 as Senior Vice President, Finance, Chief Financial Officer and Treasurer. From 1997 to 2002, Mr. Kagel was Vice President, Corporate Controller and Vice President, Global Tax at Solectron Corp., an electronic manufacturing services company. Prior to Solectron, Mr. Kagel was Chief Financial Officer over a twelve-year period at Akashic Memories Corp., a privately held developer and manufacturer of disk drive media and at Sigmatron Nova, Inc., a publicly held flat panel display company. Mr. Kagel holds a BS in Mathematics from Brigham Young University and an MBA from the University of Missouri.

Joseph T. Rauschmayer — Age 45 Senior Vice President, Operations	Mr. Rauschmayer joined Sipex in September 2002 as Senior Vice President of Operations. From 1988 to 2002, Mr. Rauschmayer held various management positions in manufacturing and product line management at Advanced Micro Devices, Inc., or AMD, a semiconductor manufacturer, most recently as Vice President of Product Line Engineering for AMD’s Memory Group. Prior to his tenure at AMD, Mr. Rauschmayer held engineering management positions at the Solid State Electronics Division of Honeywell, a diversified technology and manufacturing company, and at the Solid State Division of RCA, a consumer electronics company. Mr. Rauschmayer earned a BSEE from Wilkes University and a MSEE from Ohio University.

Kevin Plouse — Age 43 Senior Vice President, Business Development	Mr. Plouse joined Sipex in September 2002 as Senior Vice President, Marketing and Business Development. From 1983 to 2002, he held various positions in marketing, engineering, and manufacturing at Advanced Micro Devices, Inc., or AMD, a semiconductor manufacturer, most recently as Vice President of Marketing and Business Development for AMD’s Memory Group. Mr. Plouse earned a BSEE from the University of the Pacific.

PART II

Item 5.                      Market for the Company’s Common Equity and Related Shareholder Matters:

      Since April 2, 1996, the date of our initial public offering, our common stock has been available for quotation on The Nasdaq National Market under the symbol “SIPX.” The following table sets forth, for the period indicated, the high and low closing sale prices per share as reported on The Nasdaq National Market:

Quarterly Stock Market Data

Fiscal 2003	Dec. 31, 2003	Sept. 27, 2003	June 28, 2003	March 29, 2003

Stock price range per share:
High	$10.76	$9.29	$5.17	$3.70
Low	7.50	4.68	2.82	2.23

Fiscal 2002	Dec. 31, 2002	Sept. 28, 2002	June 29, 2002	March 30, 2002

Stock price range per share:
High	$4.26	$4.93	$11.20	$13.45
Low	0.96	1.60	4.09	9.51

      On December 31, 2003, there were 68 shareholders of record. We believe that the number of beneficial holders of common stock exceeds 3,000. The last reported sale price of the common stock on March 8, 2004 was $7.48 per share. We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all of our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

      The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

      As of December 31, 2003, affiliates of Future, our largest distributor, held approximately 8.5 million shares of our common stock, or approximately 30%, of our outstanding common stock. During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into our common stock for 4.6 million shares which have not been registered with the Securities and Exchange Commission. As of March 8, 2004, the affiliates of Future held 13.1 million shares, or 40% of our outstanding capital stock.

Item 6.	Selected Financial Data:

      Selected financial data for the last five years appear below (in thousands, except per-share data):

	Years Ended December 31,

	2003	2002	2001	2000	1999*

Operating Results:
Net sales	$49,412	$66,260	$72,062	$114,620	$89,820
Gross profit (loss)	(4,392)	(8,488)	(2,536)	35,742	32,106
As a % of net sales	(8.9)%	(12.8)%	(3.5)%	31.2%	35.7%
Depreciation and amortization	7,302	7,675	6,662	4,273	2,528
Research & development expenses	13,054	12,944	12,858	13,159	10,623
Income (loss) from operations	(33,559)	(47,455)	(32,928)	3,473	2,321
Income (loss) before income taxes	(34,305)	(47,542)	(32,282)	5,540	3,680
Net income (loss)	(34,623)	(79,276)	(19,692)	3,917	6,099
As a % of net sales	(70.1)%	(119.6)%	(27.3)%	3.4%	6.8%
Net income (loss) per common share — basic	(1.23)	(2.92)	(0.82)	0.18	0.28
Net income (loss) per common share — diluted	(1.23)	(2.92)	(0.82)	0.16	0.28

	Years Ended December 31,

	2003	2002		2001		2000	1999*

Balance Sheet and Financial Data:
Cash and cash equivalents	$18,185	$6,489		$4,874		$1,732	$1,355
Short-term investment securities	2,994	9,980		—		—	5,734
Restricted cash equivalents and securities	—	—		—	**	36,750	36,750
Total assets	101,604	98,786	***	145,127		148,768	119,795
Long-term debt	21,323	10,455		7,396		7,057	—
Working capital	28,931	27,775		36,260		44,845	42,037
Current ratio	2.4	3.0		4.7		3.5	3.9
Capital expenditures	3,017	4,108		40,441	**	19,467	9,214
Shareholders’ equity	59,261	74,520		127,822		122,797	105,101

*	The financial data has been adjusted to reflect the combined operations of Sipex Corporation and Calogic as a result of the November, 1999 merger which was recorded as a pooling of interests.

**	In June 2001, Sipex purchased the land, building and equipment of its Milpitas, California, manufacturing facility for $35.0 million which was formerly under lease. Proceeds for the buyout were provided through the liquidation of $36.8 million of restricted cash that had previously secured the lease of the facility and equipment.

***	The 2002 decrease in total assets was mainly due to the establishment of a 100% valuation allowance of $31.9 million for deferred tax assets, the disposition of machinery and equipment with a net book value of $6.7 million and $3.0 million write off of goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

      The following discussion should be read together with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. To supplement our consolidated financial statements presented in accordance with GAAP, we are presenting non-GAAP measures of net sales, which are adjusted from results based on GAAP, to present net sales before considering the impact of the $14.1 million non-cash charge related to the fair value of debt conversion rights to a related party, which is described below. This non-GAAP adjustment is provided to enhance the overall understanding of our net sales compared to the GAAP results of the prior year periods. Specifically, we believe that the non-GAAP results provide useful information to both management and investors by excluding this non-cash charge that we believe is not indicative of our core operating performance. When such comparisons are made below, the inclusion or exclusion of the charge is clearly disclosed. The presentation of this additional information is not intended to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States, and is not necessarily comparable to non-GAAP results published by other companies.

Overview

      We design, manufacture and market, high performance, analog integrated circuits, or ICs, that are used primarily by original equipment manufacturers, or OEMs, operating in the computing, consumer, communications and networking infrastructure markets. Some of the end product applications that contain our ICs are cellular phones, base stations, computers, DVD players, and digital cameras. Our products fall into three major product families: power management; interface; and optical storage.

      Economic conditions in the analog semiconductor industry began to improve in 2003 following a prolonged downturn during 2001 and 2002. Capacity utilization for the nation’s semiconductor makers reached 82.4% in November 2003, which was the first time it had exceeded 80% since December 2000. For Sipex, demand in the first half of 2003 continued to be soft, while in the second half of the year there were signs of increased end user demand. As with other semiconductor manufacturers, we are affected by overall market demand trends; however, we believe during 2003 our sales performance was more dependent on execution of our internal initiatives than on overall market conditions.

      We focus on several key areas to drive operating and financial performance, including product mix, new product introductions, capacity utilization, cost reductions and productivity. All of these key areas are interrelated and important in achieving improved gross margin.

      Product mix between our three product families and the sale of new products within each of our product families can significantly impact overall gross margin. Power management product gross margins have a wide range depending on the mix of sales within this product family. The very high volume commodity products sold into the Asian market, such as power regulators, have generally lower margin. By contrast, our advanced power management product offerings, such as white LED drivers, are new products, and contribute higher margins. Interface products generally bring higher margins than power management products, because they are manufactured in our internal fab. Optical storage product gross margins are generally above the Company average, as all the products are new and proprietary.

      Capacity utilization of our wafer fab in Milpitas, California is also an important factor in driving gross margin improvement. A large portion of our fab cost structure is fixed, such as depreciation and payroll expenses for process engineering and manufacturing support, which can be leveraged over an increasing volume of completed wafers. We build wafers for certain power management and all interface products in our fab. We outsource all optical storage products.

      Cost reductions and productivity improvements are required in order to remain competitive in our marketplace. Cost reductions are achieved in several ways, such as re-designing the products to “shrink” the size of the “die”, providing more individual products per wafer produced. This generates increased output without adding significant incremental cost. Other cost reductions and productivity improvements come through product back end yield improvement and test time reduction.

      During 2003 we continued the transformation of our product mix, eliminating legacy products, such as hybrid and EL, while focusing on existing products and increasing the sale of new products introduced in our three core product families. Net sales attributed to legacy products decreased from $17.8 million in 2002 to $2.5 million in 2003. Net sales of our three core product families increased from $48.5 million in 2002 to $61.1 million in 2003 (excluding the impact of the $14.1 million charge for the fair value of debt conversion rights), or 25.9%. New products introduced in optical storage enabled sales in this product family to grow 263% compared to 2002. We also introduced several new products in the interface and power management product families.

      Our wafer fab operation in Milpitas produced approximately 84% of our wafer requirements. In 2003 we produced 13% more wafers than in 2002, leveraging our fab cost structure, which contributed to our improved gross margin. In addition, we reduced cost in the back end test operations by outsourcing more of the test operations to contract manufacturers in Asia. These cost reductions resulted from some of our restructuring initiatives in 2002. In the second half of 2003, we converted certain of our high volume interface products to two-micron geometry from five- micron, thereby increasing the number of circuits per wafer, and increasing the end product sales value per wafer significantly with relatively minor increase in wafer cost.

      As a result of the sales product mix transformation and the manufacturing improvements, our gross margin improved from an $8.5 million loss in 2002 to a $4.4 million loss in 2003. The gross loss of $4.4 million in 2003 included a non-cash charge of $14.1 million reflecting the impact of the fair value of debt conversion rights with Future, related party (see Note 2 for Related Parties). Our net cash used from operations improved from a $15.2 million net use of cash in 2002 to a $7.3 million net use of cash in 2003.

Relationship with Future

      Future Electronics Inc. (“Future”), is our exclusive distributor for North America and Europe. It is also our largest distributor worldwide, and accounted for 16%, 24% and 21% of total net sales for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, Future increased its ownership of the Company and became a related party. We anticipate that sales of its products to Future will continue to account for a significant portion of our revenues. We have a distributor agreement that provides for Future to act as our sole distributor for certain products within these territories. Sales to this distributor are made under an agreement that provides protection against price reduction for its inventory of our products. We recognize revenue on sales to Future under the distribution agreement when it sells the products through to the end customer.

      On September 27, 2002, Sipex sold a convertible secured note (“the First Note”) with an attached warrant to an affiliate of Future for an aggregate cash amount of $12.0 million. The private placement was convertible into 1.6 million common shares at $7.50 per share and included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is $2.9458. The First Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California.

      In June 2003, we received $10.6 million in cash as part of a convertible note (the “Second Note”) financing from an affiliate of Future. In December 2003, we entered into an agreement with the affiliates of Future to amend certain terms of the First Note and the Second Note. The agreement, among other things, amended the Second Note to provide for full acceleration and vesting of the holder’s conversion rights under the Second Note. In addition, the agreement provided that, upon expiration or termination of the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), regulatory waiting period, the holder would convert the Second Note into 3.0 million shares of our common stock at the original stated conversion price of $3.52 per share. In exchange for the full acceleration of the conversion rights under the Second Note, the holder paid us an additional $3.0 million in cash, forgave $411,000 in currently accrued interest and agreed to eliminate our future interest obligations under the Second Note.

      The agreement also provided that, upon the expiration or termination of the HSR Act waiting period, the holder would convert the First Note into 1.6 million shares of our common stock at the original stated conversion price of $7.50 per share. In addition, the holder agreed to immediately eliminate our future interest obligations under the First Note. The agreement also provided that, upon obtaining the required HSR Act clearance, the holders would cancel and otherwise release all security interests these entities may have on any of our assets.

      In February 2004, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act and the holders converted the First Note and the Second Note into an aggregate of 4.6 million shares of our common stock.

      In connection with the Second Note, we recorded a $14.1 million non-cash charge for the fair value of debt conversion rights, which were accelerated. This charge will not recur in the future.

      Ownership by affiliates of Future is limited to 35% of total Sipex stock on a fully diluted basis. Affiliates of Future are required to disgorge 50% of any profits through sale of this stock if more than 25% of aggregate peak beneficial ownership of the Company’s voting stock is sold on or before June 30, 2005; or more than 50% is sole on or before June 30, 2005; or more than 75% of is sold on or before June 30, 2007.

      Affiliates of Future are not currently represented on Sipex’s board of directors and do not have contractual rights to such representation or to any participation in the corporate governance or management of the Company. Sipex’s board of directors have been granted proxy to vote all 3.0 million shares of common stock converted pursuant to the Second Note.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those significant estimates that are particularly susceptible to change, which include revenue recognition, sales returns, inventory valuation, restructuring and impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

      Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonable assured.

      Future Electronics Inc. (“Future”), a related party, is our exclusive distributor for North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for Future’s inventory of our products. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, we recognize revenue on sales to Future when Future sells the products through to the end customer. Accounts receivable are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

      For all other sales, revenue is recognized upon title transfer and shipment because these distributors/customers have no price protection and have limited return rights. Distributors are permitted to return products limited to a percentage of their purchases over a specified period of time. We are able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, we accrue for estimated sales returns upon shipment based upon historical trends as well as any known pending sales returns.

      We account for the fair value of the debt conversion rights of a convertible note payable to our related party distributor as a charge against net sales in accordance with Emerging Issues Task Force (“EITF 01-1”), “Accounting for a Convertible Instrument Granted or issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash.” However, this accounting treatment was discontinued on December 23, 2003 when Sipex entered into an agreement with the affiliates of Future to terminate the convertible debt pending termination of the waiting period under the HSR Act. During February 2004, following early termination of the HSR Act waiting period, the affiliates of Future exercised the conversion rights to convert their notes into our common stock for 4.6 million shares (See Note 2 for Related Parties).

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

      In estimating reserves, we also consider unusual events and market conditions. It is possible that future events such as the introduction of a competitive product, product obsolescence, price competition, weakness in the semiconductor industry and distributors’ desire to decrease levels of inventory in the distribution channel could result in significant changes in customer demand and cause future returns to increase beyond historical levels. Management believes that it is able to estimate returns, and establish appropriate reserves for returns from customers for which Sipex recognizes revenue as of shipment, using the process described above. However, since reserves for estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual returns experience, or changes in our estimate of reserves for future returns, would be reflected in our reported revenues in the period we determine that difference, and could have a material impact on our future results of operations. Historically, our actual returns have been materially within our expectations.

      Inventory Valuation. We write down inventory for estimated excess quantities, obsolescence or unmarketability. In addition, we write down inventory costs to the lower of cost or market. Excess and obsolete inventory is determined by comparing current inventory to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the cost basis. In estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and all other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Reviews of the valuation of inventory are performed on a quarterly basis. In 2003, we recorded a $2.8 million write-down for excess and slow moving inventory. Also, inventory with an adjusted zero cost basis that was included in the $5.4 million provision in 2002 was sold for $1.0 million during 2003.

      Restructuring and Impairment. The determination of the estimated restructuring accrual and impairment requires significant management judgment. To estimate the restructuring accrual, we prepare a plan that includes the number of employees to be terminated and the related severance cost, the amount of impairment for certain fixed assets and inventory, the termination costs of certain leases and the related actions required to execute the plan. It is possible that future events such as voluntary employee terminations, sublease agreements or a shift in the timing of the execution of the plan could result in significant changes to the original estimate. Restructuring costs recorded in 2002 were subsequently adjusted for a reduction of $330,000 in 2003.

      We accounted for restructuring charges beginning January 1, 2003 in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Prior to January 1, 2003, we accounted for restructuring in accordance with Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment Charges.”

      During the fourth quarter of 2003 we established a $1.1 million restructuring reserve for our facility in Billerica, Massachusetts. This followed our 2002 restructuring initiative in which we transferred our back end test operations to Asia in the first quarter of 2003 and began to integrate other support activities to Milpitas, California. By the fourth quarter of 2003 we had vacated and segregated approximately 75% of the Billerica, Massachusetts facility and are seeking a lessee for this unoccupied space. The restructuring reserve represents the present value of future lease payments subsequent to abandonment less any estimated sublease income net of associated costs. To estimate future sublease income, we worked with an independent broker to estimate the length of time to sublease the facility and the total amount to be received. However, our estimates of expected sublease income could change in the future based on factors that affect our ability to sublease this facility such as general economic conditions and the real estate market, among others.

      We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an impairment is indicated, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In estimating future net cash flows, management makes certain assumptions including future sales levels, gross profit margins and expense levels and proceeds from disposition. The future net cash flows can vary from management estimates due to unforeseen circumstances that may result in additional impairment charges required to be recognized in the income statement.

      Income Taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management assessed that it is not more likely than not that the deferred tax assets at December 31, 2002 will be realized in the future. We therefore established a full valuation allowance and incurred a tax charge for the full amount of deferred income tax asset of $48.8 million for the year 2002. Our deferred tax assets at December 31, 2003 continue to have a full valuation allowance.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in our consolidated statements of operations.

	Years Ended December 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	108.9	112.8	103.5

Gross loss	(8.9)	(12.8)	(3.5)
Operating expenses:
Research and development	26.4	19.5	17.9
Marketing and selling	15.0	12.2	13.8
General and administrative	16.1	12.2	9.8
Restructuring	1.5	3.2	0.2
Impairment of fixed assets	—	7.2	—
Amortization/impairment of goodwill	—	4.5	0.5

Total operating expenses	59.0	58.8	42.2

Loss from operations	(67.9)	(71.6)	(45.7)
Other expense, net	(1.5)	(0.1)	0.9

Loss before income taxes	(69.4)%	(71.7)%	(44.8)%

Fiscal Year Ended December 31, 2003 compared to Fiscal Year Ended December 31, 2002

      Net Sales. Net sales decreased 25.4% to $49.4 million for the year ended December 31, 2003, as compared to $66.3 million for the year ended December 31, 2002. The decrease in net sales included a non-cash charge of $14.1 million reflecting the fair value of conversion rights related to the 2003 convertible note to Future (see Note 2 for Related Parties). Before considering the impact of this charge, net sales for the year 2003 were $63.5 million, or a 4% decrease compared to 2002. This decrease was attributable to our strategy to exit legacy product lines, hybrid and EL for which net sales reduced by $15.3 million, which was partially offset by a $12.6 million increase in our core product families including interface, power management and optical storage. The increases in 2003 compared to 2002 for all three product families were the following: interface was $4.9 million or 16.2%; power management was $751,000 or 4.7%; and optical storage was $6.9 million or 263.0%. These increases were primarily due to several factors, including the introduction of several new products in all three families; cost reductions in interface and power management products allowing the Company to compete in commodity pricing market conditions; and increased focus in managing the representative and distribution network to increase design wins for interface and power management products. All of the increase in optical storage products was due to new products introduced in 2003. In the third quarter of 2002, we sold the hybrid product family to SatCon Electronics Inc, which resulted in no net sales for this product line in 2003. In addition, we discontinued producing the EL product family by the first quarter of 2003.

      Geographically, during 2003 international net sales were flat year over year, however domestic sales decreased $2.2 million. Sales in Japan grew by $8.0 million or 132% compared to 2002. The ramping of optical storage products in 2003 accounted for this increase as all our optics sales were generated in Japan. In Asia other than in Japan, net sales were slightly down as the mix shifted from legacy products to power management products. Net sales in Europe and the rest of the world decreased $7.5 million due to the discontinuance of the legacy product lines, partially offset by increases in both interface and power management products.

      Gross Profit (Loss). Gross loss of $4.4 million for the year ended December 31, 2003 included a non-cash charge to sales reflecting the fair value of debt conversion rights of $14.1 million (see Note 2 for Related Parties). The impact of this charge was to reduce gross profit from 15.3% of net sales to a gross loss of 8.9%. Compared to 2002, gross loss decreased by $4.1 million. This improvement comprised the following: product mix, manufacturing yield and process improvements of $6.0 million, cost reductions related to restructuring initiatives of $5.8 million, lower inventory write-downs of $3.8 million due to completion of our legacy product line exit initiative in 2002, restructuring costs of $1.6 million in 2002, and $1.0 million of revenue from the sale of the inventory in 2003 that was written-off in 2002. These were partially offset by the $14.1 million non-cash charge for the fair value of debt conversion rights. Manufacturing yield and process improvements were the result of our continued effort primarily in standardized manufacturing processes and improved design for manufacturability.

      During the second half of 2003 we converted a portion of our capacity to two-micron geometry from five-micron geometry that resulted in increasing the number of circuits per wafer, and increasing the end product sales value per wafer significantly with relatively minor increase in wafer cost. This also contributed to our improved cost and yield performance. In addition, we increased our wafer output while reducing direct labor hours in 2003 compared to 2002.

      Research and Development. Research and development expenses in 2003 were $13.1 million compared to $12.9 million in 2002. During 2003 we added several designers resulting in $0.8 million of expense and obsoleted certain mask sets totaling $0.3 million. These increases were partially offset by reduced occupancy costs. As a percentage of net sales, research and development costs were 26.4% compared to 19.5% in the prior year. This was primarily due to the reduction in net sales, which resulted from a non-cash charge reflecting the fair value of debt conversion rights (see Note 2 for Related Parties). We anticipate that research and development spending will increase in 2004.

      Marketing and Selling. Marketing and selling expenses of $7.4 million in 2003 were lower compared to 2002 by $0.7 million due to reduced occupancy costs, marketing communications and travel, partially offset by increased spending and headcount in our Japan and Taiwan sales offices and increased sales representative commissions due to increased sales in our core product families. Sales and marketing expenses were 15.0% of net sales in 2003 compared to 12.2% of net sales in 2002. This increase in percentage of net sales in 2003 was primarily due to the non-cash charge for the fair value of debt conversion rights (see Note 2 for Related Parties). The increase was also attributable to the reduction in net sales before the non-cash charge, partially offset by the reduced spending.

      General and Administrative. General and administrative expenses were $7.9 million in 2003 compared to $8.1 million in 2002 or a reduction of $0.2 million. This decrease was largely due to lower severance costs of $0.7 million and lower legal costs of $0.5 million in 2003 compared to 2002, partially offset by higher insurance costs, filing fees and other expenses.

      Restructuring and Fixed Asset Impairment. In 2002 we transferred our back end test operations to Asia and completed the move of our headquarters and major operations to Milpitas, California. During 2003, $330,000 was reversed from the 2002 accrual for management reorganization charges and employee severance costs. In December of 2003, we established a restructuring reserve of $1.1 million for our Billerica,

Massachusetts facility which includes a design center occupying approximately one-fourth of the space. We are seeking a lessee for the unused portion of the building. Accrued restructuring costs for the present value of future lease payments net of sublease income and associated costs as of December 31, 2003 for this facility included short-term portion of $422,000 and long-term portion of $535,000, respectively.

	Restructuring	Impairment
	Costs	Costs	Inventory Costs

Accrual balance 12/31/01	$—	$—	$—
Incurred 2002	2,857	4,718	1,908
Charges utilized	(1,371)	(4,718)	(1,524)
Adjustments to accrual	(731)	—	(384)

Accrual balance 12/31/02	755	—	—
Incurred 2003	1,067		—
Charges utilized	(535)	—	—
Adjustments to accrual	(330)	—	—

Accrual balance 12/31/03	$957	$—	$—

      Other Income (Expense), Net. Other income (expense), net was $(746,000) in 2003 compared to $(87,000) in the prior year. The increase in expense was attributable to the interest expense associated with the two convertible notes with Future (See Note 2 for Related Parties). During 2002 we incurred interest on the first note in the fourth quarter only. During 2003 we incurred interest on the first note until December 22, 2003 and incurred interest on the second note from June 20, 2003 until December 22, 2003. As of December 23, 2003 all future interest expense had been forgiven. Both convertible notes were extinguished and converted into 4.6 million of our common shares as of February 18, 2004.

      Income Tax Expense. Income tax expense in 2003 was $318,000 based on the expected tax liability from our off-shore operations, primarily Belgium. Notwithstanding our net operating losses, we did not record a tax benefit as we believed that it was not more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would be utilized in the future to offset taxable income.

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31, 2001

      Net Sales. Net sales decreased 8.1% to $66.3 million for the year ended December 31, 2002, as compared to $72.1 million for the year ended December 31, 2001. The decrease in net sales was primarily attributable to the continued global slowdown in the semiconductor technology end-markets resulting in lower average selling prices. The decreases were primarily in the hybrid, analog display and legacy product families. These decreases were partially offset by increased sales in the power and optical storage product families. Net sales for 2001 were also unfavorably affected by $4.5 million in the first quarter of 2001, which was related to a change in the timing of revenue recognition on sales to our largest distributor. Effective October 1, 2000, we began to recognize revenue on sales to our largest distributor when the distributor sells our products to end users (sell through), rather than upon shipment of the product to the distributor. As of December 31, 2000, there was approximately $4.5 million of inventory shipped to this distributor for which we had recognized revenue prior to October 1, 2000. Accordingly, our net sales for the fiscal year ended 2001 were impacted by that amount. Our 2001 net sales were also impacted by $1.3 million of sales in the fourth quarter to our largest distributor on a discounted, non-cancelable and non-returnable basis, which were recorded as revenue upon shipment.

      International net sales, excluding Canada, increased 22% and domestic net sales decreased 68% for the year ended December 31, 2002, as compared to 2001. International sales represented 77% and 58% of net sales for 2002 and 2001, respectively. The increase in the percentage of international sales in 2002 compared to 2001 was due to a decrease of $8.2 million in domestic sales for 2002, combined with a $9.2 million increase in international sales. Geographically, Sipex experienced sales growth of 51% in Asia other than Japan and

49% in Japan, which was driven by our power and optical storage product families, while sales declined 8% in Europe and the rest of the world and 50% in North America in 2002.

      Gross Profit (Loss). Gross loss was $8.5 million or 12.8% of net sales in 2002, as compared to a gross loss of $2.5 million or 3.5% of net sales in 2001. The $6.0 million deterioration resulted from the effect of decreased revenue due to lower average selling prices and increased inventory write offs, and was partially offset by lower manufacturing costs. The gross loss in 2002 included $7.1 million of inventory charges of which $1.7 million was a fourth quarter cost adjustment and $5.4 million was for excess and slow moving inventory, which included a $1.5 million charge relating to product lines sold or discontinued as part of our third quarter restructuring plan and a $700,000 charge resulting from physical inventory adjustments. Of the $5.4 million provision in 2002, $3.2 million was recorded in the fourth quarter. The 2002 deterioration in gross margin was partially offset by improved yields in the second half of 2002.

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

      Amortization/Impairment of Goodwill. The Company adopted SFAS 142 “Goodwill and Other Intangible Assets” effective January 1, 2002, thereby discontinuing annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment charges as of January 1, 2002. In the second quarter of 2002, the Company experienced a significant reduction in the fair value of its common stock. The fair value decrease was primarily related to the financial impact to Sipex of the global slowdown in the semiconductor industry. As a result, the Company performed a goodwill impairment test in accordance with SFAS 142. The results of this impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. During 2001 the Company recorded goodwill amortization of $376,000.

      The pro forma effects of the adoption of SFAS 142 on net loss and net loss per share for the Company for the year ended December 31, 2001 are as follows (in thousands):

2001

Net loss as reported	$(19,692)
Goodwill amortization expense	376

Pro forma net loss	$(19,316)

Basic net loss per share, as reported	$(0.82)
Add back: Goodwill amortization expense	0.02

Pro forma basic net loss per share	$(0.80)

Diluted net loss per share, as reported	$(0.82)
Add back: Goodwill amortization expense	0.02

Pro forma diluted net loss per share	$(0.80)

      Restructuring, fixed asset impairment and inventory costs. In September 2002, Sipex announced a plan to close the Company’s four-inch wafer fabrication facility in San Jose, California and change to a modified five day per week work schedule from the seven day per week schedule in the six-inch wafer fabrication facility in Milpitas, California. These actions were taken to reduce the Company’s cost structure as a result of the slowdown in the semiconductor industry and to align the structure with our current business plan, which included the sale and discontinuance of the hybrid product line at the end of the third quarter and the discontinuance of the analog display product line which was completed toward the end of the first quarter of 2003. These product families accounted for approximately $4.0 million of net sales in the third quarter of 2002. These actions allow us to consolidate our operations and focus on our three core product families consisting of interface, power management and optical storage.

      Below is a summary of the activity related to restructuring costs for fiscal years 2002 and 2001 (in thousands):

	Restructuring	Impairment	Inventory
	Costs	Costs	Costs

Accrual balance 12/31/00	$506	$—	$—
Incurred 2001	534
Charges utilized	(683)
Adjustments to accrual	(357)

Accrual balance 12/31/01	—	—	—
Incurred 2002	2,857	4,718	1,908
Charges utilized	(1,371)	(4,718)	(1,524)
Adjustments to accrual	(731)	—	(384)

Accrual balance 12/31/02	$755	$—	$—

General

      During 2002, we recorded restructuring charges of $2.9 million, $4.7 million of fixed asset impairment charges and $1.9 million of inventory write downs. Gross restructuring charges consisted of employee severance costs of $524,000, management reorganization charges of approximately $1.7 million and accrued lease expenses of $661,000 for the Company’s San Jose, California facility. These gross restructuring charges were reduced in the fourth quarter of 2002 for a $661,000 reversal in accrued lease costs for the Company’s San Jose, California facility due to the assumption of the lease by a third party in the first quarter of 2003 and a $70,000 decrease in employee termination costs. Fixed asset impairment charges for 2002 consisted of $1.8 million to write down the value of the machinery and equipment in the San Jose, California facility to its fair value, as a result of the closure of the San Jose fabrication facility in the first quarter of 2003, and $2.9 million of fabrication equipment at the Milpitas, California, fabrication facility. The $1.9 million inventory write down, which was recorded in cost of sales, was established to properly value the discontinued analog display and hybrid product families. In the fourth quarter of 2002, the Company recognized a gain of $384,000 due to the sale of a portion of the inventory.

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

      In the fourth quarter of 2002, Sipex incurred restructuring costs related to the transfer of the Company’s back end test operations from the Billerica, Massachusetts, facility to subcontractors in Malaysia. The restructuring costs consisted of $268,000 of employee severance related costs for the workforce reduction of approximately 60 employees and freight charges of $48,000 related to the $2.0 million sale of the Billerica test related machinery and equipment with a net book value of $1.7 million. Accrued severance costs as of December 31, 2002 were subsequently reduced by $330,000 which was originated from $1.7 million of management reorganization charges and $524,000 of employee severance costs estimated in 2002. The remaining accrual was paid primarily during the first half of 2003.

Impairment

      Third quarter 2002 fixed asset impairment charges totaled $4.7 million, consisting of $2.9 million of fabrication equipment on the Company’s four-inch and six-inch manufacturing product lines at the Milpitas, California fabrication facility and $1.8 million for the write down to fair value of the machinery and equipment at the San Jose, California fabrication facility which had been scheduled to be closed by the end of the first quarter of 2003. In the first quarter of 2003, the San Jose, California fabrication machinery and equipment were sold to an unrelated third party. The gain on the sale of the San Jose, California fabrication machinery and equipment has been and will be recorded upon collection of the cash due to the length of time and related uncertainties affecting their ultimate receipt.

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

      Other Income (Expense), Net. Other income (expense), net was $(87,000) and $646,000 in 2002 and 2001, respectively. The decrease in other income in 2002 was due primarily to decreased interest income as a result of the decrease in restricted cash in the second quarter of 2001. The restricted cash was used to purchase the land, building and equipment of the Milpitas, California wafer fabrication facility.

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

Financial Condition, Liquidity and Capital Resources

      As of December 31, 2003, we had available funds of $21.2 million consisting of cash, cash equivalents and short-term investments, as compared to $16.5 million at December 31, 2002. The increase of $4.7 million was primarily due to $13.6 million of capital which came through the private placement of $10.6 million of convertible debt with an affiliate of Future, a distributor for the Company and related party, an additional $3.0 million of proceeds from Future for acceleration of debt conversion rights in December 2003 when an agreement was reached to terminate the two convertible notes with Future (see Note 2 for Related Parties) and $1.7 million for the issuance of common stock under employee stock plans. This was partially offset by a use of $7.3 million in operating activities and $3.0 million in capital expenditures.

      In 2002, available cash increased from $4.9 million to $16.5 million. Proceeds from a private placement of common stock and a private placement of a convertible note to Future, a related party, contributed $23.5 million and $12.0 million, respectively. Net cash used in operating activities was $15.2 million. This was net of a $79.3 million net loss, of which $54.7 million was non-cash related, partially offset by a $1.6 million decrease in accounts receivable, a $5.5 million decrease in inventories and a $2.1 million increase in accounts payable. Included in the $54.7 million non-cash charge were a $31.8 million valuation allowance for the full amount of our deferred income tax assets, $7.7 million of depreciation, a provision of $5.4 million for excess and obsolete inventory, a $4.7 million charge for impairment of fixed assets, a $3.0 million charge for goodwill impairment, and a provision of $2.1 million for uncollectible receivables and returns and allowances.

      Net cash used in operating activities was $7.3 million, $15.2 million, and $16.5 million in 2003, 2002, and 2001, respectively. Net cash used in operating activities in 2003 resulted primarily from a $34.6 million net loss, of which approximately $25.4 million was non-cash related, partially offset by a $1.2 million net increase in working capital. The $25.4 million primarily comprised of a $14.1 million non-cash charge to sales for the fair value of debt conversion rights (see Note 2 for Related Parties), depreciation of $7.3 million, $934,000 loss on disposal of capital assets and $737,000 net provision for restructuring. The change in short term assets and liabilities included a $3.3 million increase in deferred income associated with shipments to our largest distributor, where revenue is recognized on a “sell-through” basis, increase in accounts payable of $3.2 million and decrease in prepaid expenses and other current assets of $2.0 million, partially offset by increases in accounts receivable of $3.5 million and inventory of $3.2 million. We anticipate that cash used in operating activities will be further reduced through our efforts to improve our operating results. The Company will continue to depend upon its cash and cash equivalents to fund its operations until such time that the Company generates cash from operating activities.

      The increase of $3.3 million in deferred income resulted from shipments to Future, our largest distributor and related party, in anticipation of higher “sell-through” activity. During 2003, we shipped $24.7 million of product to Future, and recognized $21.9 million of sales through Future. Accounts payable was $11.3 million and $8.1 million in December, 2003 and 2002, respectively. Accounts receivable was $10.8 million and $7.3 million as of December 31, 2003 and 2002, respectively. The increases in accounts payable and accounts receivable are reflective of higher volume of manufacturing and shipping activity in December 2003 compared to the prior year. Reserves for accounts receivable decreased from $945,000 in 2002 to $353,000 in 2003 primarily due to a reduction in the sales returns reserve as the Company experienced a reduction of products returned associated in part with the Company’s revised product line focus. Inventory grew to $16.0 million as of December 31, 2003 from $14.4 million as of 2002 due to a $1.9 million increase in finished goods in anticipation of first quarter 2004 sales, partially offset by a reduction in raw materials.

      Net cash provided by investing activities was $4.0 million in 2003. Proceeds from maturity of short-term investments were $19.0 million compared to $12.0 million of purchases of short term securities. Capital expenditures were $3.0 million during 2003, primarily consisting of $1.7 million of wafer fabrication equipment and $0.7 million of computer and other equipment. During 2002, net cash used in investing activities was $12.1 million. Proceeds from maturity of short-term investments were $5.0 million compared to $15.0 million of purchases of short term securities. Additions to property, plant and equipment were $4.1 million, partially offset by $2.0 million of proceeds from sale of test equipment to our subcontractors in Asia as part of our outsourcing initiative. The $4.1 million capital spending in 2002 was primarily composed of $1.8 million of wafer fabrication equipment, $1.0 million of test equipment and $0.6 million of mask sets. We expect our 2004 capital spending in absolute dollars will be in the range of $3.0 million to $4.0 million, similar to 2003 and 2002.

      Net cash provided by financing activities in 2003 was $15.0 million. In the second quarter of 2003 we received cash of $10.6 million through the private placement of a convertible note with an affiliate of Future, a related party. In December, 2003 we entered into an agreement to terminate this note and accelerate the associated conversion rights. As part of this agreement, we received $3.0 million in cash for this note and forgiveness of $411,000 interest charges on both outstanding notes. Also, during 2003, employee stock option exercises added $1.7 million. In the second quarter of 2002 we received cash of $23.5 million net of placement agency fees and other costs, through the private placement of 3.0 million shares of Sipex common stock.

      On September 27, 2002 we sold a convertible secured note (the “First Note”) with an attached warrant to an affiliate of Future, a related party, for an aggregate cash amount of $12.0 million. The First Note was recorded at $10.4 million and the attached warrant was recorded at $1.6 million (recorded to additional paid-in-capital) based on their fair values at the date of issuance using the Black-Scholes option pricing model. The First Note paid a 5.75% coupon and was convertible after one year into 1.6 million shares of Sipex common stock at a conversion price of $7.50 per share. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of the issuance. The exercise price for the warrant is equal to 110% of the average closing price for the five days preceding the closing or $2.9458.

      On June 20, 2003 we issued a convertible secured note, “Second Note”, to an affiliate of Future, a related party, for an aggregate cash amount of $10.6 million. The Second Note paid a 1.5% coupon and was convertible over a four-year period into 3.0 million shares of Sipex common stock at $3.52, contingent upon Future’s attainment of certain sales of our product.

      In December, 2003 we entered into an agreement with the affiliates of Future to amend certain terms of the First Note and the Second Note. The agreement, among other things, amended the Second Note to provide for full acceleration and vesting of the holder’s conversion rights under the Second Note. In addition, the agreement provided that, upon expiration or termination of the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), regulatory waiting period, the holder would convert the Second Note into 3.0 million shares of our common stock at the original stated conversion price of $3.52 per share. In exchange for the full acceleration of the conversion rights under the Second Note, the holder paid us an additional $3.0 million in cash, forgave $411,000 in currently accrued interest and agreed to eliminate our future interest obligations under the Second Note.

      The agreement also provided that, upon the expiration or termination of the HSR Act waiting period, the holder would convert the First Note into 1.6 million shares of our common stock at the original stated conversion price of $7.50 per share. In addition, the holder agreed to immediately eliminate our future interest obligations under the First Note. The agreement also provided that, upon obtaining the required HSR Act clearance, the holders would cancel and otherwise release all security interests these entities may have on any of our assets.

      In February 2004, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act and the holders converted the First Note and the Second Note into an aggregate of 4.6 million shares of our common stock. Our associated long-term debt obligations were extinguished and recorded as equity.

      Management believes that our existing cash and cash equivalents are adequate to fund operations, capital expenditures and research and development efforts for the next twelve months, however in the event that we need to arrange additional funds for operations, there is no guarantee that financing will be available or that it will be on terms that we will accept. In the long-term, management believes that the results of its recent years’ restructuring activities, cost control actions and revised product line focus will eventually result in a return to positive cash flow from operations at which time it anticipates that additional equity or debt financing would become available for financing working capital requirements and capital expenditure plans. However, there is no guarantee that the Company will return to positive cash flow from operations or that financing, if required, will be available or that it will be on terms that we will accept.

      Sipex’s contractual obligations are as follows (in thousands):

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt(1)	$22,560	$—	$—	$22,560	$—
Restructuring liability(2)	1,047	443	499	105
Operating leases(3)	1,933	496	718	569	150
Purchase commitment(4)	2,512	2,512	—	—	—
Purchase commitment(5)	2,140	906	1,234	—	—

Total contractual obligations	$30,192	$4,357	$2,451	$23,234	$150

(1)	Represents future payments if the convertible notes are not converted but no payment was required since the debt was subsequently converted to our common stock in February 2004.

(2)	Represents the net present value of estimated future lease payments less sublease income for our unused portion of Billerica, Massachusetts facility.

(3)	Excludes the lease payments related to restructuring facility at Billerica, Massachusetts.

(4)	Minimum purchase commitments to PolarFab based on quarterly rolling forecasts extending out for one year.

(5)	Fixed payment obligation for license to use software tool for circuit design.

Effect of Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, we adopted SFAS No. 146 and at the time of adoption, there was no material impact on our consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of a stand-ready to perform obligation assumed under a guarantee. Additionally, a guarantor must recognize a contingent obligation to make future payments when such obligation becomes probable and estimable. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In December 2003 the FASB issued FIN 46R which defers the implementation date for the Company to the first quarter of 2004. As the Company does not have an interest in a variable interest entity, it does not expect the adoption to have a material impact on the Company’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 will be effective for contracts entered into or modified after June 30, 2003. Our adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150 on June 29, 2003, and the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Factors Affecting Future Results

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

      In addition, our quarterly and annual operating results may continue to be affected by non-cash charges against our net sales such as the fair value of conversion rights associated with the note issued to an affiliate of Future, our largest distributor. In this regard, non-cash charges of $1.2 million for the quarter ended September 27, 2003 and $12.9 million for the quarter ended December 31, 2003 which reduced our net sales by such amounts and increased our net loss by the same amounts, adversely impacting our net loss per share. The note associated with these non-cash charges has been extinguished, and we will not incur additional non-cash charges to sales from the Second Note.

      From 2001 through 2003, the semiconductor industry experienced a prolonged and severe downturn that adversely affected our results of operations. Our net sales before the non-cash charge for the fair value of debt conversion rights for the year ended December 31, 2003 decreased 4% from the corresponding prior year period. Our business depends on market demand for products using analog semiconductors. Prolonged downturns in the semiconductor industry lead to decreases in net sales levels and may cause continued losses and cash flow shortages.

      As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could substantially negatively affect our business, financial condition and operating results.

      Our auditors have informed our Audit Committee of the existence of reportable conditions in our internal control

      As part of the communications by our independent auditors, Deloitte & Touche LLP, or D&T, to our Audit Committee with respect to D&T’s audit for the year ended December 31, 2003, D&T informed the Audit Committee that they had identified the following “reportable conditions” in our internal control:

•	Deficiencies in our process for deferring costs related to deferred sales to our largest distributor, Future; and

•	Deficiencies in our accounting department and related reliance on manual reconciliations and analysis.

      The reportable conditions noted above, if not addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in Note 14 to our consolidated financial statements. Our failure to fully address these reportable conditions could have a material adverse effect on our business, results of operations and financial condition. Please see Item 9A “Controls and Procedures” below.

If we are unable to promptly and effectively implement adequate controls, systems and procedures, we may continue to experience weaknesses in our internal controls and operations that could call into question the accuracy of our financial results and we may be unable to achieve Section 404 Certification as mandated under the Sarbanes-Oxley Act.

      As a result of the December 31, 2002 audit of the consolidated financial statements, our former auditors noted certain matters involving internal control and its operation that they considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. Material weaknesses are significant deficiencies in the design or operation of internal control that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. By definition, material weaknesses do not reduce to a relatively low level the risk that errors or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and may not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses noted during the audit resulted from the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis in certain areas. Although other areas were impacted by the material weaknesses, the most significant issues arising from the material weaknesses included inappropriate process and systems tracking of inventory, including significant manual reconciliations, as well as inappropriate and insufficient analysis performed in evaluating inventory costs capitalized and inventory excess and obsolete reserves established. To ensure appropriate analysis, we must systemize processes by establishing appropriate guidelines that will reduce the level of manual reconciliations, as well as improve the account analysis methodologies and increase the level of supervisory and management review.

      Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. In that regard, we are in the process of implementing a new enterprise requirements planning system. If we are unable to maintain an adequate level of processes and controls and improve our systems, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected. In addition, we may be unable to achieve Section 404 certification as mandated by the Sarbanes-Oxley Act.

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

      Our success also depends upon our ability to accurately specify and certify the conformance of our products to applicable standards and to develop our products in accordance with customer requirements. There can be no assurance that we will be able to adjust to changing market conditions as quickly and cost-

effectively as necessary to compete successfully. There can be no assurance that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Furthermore, there can be no assurance that our customers’ products will achieve market acceptance.

We depend on distributors who sell directly to OEMs.

      Approximately 85% of our net sales for the twelve months ended December 31, 2003 are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent three or six months shipments. Effective in the first quarter of 2004, all distributors may return products on a three-month cycle. In addition, in certain circumstances upon termination of the distributor relationship distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon information including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements as well as historical returns experience. We defer revenue on shipments to Future until the product is resold by the distributor to the end user (sell-through). These provisions, as well as the significant share ownership by Future, cause management to conclude that reasonable estimates of price concessions and returns cannot be made at the time of shipment to Future.

We derive a substantial portion of our revenues from Future, a related party, and our revenues would likely decline significantly if Future elects not to make, cancels, reduces or defers purchases of our products.

      Future has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide, and accounted for 34% of total net sales before taking into account non cash charges for the fair value of debt conversion rights for the twelve months ended December 31, 2003, and 24% and 21% of total net sales for the years ended December 31, 2002 and 2001, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.

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

      As of December 31, 2003, affiliates of Future, our largest distributor, held approximately 8.5 million shares of our common stock, or approximately 30%, of our outstanding common stock. During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into our common stock for an additional 4.6 million shares, bringing their ownership up to 13.1 million shares of our outstanding capital stock. The affiliates of Future also continue to hold a warrant to purchase 900,000 shares of our common stock.

      Affiliates of Future are not currently represented on our board of directors and do not have contractual rights to such representation or to any participation in the corporate governance of Sipex management. Due to their ownership of a significant percentage of our common stock, these security holders will be able to exert significant influence over actions requiring the approval of our shareholders, including many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of these security holders could have the effect of delaying or preventing a change of control Sipex or otherwise discouraging a potential acquirer from obtaining control of Sipex.

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

      Our international sales, excluding Canada, in the twelve months period ended December 31, 2003 were $51.6 million or 81% of total net sales before fair value of debt conversion rights and $51.2 million and $42.0 million for the years ended 2002 and 2001, respectively, or 77% and 58% of total net sales, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

      A significant component of our growth strategy depends on increasing shipments in the optical storage market. During 2003 and 2002, we derived all of our optical storage sales from a limited number of customers in Japan. Local suppliers in Japan may have a competitive advantage over Sipex, which could adversely affect our ability to grow sales or continue to compete in Japan or other regions of the world. Any failure to increase our shipments in the optical storage market could limit our ability to grow our business and could adversely affect our operating results.

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

      Our Senior Vice President of Finance and Chief Financial Officer, Senior Vice President of Sales and Vice President of Engineering joined our company in 2003. In particular, our Chief Financial Officer, Phillip Kagel, joined Sipex in February 2003, after the audit of our financial statements for the year ended December 31, 2002 was substantially complete. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers.

Our manufacturing processes are very complex, which may result in manufacturing difficulties.

      Our manufacturing processes are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields causing product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time we have experienced unfavorable yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that our foundries will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays.

We rely on outside foundries to supply certain of our wafers and those foundries may not produce at acceptable levels.

      We rely on outside foundries to supply certain of our fully processed semiconductor wafers. This reliance on outside foundries presents the following potential risks:

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

      Additionally, we do not have a guaranteed level of production capacity at any of these foundries with the exception of one of our foundries for whom we provide minimum purchase commitments in accordance with our supply agreement announced on August 11, 2003 (see Note 11 for Commitments and Contingencies). The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

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

      In order to remain competitive, we must continue to make investments in our facilities and capital equipment. We obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.5 million, net of placement agent fees and other costs of issuance, and through the private placement of a convertible secured note and related warrant on September 27, 2002, which provided approximately $12.0 million, net of costs of issuance. We obtained funding from the private placement of a convertible secured note on June 20, 2003 which provided approximately $10.6 million, net of costs of issuance. In December, 2003 we entered into an agreement to amend both outstanding convertible notes and accelerated the associated conversion rights. In connection with this agreement, we received $3.0 million in cash. During February 2004, the note holders converted their notes into our common stock, resulting in dilution to our shareholders. If we require additional financing, it may not be available or available on terms acceptable to us, and could result in additional dilution to existing shareholders.

Our stock price has been volatile and could continue to remain volatile.

      The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the fourth quarter of 2002, our stock closing price ranged from a high of $4.26 to a low of $0.96. In the fourth quarter of 2003, our stock closing price ranged from a high of $10.76 to a low of $7.50. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

The implementation of a new management information system may disrupt our business.

      We are implementing a new enterprise resource planning and financial accounting and planning system starting in the first quarter of 2004, and integrating this new system with our customer relationship management system and our product management system. Implementation of the new management information system, including the integration with other systems, is a very complex process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Delays or errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      We invest excess cash in financial investments that are sensitive to market risks as part of our investment strategy. None of these market-sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. As required by our investment policy, available funds are invested in a manner that assures maximum safety and liquidity and, secondarily, maximizes yield within such constraints.

Interest Rate Risk

      Our financial investments consist primarily of high quality commercial paper and money market funds. We do not believe that it has a material exposure to interest rate risk.

      Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. The two debt instruments that we entered into had fixed interest rates. We do not use derivative financial instruments or engage in hedging activities in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities.

      At December 31, 2003 we had short-term investments of $3.0 million. Our short-term investments consisted of highly liquid investments with original maturities at the date of purchase of between 91 day and 180 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at December 31, 2003, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

      We had two outstanding convertible notes for $21.3 million, at December 31, 2003. These instruments had a fixed interest rate of 1.5% and 5.75% per annum. Because the interest rates of these instruments were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials. Interest rate increases, however, will increase interest expense associated with future borrowings by us, if any. We do not hedge against interest rate fluctuations. Also, these two convertible notes were subsequently converted to our common stock in February 2004.

Foreign Currency Exchange Risk

      The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows in fiscal 2003, 2002 and 2001.

Item 8.	Financial Statements and Supplementary Data:

      Sipex’s Consolidated Financial Statements and related Independent Auditors’ Reports are presented in the following pages.

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Sipex Corporation:

      We have audited the accompanying consolidated balance sheet of Sipex Corporation and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sipex Corporation and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 12, 2004

INDEPENDENT AUDITORS’ REPORT

The Board Of Directors and Shareholders

Sipex Corporation:

      We have audited the accompanying consolidated balance sheet of Sipex Corporation (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sipex Corporation as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts

February 18, 2003

SIPEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share data)

	Years Ended December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$18,185	$6,489
Short-term investment securities	2,994	9,980
Accounts receivable, less allowances of $353 and $945 in 2003 and 2002, respectively	8,793	7,278
Accounts receivable, net, related party	2,054	—
Inventories	15,956	14,393
Prepaid expenses and other current assets	1,434	3,446

Total current assets	49,416	41,586
Property, plant, and equipment, net	51,778	56,997
Other assets	410	203

Total assets	$101,604	$98,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,340	$8,103
Accrued expenses	4,087	3,570
Short-term portion of restructuring costs	422	755
Deferred income, related party	4,636	1,383

Total current liabilities	20,485	13,811
Long-term portion of restructuring costs	535	—
Long-term debt, related party	21,323	10,455

Total liabilities	42,343	24,266

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized and 28,426 issued and outstanding at December 31, 2003 and 40,000 shares authorized and 28,031 issued and outstanding at December 31, 2002	284	280
Additional paid-in capital	194,786	175,489
Accumulated deficit	(135,802)	(101,179)
Accumulated other comprehensive loss	(7)	(70)

Total shareholders’ equity	59,261	74,520

Total liabilities and shareholders’ equity	$101,604	$98,786

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	Years Ended December 31,

	2003	2002	2001

Net sales	$41,625	$66,260	$72,062
Net sales, related party (includes $14,131 charge in 2003 for debt conversion rights — see Note 2)	7,787	—	—

Total net sales	49,412	66,260	72,062
Cost of sales	36,847	74,748	74,598
Cost of sales, related party	16,957	—	—

Total cost of sales	53,804	74,748	74,598

Gross loss	(4,392)	(8,488)	(2,536)

Operating expenses:
Research and development	13,054	12,944	12,858
Marketing and selling	7,430	8,104	9,911
General and administrative	7,946	8,091	7,070
Restructuring	737	2,126	177
Impairment of fixed assets	—	4,718	—
Amortization/impairment of goodwill	—	2,984	376

Total operating expenses	29,167	38,967	30,392

Loss from operations	(33,559)	(47,455)	(32,928)

Other income (expense):
Interest income	122	—	—
Interest expense	(1,114)	(260)	(559)
Other, net	246	173	1,205

Total other income (expense), net	(746)	(87)	646

Loss before income taxes	(34,305)	(47,542)	(32,282)
Income tax expense (benefit)	318	31,734	(12,590)

Net loss	$(34,623)	$(79,276)	$(19,692)

Net loss per common share — basic	$(1.23)	$(2.92)	$(0.82)
Net loss per common share — diluted	$(1.23)	$(2.92)	$(0.82)
Weighted average common shares outstanding — basic	28,137	27,191	24,003
Weighted average common shares outstanding — diluted	28,137	27,191	24,003

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock				Accumulated
			Additional		Other	Total
	Number of	$0.01 Par	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

	(In thousands, except per-share data)
Balance at December 31, 2000	22,502	$225	$124,897	$(2,211)	$(114)	$122,797
Net loss	—	—	—	(19,692)	—	(19,692)
Foreign currency translation adjustments	—	—	—	—	144	144

Comprehensive loss						(19,548)
Issuance of common stock under option plans	86	1	702	—	—	703
Issuance of common stock under stock purchase plan	66	—	525	—	—	525
Private placement issuance of common stock	2,190	22	21,589	—	—	21,611
Tax effect of exercises of stock options	—	—	1,734	—	—	1,734

Balance at December 31, 2001	24,844	$248	$149,447	$(21,903)	$30	$127,822
Net loss	—	—	—	(79,276)	—	(79,276)
Foreign currency translation adjustments	—	—	—	—	(100)	(100)

Comprehensive loss						(79,376)
Issuance of common stock under option plans	88	1	500	—	—	501
Issuance of common stock under stock purchase plan	99	1	396	—	—	397
Private placement issuance of common stock (net of issuance costs of $2.0 million)	3,000	30	23,492	—	—	23,522
Warrant issuance	—	—	1,621	—	—	1,621
Compensation from acceleration of stock vesting	—	—	33	—	—	33

Balance at December 31, 2002	28,031	$280	$175,489	$(101,179)	$(70)	$74,520
Net loss	—	—	—	(34,623)	—	(34,623)
Foreign currency translation adjustments					63	63

Comprehensive loss						(34,560)
Issuance of common stock under option plans	272	3	1,289	—	—	1,292
Issuance of common stock under stock purchase plan	123	1	359	—	—	360
Fair value of debt conversion rights	—	—	17,542	—	—	17,542
Compensation from acceleration of stock vesting	—	—	61	—	—	61
Consulting services provided by related party	—	—	46	—	—	46

Balance at December 31, 2003	28,426	$284	$194,786	$(135,802)	$(7)	$59,261

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net loss	$(34,623)	$(79,276)	$(19,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of debt conversion rights	14,131	—	—
Decrease (increase) in deferred income taxes	—	31,851	(11,852)
Compensation from acceleration of stock vesting	61	33	—
Depreciation	7,302	7,675	6,662
Amortization/ impairment of goodwill	—	2,984	376
Provision for inventories	1,620	5,395	5,637
Forgiveness of interest on notes payable	411	—	—
(Gain) loss on disposal of capital assets	934	(123)	—
Impairment of fixed assets	—	4,718	—
Amortization of discount and issuance costs on notes payable	361	76	—
Provision for uncollectable receivables and returns and allowances	(66)	2,084	4,555
Consulting services provided by related party	46	—	—
Changes in assets and liabilities:
Accounts receivable	(3,503)	1,604	5,167
Inventories	(3,183)	5,507	2,392
Prepaid expenses and other current assets	2,013	(1,575)	(367)
Deferred taxes	—	—	(37)
Other assets	(44)	(89)	75
Accounts payable	3,237	2,114	(4,594)
Accrued expenses	517	642	(1,938)
Accrued restructuring costs	202	755	(506)
Deferred income	3,252	391	(971)
Other long-term liabilities	—	—	(1,396)

Net cash used in operating activities	(7,332)	(15,234)	(16,489)

Investing activities:
Proceeds from maturity of short-term investment securities	19,000	5,000	—
Purchase of short-term investment securities	(12,014)	(14,980)	—
Proceeds from liquidation of restricted cash investment	—	—	36,750
Purchase of property, plant, and equipment	(3,017)	(4,108)	(40,441)
Proceeds from sale of machinery and equipment	—	2,013	—

Net cash provided by (used in) investing activities	3,969	(12,075)	(3,691)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	1,652	898	1,228
Net proceeds from issuance of common stock through private placement	—	23,522	21,611
Net proceeds from issuance of note payable and related warrants	10,344	12,000	—
Proceeds from related party for acceleration of conversion rights	3,000	—	—
Proceeds from (payments of) line of credit	—	(7,396)	339

Net cash provided by financing activities	14,996	29,024	23,178

Effect of foreign currency exchange rate changes on cash and cash equivalents	63	(100)	144

Increase in cash and cash equivalents	11,696	1,615	3,142
Cash and cash equivalents at beginning of period	6,489	4,874	1,732

Cash and cash equivalents at end of period	$18,185	$6,489	$4,874

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$143	$(205)	$(238)

Interest	$522	$81	$559

Supplemental disclosure of non-cash investing activities:
Tax benefit from disposition of stock acquired through stock options	$—	$—	$1,734

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.	Description of Business

      Sipex Corporation (“Sipex” or the “Company”) is a semiconductor company that designs, manufactures and markets, high performance, value-added analog integrated circuits (“ICs”) that are used primarily by original equipment manufacturers (“OEMs”) operating in the historically high growth markets of computing, communications and networking infrastructure.

      While advances in digital technology have fueled the demand for digital integrated circuits, they have also created a rapidly growing demand for more precise, faster and more power efficient analog ICs. Sipex possesses a broad portfolio of analog ICs, organized into three product families: power management, serial interface and optical storage. Sipex uses its wafer fabrication facility in Milpitas, California and a number of third party vendors to fabricate, package and test its ICs. Sipex’s products are sold either directly to customers or through a global network of manufacturers’ representatives and distributors.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Sipex Corporation and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to changes include revenue, sales returns, inventory valuation, restructuring reserves, asset impairment and income taxes.

Revenue Recognition

      Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonable assured.

      Future Electronics Inc. (“Future”), a related party, is our exclusive distributor for North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for Future’s inventory of our products. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, we recognize revenue on sales to Future when Future sells the products through to the end customer. Accounts receivable are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

      For all other sales, revenue is recognized upon title transfer and shipment because these distributors/customers have no price protection and have limited return rights. Distributors are permitted to return products limited to a percentage of their purchases over a specified period of time. We are able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, we accrue for estimated sales returns upon shipment based upon historical trends as well as any known pending sales returns.

      In the fourth quarter of 2001, Sipex accepted distributor orders from Future for certain products on a discounted basis for which they had no rights of return other than for product related issues, price protection or cancellation rights and which were not governed by the terms of the existing distributor contract. Revenue

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from those orders were recognized at the time of shipment, since those orders were non-cancelable, non-returnable and for which such sales were not subject to the terms of the Company’s distribution agreement with the distributor, including, without limitation, the price protection, restocking and other returns rights the distributor is entitled to in the agreement.

Sales Returns

      To estimate reserves for future sales returns, Sipex regularly reviews its history of actual returns for each major product line. The Company also communicates monthly with its channel partners to gather information about sell-through activity, end user satisfaction and to determine the volume of inventory in the channel. The results of this analysis is used to estimate the reserves for sales returns. Reserves for future returns are adjusted as necessary, based on returns experience, returns expectations and communications with channel partners.

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

Net Loss Per Share

      Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net losses in 2003, 2002 and 2001, the weighted average number of common and common equivalent shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.

      A reconciliation of basic weighted average common shares with diluted weighted average shares is as follows (in thousands):

	2003	2002	2001

Weighted average common shares outstanding — basic	28,137	27,191	24,003
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares outstanding — diluted	28,137	27,191	24,003

Antidilutive potential common shares excluded from the computation above	7,590	5,804	4,995

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Financial instruments that potentially subject Sipex to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less on the date of purchase. With respect to accounts receivable, Sipex performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. In addition, management reviews other inherent risks in the portfolio based on current market conditions, the economic environment and the Company’s concentration of credit risk.

Fair Values of Financial Assets and Financial Liabilities

      The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The long-term related party debt (see Related Parties below) at December 31, 2003 approximates its fair value as the Company entered into an agreement with the affiliates of Future Electronics, Inc. to terminate the debt. During February 2004, the affiliates of Future exercised their rights to convert the debt into 4.6 million common shares of Sipex. This related party debt was extinguished and recorded as equity in the first quarter of 2004.

Short-term Investments

      Investments, which primarily consist of highly rated commercial paper with original maturities greater than 90 days, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investments as “held to maturity” which represent investments that the Company intends to hold to maturity and are recorded at amortized cost.

Inventories

      Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Inventory Valuation

      Sipex writes down inventory for estimated excess quantities, obsolescence or unmarketability. In addition, the Company writes down inventory costs to the lower of cost or market. Excess and obsolete inventory is determined by comparing current inventory to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the cost basis. In estimating anticipated market pricing, the Company also considers current market conditions, industry performance, distributor inventory levels and sales to end-users and all other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Reviews of the valuation of inventory are performed on a quarterly basis. In 2002, Sipex recorded a $5.4 million write-down for excess and slow moving inventory, which included a $1.5 million charge relating to product lines sold or discontinued as part of the Company’s third quarter restructuring plan and a $700,000 charge for physical inventory adjustments. During 2003, inventory with an adjusted zero cost basis that was included in the $5.4 million provision in 2002 was sold for $1.0 million. In 2003, the Company recorded $2.8 million related to write-downs for excess and slow moving inventory.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Parties

Future Electronics, Inc.

      Future Electronics, Inc. (“Future”) is our exclusive distributor for North America and Europe. It is also our largest distributor worldwide. During 2003, Future increased its ownership of the Company and became a related party. During 2002 and 2001, Future was not a related party, however there were significant sales to Future. On September 27, 2002, Sipex sold a convertible secured note (“the First Note”) with an attached warrant to an affiliate of Future for an aggregate cash amount of $12.0 million. The Company recorded the First Note at $10.4 million and the warrant at $1.6 million (recorded to additional paid-in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The First Note paid a 5.75% coupon and was convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the First Note, the Company could require the conversion of the First Note in installments if for a period of time Sipex common stock traded at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is $2.9458. The First Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California.

      On June 20, 2003, Sipex sold a convertible secured note (“the Second Note”) to an affiliate of Future $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. Accordingly, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash,” the Company was required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to FASB No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property. In connection with the issuance of the Second Note, the Company entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of our stock on a fully diluted basis. Also, Sipex entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of the Company’s common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all other shareholders of Sipex.

      During the fourth quarter of 2003, Sipex entered into an agreement with the affiliates of Future Electronics to convert the First Note and Second Note into common stock subject to obtaining regulatory approval. In connection with the agreement we accelerated the conversion rights of the Second Note and received $3.0 million and forgiveness of interest on both notes of $411,000. As a consequence, non-cash charges of $14.1 million have been recognized against sales in 2003 representing the fair value of the conversion rights earned by Future as well as the net cost from terminating the sales incentive feature of the Second Note (thereby vesting the conversion rights). As of December 31, 2003, affiliates of Future held approximately 8.5 million shares of Sipex’s common shares or approximately 30%. Upon the regulatory approval in February 2004, the affiliates of Future exercised their conversion rights to exchange both the First Note and the Second Note for 4.6 million of common shares of Sipex, bringing their ownership to approximately 40%. As a result of the conversion, all the related collateral and sales incentives have been

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

waived. The warrant to purchase 900,000 shares of Sipex’s common stock for $2.9458 per share has not been exercised.

      The Company has a distributor agreement with Future that provides for Future to act as Sipex’s sole distributor for certain products within North America and Europe. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide, and accounted for 16% of total net sales for the year ended December 31, 2003, and 24% and 21% of total net sales for the years ended December 31, 2002 and 2001, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.

Employees

      Sipex has included as other current assets approximately $25,000 and $134,000 due from employees at December 31, 2003 and 2002, respectively, which consist mainly of amounts due to Sipex related to hiring and relocation costs. These amounts are normally forgiven over periods of employee service as agreed upon between the employee and Sipex.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over the respective useful lives as follows:

Useful Lives

Buildings	30 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	5-10 years
Leasehold improvements	Lesser of estimated useful life or lease term

Goodwill

      The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002, thereby discontinuing annual goodwill amortization of approximately $376,000. Upon adoption of SFAS No. 142, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment charges as of January 1, 2002. In the second quarter of 2002, the Company experienced a significant reduction in the fair value of its common stock. The fair value decrease was primarily related to the financial impact to Sipex of the continued global slowdown in the semiconductor industry. As a result, the Company performed a goodwill impairment test in accordance with SFAS No. 142. The results of this impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off. The Company recorded goodwill amortization of $376,000 during 2001.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma effects of the adoption of SFAS No. 142 on net income and earnings per share for the Company for the year ended December 31, 2001 are as follows (in thousands):

2001

Net loss as reported	$(19,692)
Goodwill amortization expense	376

Adjusted loss	$(19,316)

Basic net loss per share, as reported	$(0.82)
Add back: Goodwill amortization expense	0.02

Pro forma basic net loss per share	$(0.80)

Diluted net loss per share, as reported	$(0.82)
Add back: Goodwill amortization expense	0.02

Pro forma diluted net loss per share	$(0.80)

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

      Sipex reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell (see Note 3).

Foreign Currency Translation

      Foreign currency assets and liabilities are translated into U.S. dollars at current rates, and revenues, costs and expenses are translated at average rates during each reporting period. Gains or losses resulting from foreign currency transactions are included in earnings currently, while those resulting from translation of financial statements are shown as a separate component of other comprehensive income (loss) in the statements of shareholders’ equity.

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

Stock-Based Compensation

      As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Sipex accounts for its employee stock plans and employee stock purchase plan, using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options and included in operations.

      The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for all fiscal years presented, if Sipex accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123 (in thousands, except per-share data).

	2003	2002	2001

Net loss as reported	$(34,623)	$(79,276)	$(19,692)
Add stock-based compensation included in reported net loss, net of related tax effects	61	33	—
Less stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(6,429)	(10,985)	(8,686)

Pro forma net loss	$(40,991)	$(90,228)	$(28,378)

Net loss per share
Basic and diluted — as reported	$(1.23)	$(2.92)	$(0.82)
Basic and diluted — pro forma	$(1.46)	$(3.32)	$(1.18)

      The purpose of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the stock option shares are state below.

	2003	2002	2001

Expected life of options	5 years	6 years	6 years
Volatility	100%	247%	179%
Risk-free interest rate	3.0%	4.0%	5.3%
Dividend yield	—	—	—

      The weighted-average fair value of options granted during 2003, 2002, and 2001 was $3.80, $3.99 and $9.38, respectively.

      The fair value of each Employee Stock Purchase Plan share issued during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with no dividend yield and option lives of six months. For 2003, volatility of 115% and 75% were used for the first and second purchase periods, respectively. For 2002, volatility of 75% and 180% were used for the first and second purchase periods, respectively. Volatility of 179% was used for the first and second 2001 purchase periods. The risk free interest rate assumed was 1%, 4% and 3% for 2003, 2002 and 2001, respectively. The weighted-average fair value of Employee Stock Purchase Plan shares granted was $1.75 and $5.90, $2.72 and $3.62, and $6.76 and $4.73, for the first and second periods of 2003, 2002 and 2001, respectively.

Effect of Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146 and at the time of adoption, there was no material impact on its consolidated financial position or results of operations.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of a stand-ready to perform obligation assumed under a guarantee. Additionally, a guarantor must recognize a contingent obligation to make future payments when such obligation becomes probable and estimable. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN did not have a material impact on the Company’s consolidated financial position or results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Furthermore, SFAS No. 148 mandates new prominent disclosures in both interim and year-end financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 on January 1, 2003 did not have a material effect on the Company’s consolidated financial position or results of operations as Sipex does not intend to adopt the fair value method of accounting for stock-based employee compensation.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In December 2003 the FASB issued FIN 46R which defers the implementation date for the Company to the year ending December 31, 2004. As the Company does not have an interest in a variable interest entity, it does not expect the adoption to have a material impact on the Company’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150 on June 29, 2003, and the adoption did not have an effect on its consolidated financial position, results of operations or cash flows.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior years’ amounts have been reclassified to conform with the current year presentation.

3.	Restructuring and Impairment of Fixed Assets

      In September 2002, Sipex announced a plan to close the Company’s four-inch wafer fabrication facility in San Jose, California and change to a modified five day per week work schedule from the seven day per week schedule in the six-inch wafer fabrication facility in Milpitas, California. These actions were taken to reduce the Company’s cost structure as a result of the continued slowdown in the semiconductor industry and to align the structure with the then current business plan, which included the sale and discontinuance of the hybrid product line at the end of the third quarter of 2002 and the discontinuance of the analog display product line which was completed by the end of the first quarter of 2003. These product families accounted for approximately $4.0 million of net sales in the third quarter of 2002. These actions consolidated the Company’s operations and focused the Company on three core businesses consisting of serial interface, power management and optical storage.

      Below is a summary of the activity related to restructuring, impairment of fixed assets and inventory costs (in thousands):

	Restructuring	Fixed Asset	Inventory
	Costs	Impairment Costs	Costs

Accrual balance 12/31/00	$506	$—	$—
Incurred 2001	534
Charges utilized	(683)
Adjustments to accrual	(357)

Accrual balance 12/31/01	—	—	—
Incurred 2002	2,857	4,718	1,908
Charges utilized	(1,371)	(4,718)	(1,524)
Adjustments to accrual	(731)	—	(384)

Accrual balance 12/31/02	755	—	—
Incurred 2003	1,067
Charges utilized	(535)
Adjustments to accrual	(330)

Accrual balance 12/31/03	$957	$—	$—

General

      Restructuring activities began in 2002 as the Company transferred its back end manufacturing operations off shore and completed the move of its headquarters and major operations to Milpitas, California. During 2002, we recorded restructuring charges of $2.9 million, $4.7 million of fixed asset impairment charges and $1.9 million of inventory charges. Gross restructuring charges consisted of employee severance costs of $524,000, management reorganization charges of approximately $1.7 million and accrued lease expenses of $661,000 for the Company’s San Jose, California facility. These gross restructuring charges were reduced in the fourth quarter of 2002 for a $661,000 reversal in accrued lease costs for the Company’s San Jose, California facility due to the sale of the 4 inch facility in the first quarter of 2003 which included the assumption of the lease by the third party purchaser and a $70,000 decrease in employee termination costs. The remaining 2002 gross restructuring charges of $2.2 million were further reduced by $330,000 in 2003. In

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2003, the Company established a restructuring reserve of $1.1 million for the unused portion of its Billerica, Massachusetts facility.

      Fixed asset impairment charges for 2002 consisted of $1.8 million to write down the value of the machinery and equipment in the San Jose, California facility to its fair value, as a result of the closure of the San Jose fabrication facility in the first quarter of 2003, and $2.9 million of fabrication equipment at the Milpitas, California fabrication facility. The $1.9 million inventory write down, which is recorded as cost of sales, was established to provide for the discontinued analog display and hybrid product families. In the fourth quarter of 2002, the Company recognized a gain of $384,000 due to the sale of a portion of the inventory.

Restructuring

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

      The third quarter 2002 restructuring charges for the above actions were $2.6 million, which consisted of $256,000 of severance costs related to a reduction in force of approximately 50 employees at both manufacturing facilities, $1.7 million of severance and related costs to six former management employees related to the Company’s plan to reorganize into six functional groups and facility costs of $661,000 consisting mainly of the remaining lease payments at the San Jose, California fabrication facility.

      In the fourth quarter of 2002, Sipex incurred restructuring costs related to the transfer of the Company’s back end test operations from the Billerica, Massachusetts facility to subcontractors in Malaysia. The restructuring costs consisted of $268,000 of employee severance related costs for the workforce reduction of approximately 60 employees and freight charges of $48,000 related to the $2.0 million sale of the Billerica, Massachusetts test related machinery and equipment with a net book value of $1.7 million. Accrued severance costs as of December 31, 2002 were subsequently reduced by $330,000 which was originated from $1.7 million of management reorganization charges and $524,000 of employee severance costs estimated in 2002. The remaining accrual was paid primarily during the first half of 2003.

      In October of 2003, the Company established a restructuring reserve of $1.1 million for the unused portion of its Billerica, Massachusetts facility. Sipex currently has a design center occupying approximately one-fourth of the space and are seeking a lessee for the unused balance of the building. Accrued restructuring costs of future lease payments net of estimated sublease income with associated costs as of December 31, 2003 for this facility included short-term portion of $422,000 and long-term portion of $535,000, respectively.

Impairment

      Third quarter 2002 fixed asset impairment charges totaled $4.7 million consisting of $2.9 million of fabrication equipment on the Company’s four-inch and six-inch manufacturing product lines at the Milpitas, California fabrication facility and $1.8 million for the write down to fair value of the machinery and equipment at the San Jose, California fabrication facility which had been scheduled to be closed by the end of the first quarter of 2003. In the first quarter of 2003, the San Jose, California fabrication machinery and equipment, which had been written down by $1.8 million, were sold to an unrelated third party. The gain on the sale of the San Jose, California fabrication machinery and equipment will be recorded upon collection of the cash due to the length of time and related uncertainties affecting their ultimate receipt.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

      Inventories were as follows (in thousands):

	2003	2002

Raw materials	$424	$893
Work-in-process	8,684	8,532
Finished goods	6,848	4,968

	$15,956	$14,393

5.	Property, Plant and Equipment

      Property, plant and equipment were as follows (in thousands):

	2003	2002

Land	$5,957	$5,957
Building and improvements	23,387	23,370
Machinery and equipment	37,031	37,260
Furniture, fixtures and office equipment	11,346	11,163
Leasehold improvements	4,253	4,098

	81,974	81,848
Less accumulated depreciation and amortization	30,196	24,851

	$51,778	$56,997

6.	Accrued Expenses

      Accrued expenses were as follows (in thousands):

	2003	2002

Accrued compensation and benefits	$1,443	$1,348
Accrued royalties	817	1,061
Accrued commissions	318	285
Other	1,509	876

	$4,087	$3,570

7.	Income Taxes

      Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

	2003			2002			2001

	Deferred	Current	Total	Deferred	Current	Total	Deferred	Current	Total

Federal	$—	$—	$—	$26,457	$(353)	$26,104	$(10,082)	$(684)	$(10,766)
State	—	16	16	5,394	30	5,424	(1,770)	(64)	(1,834)
Foreign	—	302	302	—	206	206	—	10	10

Total expense	$—	$318	$318	$31,851	$(117)	$31,734	$(11,852)	$(738)	$(12,590)

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actual tax expense (benefit) differs from the “expected” statutory tax expense as follows (in thousands):

	2003	2002	2001

Tax benefit at statutory rate	$(12,007)	$(16,639)	$(11,299)
State income tax, net of federal income tax expense (benefit)	10	3,526	(1,192)
Non-deductible expenses	11	13	30
Goodwill amortization and impairment	—	1,045	130
Foreign taxes on branch income and tax rate differential	310	12	(11)
Research credits	(207)	(258)	(248)
Losses not benefited/change in valuation allowance	12,201	44,035	—

Actual tax expense (benefit)	$318	$31,734	$(12,590)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Current deferred tax assets:
Inventories, primarily writedowns not currently deductible	$1,640	$2,574
Accounts receivable and non-cash charge against sales not currently deductible	5,583	369
Accrued expenses and reserves not currently deductible	2,442	1,439

Total current deferred tax assets before valuation allowance	9,665	4,382
Valuation allowance — current	(9,665)	(4,382)
Noncurrent deferred tax assets:
Net operating loss carryforwards	55,042	47,629
Tax credit carryforwards	3,810	3,739

Total noncurrent deferred tax assets before valuation allowance	58,852	51,368
Valuation allowance — noncurrent	(52,804)	(44,436)

Deferred tax liabilities:
Fixed assets, due to differences in depreciation	(6,048)	(6,932)

Net deferred tax assets	$—	$—

      At December 31, 2003, the Company has U.S. net operating loss carryforwards of approximately $147.9 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2023. As of December 31, 2003, a substantial amount of the net operating loss carryforwards are subject to annual limitations as a result of Internal Revenue Code Section 382 ownership changes, which have occurred in prior years.

      At December 31, 2003, the Company has Massachusetts and California net operating loss carryforwards of approximately $117.8 million and $25.1 million, respectively. The Massachusetts net operating loss will expire during the years 2005 though 2008, while the California net operating loss will expire from 2010 through 2013.

      The valuation allowance increased by $13.7 million during the year ended December 31, 2003. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is not more likely than not that the deferred tax assets at December 31, 2003 will be realized in the future. At December 31, 2003, approximately $0.7 million of the valuation allowance is attributable to stock compensation expense for tax purposes, that tax benefit of which, when realized, will be credited to shareholders’ equity.

      As of December 31, 2003, the Company also has federal and California research and development credit carryforwards of approximately $1.5 million and $1.6 million, respectively. The federal credit will expire from 2004 to 2023 and the California credit may be carried forward indefinitely. The Company also has approximately $2.0 million of California manufacturer’s investment credit carryforwards, which expire from 2006 to 2011 and $0.1 million of Massachusetts investment tax credit carryforwards, which may be carried forward indefinitely.

8.	Shareholders’ Equity

      Sipex currently maintains six stock option plans. 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan have had 1,200,000, 300,000, 1,200,000, 1,200,000, 1,000,000 and 2,000,000 shares reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 2000 Nonqualified Plan to 551,942, 82,000 and 671,990, respectively. In addition to stock option plans, 4,649,800 shares of Sipex stock have been reserved for issuance pursuant to options which have been granted to employees outside of the option plans. Options for 6,640,064 shares are outstanding as of December 31, 2003.

      On April 16, 2002, the Company issued 3.0 million shares of common stock through a private placement of securities, resulting in proceeds to the Company of approximately $23.5 million, net of placement agent fees and other costs related to the issuance. Proceeds from the offering of $6.9 million were used to pay down the Company’s bank line of credit and the balance of $16.5 million was used to provide funding for general corporate purposes.

      On October 10, 2002, the Company made a Tender Offer to exchange options to purchase an aggregate of 2,495,052 shares of the Company’s common stock, whether vested or unvested, that have been granted under its 1996 Incentive Stock Option Plan, 1997 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Nonstatutory Stock Option Plan and certain stand-alone Option Plans that have exercise prices greater than $7.50 per share and that are held by eligible employees. The option exchange offer, including all withdrawal rights, expired at 5 p.m. Pacific Time on Friday, November 8, 2002. Pursuant to the terms and conditions of the option exchange offer, a total of 59 eligible optionees participated in the option exchange program. On November 11, 2002, the Company accepted for cancellation options to purchase 570,174 shares of its common stock. Subject to the terms and conditions of the offer, the Company granted new options to purchase 245,054 shares of its common stock on May 12, 2003 in exchange for the options tendered and accepted. The exercise price of the new options was the fair market value of the Company’s common stock on the new grant date of $3.95 per share. The new options are vested as to 25% of the shares on the date of the new grant and thereafter will vest as to 25% of the shares on each subsequent anniversary of the new option grant date.

      During 2002 and 2003, Sipex recorded $33,000 and $61,000, respectively, in compensation expense due to the accelerated vesting of stock options to the former executives.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which Sipex is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Employee Stock Purchase Plan to 400,000 shares. Under the terms of the Plan, employees can choose to have up to 10 percent of their annual base earnings withheld each year to purchase Sipex’s common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. As of December 31, 2003, approximately 34,000 shares were available for issuance under the Plan.

      A summary of the status of Sipex’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented below (in thousands, except per-share amounts):

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(In thousands)		(In thousands)		(In thousands)
Outstanding at beginning of year	6,458	$7.33	4,995	$13.64	3,137	$16.87
Granted	2,345	5.22	4,273	4.00	2,386	9.61
Exercised	(272)	4.72	(88)	(5.69)	(86)	(5.86)
Forfeited	(1,891)	11.50	(2,722)	(13.95)	(442)	(15.31)

Outstanding at end of year	6,640	$5.52	6,458	$7.33	4,995	$13.64

Options exercisable at year-end	1,923	$6.87	1,733	$11.87	1,627	$13.48

Fair value of options granted		$3.80		$3.99		$9.38

      The following table summarizes information about Sipex’s stock options outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable

		Weighted Average
Range of	Number Outstanding	Remaining	Number Exercisable
Exercise Prices	at December 31, 2003	Contractual Life	at December 31, 2003

	(In thousands)		(In thousands)
$ 1.00 - $ 2.34	885	9.85	270
$ 2.40 - $ 2.99	737	9.88	139
$ 3.00 - $ 3.15	1,799	8.64	592
$ 3.20 - $ 5.13	751	9.10	86
$ 5.93 - $ 6.16	758	6.69	277
$ 6.87 - $ 9.11	961	8.49	107
$ 9.14 - $23.63	670	6.48	396
$23.63 - $33.00	76	6.23	53
$34.56 - $34.56	1	4.19	1
$35.19 - $35.19	2	4.13	2

	6,640	8.50	1,923

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Warranty

      Products are generally sold with a one-year warranty. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. The Company also assesses its pre-existing warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.

Warranty Reserve

(in thousands)
Accrued warranty, December 31, 2002	$69
Warranty claims	(195)
Accruals for the period	321

Accrued warranty, December 31, 2003	$195

10.	Employee Benefit Plan

      The Company has a defined contribution 401(k) retirement plan, covering substantially all employees. Sipex discontinued the 50% match for contributions made by employees up to 6% of their annual compensation in 2002 and started to contribute again in 2003. Sipex can also make a discretionary contribution to the plan. Employee contributions vest immediately and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 2003, 2002 and 2001, employer contributions to the plan were approximately $220,000, $23,000 and $588,000, respectively.

11.	Commitments and Contingencies

      Sipex leases facilities under operating leases expiring through 2009. Rent expense was approximately $900,000, $1.0 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Minimum lease payments under operating leases are approximately as follows (in thousands):

2004	$939
2005	806
2006	798
2007	798
2008	250
Thereafter	150

$3,741

      On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based, semiconductor foundry. This arrangement provides Sipex with favorable delivery terms and engineering support from PolarFab in return for exclusive manufacturing rights for certain products. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out one year. The initial term of the agreement is five years with renewals on a negotiated basis. As of December 31, 2003, the minimum purchase commitment with PolarFab was approximately $2.5 million for the following twelve months.

      In December 2002, Sipex entered into an agreement to use certain licensed tools for circuit design and development. The contract also provides maintenance support. Under the agreement Sipex is obligated to

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make $2.7 million in payments over three years. As of December 31, 2003, the total future payment commitment was $2.1 million.

      In June 2001, Sipex purchased the land, building and equipment of its Milpitas, California wafer fabrication facility, which was leased under a five-year operating lease. In accordance with the provisions of the purchase agreement, Sipex paid $35.0 million, consisting of $6.0 million for the land, $16.9 million for the building and $12.1 million for machinery and equipment. The recorded cost of the machinery and equipment purchased was reduced by a $1.4 million long-term liability recorded by Sipex through June 30, 2001 as its estimated liability under the lease for the guaranteed residual value of the equipment. Proceeds for the buyout were provided through the liquidation of restricted cash investments of $36.8 million that had previously secured the lease of the facility and equipment.

12.	Valuation and Qualifying Accounts

      The Company had the following activity for the sales returns, bad debt and inventory reserves (in thousands):

			Total A/R
	Sales Returns	Bad Debt	Allowances

Balance December 31, 2000	$2,364	$525	$2,889
Charged to costs and expenses	4,245	310	4,555
Deductions	(4,609)	(391)	(5,000)

Balance at December 31, 2001	2,000	444	2,444
Charged to costs and expenses	2,034	50	2,084
Deductions	(3,381)	(202)	(3,583)

Balance at December 31, 2002	653	292	945
Charged to costs and expenses	26	(92)	(66)
Deductions	(526)	—	(526)

Balance at December 31, 2003	$153	$200	$353

13.	Segment/ Export Sales and Major Customers

      The Company’s Chief Executive Officer (CEO) is considered to be the Company’s chief operating decision maker. The Company has organized its operations based on a single operating segment: the development and delivery of high performance analog integrated circuits that are used primarily by original equipment manufacturers operating in the computing, communications and networking infrastructure markets. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product family and geographic region for purposes of making operating decisions and assessing financial performance. The Company has aligned its organization with the primary management objective of increasing overall sales unit volume, regardless of whether a distributor or the Company is the seller. The disaggregated revenue information reviewed on a product family basis by the CEO includes the interface, power management and optical storage families along with other legacy product families.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	2003	2002	2001

Interface	$23,616	$29,986	$29,849
Power Management	14,040	15,870	10,783
Optical Storage	9,586	2,641	—
Other (Legacy/ EL)	2,170	17,763	31,430

Total net sales	$49,412	$66,260	$72,062

      Substantially all the Company’s operations and long-lived assets reside in the United States although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany and Belgium.

      The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe and Asia. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	2003	2002	2001

Japan	$14,014	$6,048	$4,049
Canada	4,141	11,129	17,854
Taiwan	10,653	13,749	7,117
Singapore	3,258	5,698	2,600
USA	1,713	3,959	12,194
France	1,216	9,650	7,231
Asia, other than Japan, Taiwan and Singapore	8,199	6,703	7,654
Rest of the world	6,218	9,324	13,363

Total net sales	$49,412	$66,260	$72,062

      Net sales to major customers as a percentage of consolidated net sales are as follows:

	2003	2002	2001

Future, a related party	16%	24%	21%
Microteck, Inc.	18	—	—
Snecma	—	14	10

      For the year ended December 31, 2003, Sipex had three customers which accounted for 23%, 18% (related party — see Note 2) and 10% of the gross accounts receivable balance. For the year ended December 31, 2002, Sipex had three customers which accounted for 11%, 14% and 16% of the gross accounts receivable balance.

14.	Quarterly Data (Unaudited)

      Following is a summary of quarterly operating results and share data for the years ended December 31, 2003 and 2002. Subsequent to the issuance of the Company’s interim financial statements for the quarters June 28 and September 27, 2003, the Company determined that certain errors occurred in the costing of inventory held at subcontractors and in cut off associated with the accrual of returned products. As a result, the operating results presented below for the quarters ended June 28 and September 27, 2003 have been restated.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net loss per-share amounts are based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net loss per share for the four quarters may differ slightly from net loss per share for the year.

	Dec. 31, 2003	Sept. 27, 2003	June 28, 2003	March 29, 2003

		(restated)	(restated)

	(In thousands, except per-share data)
Fiscal 2003
Net sales	$4,207	$15,198	$14,891	$15,117
Gross profit (loss)	(7,850)	2,261	1,380	(182)
Net loss	(17,095)	(4,653)	(5,652)	(7,222)
Net loss per share — basic and diluted	(0.60)	(0.17)	(0.20)	(0.26)
Stock price range per share:
High	10.76	9.29	5.17	3.70
Low	7.50	4.68	2.82	2.23

	Dec. 31, 2002	Sept. 28, 2002	June 29, 2002	March 30, 2002

	(In thousands, except per-share data)
Fiscal 2002
Net sales	$16,583	$16,625	$16,988	$16,063
Gross profit (loss)	(1,414)	(6,706)	(2,243)	1,875
Net loss	(7,751)	(21,075)	(47,493)	(2,957)
Net loss per share — basic and diluted	(0.28)	(0.75)	(1.70)	(0.12)
Stock price range per share:
High	4.26	4.93	11.20	13.45
Low	0.96	1.60	4.09	9.51

      The following table compares the operating results for the quarters ended June 28 and September 27, 2003 previously reported and as restated (in thousands):

	Sept. 27, 2003		June 28, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Net sales	$15,198	$15,198	$14,891	$14,891
Gross profit	3,569	2,261	2,395	1,380
Net loss	(3,345)	(4,653)	(4,637)	(5,652)
Net loss per share — basic and diluted	(0.12)	(0.17)	(0.17)	(0.20)

15.	Subsequent Event

      In connection with the agreement that Sipex entered into with the affiliates of Future during the fourth quarter of 2003 to terminate the First Note and the Second Note (see Note 2 for Related Parties), the affiliates of Future exercised their rights to convert both notes into 4.6 million common shares of Sipex. Subsequent to this conversion, affiliates of Future own approximately 40% of the Company’s outstanding common stock and hold a warrant to purchase another 900,000 shares. The long-term related party debt was extinguished and recorded as equity in the first quarter of 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

      (a) Previous Principal Independent Accountants and Auditors.

      KPMG LLP (“KPMG”) was previously the principal accountants for Sipex Corporation (the “Company”). On June 6, 2003, KPMG resigned.

      In connection with the audits of the two fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through June 6, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      The audit reports of KPMG on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      In addition, there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K during the two fiscal years ended December 31, 2002 or the subsequent interim period through June 6, 2003, except as described below:

      KPMG’s management letter issued in connection with their audit for the Company’s fiscal year ended December 31, 2002 identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the deficiencies in the systems and processes used in the preparation of the financial statements and the lack of proper management review and account analysis. The area most significantly impacted by the material weaknesses related to inventory, including costing systems, reserves, work in-process and variance analysis. The material weaknesses identified in KPMG’s management letter for the fiscal year ended December 31, 2002 were described in the Company’s Annual Report on Form 10-K for this period.

      KPMG’s management letter issued in connection with their audit for the Company’s fiscal year ended December 31, 2001 identified “material weaknesses” relating to the processing of product returns from distributors and customers and credit memos, and the accounting for the reserve for returns. In addition, such management letter identified a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the preparation of reconciliations and lack of proper management review.

      The Audit Committee of the Company’s Board of Directors and the Company’s management discussed these reportable events with KPMG. The Company has authorized KPMG to respond fully to any inquiries of any successor accountant concerning the subject matter of the reportable events.

      The KPMG’s letter, dated June 12, 2003, to the Securities and Exchange Commission was filed as an exhibit to the Form 8-K by the Company on June 13, 2003.

      (b) New Principal Independent Accountants and Auditors.

      On July 10, 2003, Deloitte & Touche LLP was engaged as the Company’s new independent auditors.

      During each of our two most recent fiscal years and through the date of this report, the Company did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures:

Evaluation of disclosure controls and procedures

      As of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Phillip A. Kagel, our

Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Senior management and our Audit Committee were informed by our previous independent auditors as part of the December 31, 2002 audit that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the deficiencies in the systems and processes used in the preparation of the consolidated financial statements and the lack of proper management review and account analysis. Mr. Maghribi and Mr. Kagel determined that these material weaknesses, together with certain other deficiencies, if unaddressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner. At the end of the third quarter of 2003, certain key accounting personnel resigned. While we hired temporary replacements and continue to seek permanent replacements, the 2003 year end closing process took longer than anticipated and continued to require a significant level of manual reconciliations and adjustments. In connection therewith, errors were identified by the Company that required restatement of our second and third quarter of 2003 results of operations.

      On March 12, 2004, Deloitte & Touche LLP advised management and the Audit Committee of two reportable conditions in our internal controls. According to the American Institute of Certified Public Accountants, a “reportable condition” is a matter that comes to an auditor’s attention that represents a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to initiate, record, process and report financial data consistent with the assertions of management in financial statements. The first reportable condition related to our process for determining the deferral of costs associated with the deferred sales to our major distributor, Future. Errors impacting cost of sales were detected in the process to determine the deferral of such costs. The second reportable condition related to staffing of the accounting department and our reliance on manual reconciliations and analysis.

      Based on the above and under the direction of the Audit Committee and the Board of Directors, senior management have dedicated resources and took steps to strengthen control processes in order both to identify and rectify the deficiencies and prevent the situations from recurring. To this end, the following steps were taken:

•	we established a Disclosure Committee with a mandate to assist our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our public disclosures and in evaluating regularly our disclosure controls and procedures;

•	we are implementing improved inventory control systems and procedures throughout our manufacturing lines;

•	we are implementing procedures to ensure accurate and timely account analysis and reconciliations; and

•	updated written policies and procedures are being prepared to standardize and improve processes, including procedures relating to systems, finance policies and internal controls.

      We continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal controls and disclosure controls and procedures. In this regard, we are expanding the finance staff resources to focus on account reconciliations and process improvements. We are also replacing our existing management information system.

      As a result of the steps taken to improve controls and following the conclusion of our recently completed review of our financial accounts, Mr. Maghribi and Mr. Kagel concluded that the information required to be disclosed in this annual report has been recorded, processed, summarized and reported as required. Based upon their evaluation and as of the end of the period covered by this annual report, the Chief Executive Officer and Chief Financial Officer further concluded that our disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

Changes in Internal Control Over Financial Reporting

      Other than as described above, there have been no significant changes in our internal control over financial reporting that occurred during our fourth quarter of fiscal year 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

      The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2004 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2003, in the table under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11.	Executive Compensation:

      The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2004 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2003, under the caption “Compensation and Other Information Concerning Directors and Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management:

      The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2004 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2003, in the tables under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 about the securities authorized for issuance under our equity compensation plans, consisting of our the 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan.

	(a)	(b)	(c)

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	3,264,814	$7.34	1,119,932
Equity compensation plans not approved by stockholders	3,375,250	$3.76	1,246,400

Total	6,640,064	$5.52	2,366,332

Above table does not include approved 1996 Employee Stock Purchase Plan in which 33,972 shares are currently available to issue.

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

2002 Nonstatutory Stock Option Plan

      In September 2001, our Board of Directors adopted the 2002 Nonstatutory Stock Option Plan pursuant to which non-statutory stock options for up to 1,000,000 shares of common stock may be granted to employees, consultants or advisors. The 2002 Nonstatutory Stock Option Plan was filed with our registration statement on Form S-8 (File No. 333-73880) as filed with the SEC on November 21, 2001. In October 2002, our Board of Directors adopted an amendment to the 2002 Nonstatutory Stock Option Plan to increase the number of shares reserved under the plan by 1,000,000 shares, from 1,000,000 shares to 2,000,000 shares.

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

      The information required by this item is incorporated by reference from the Company’s definitive proxy statement in connection with its 2004 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2003, under the caption “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2004 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2003, under the caption “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K:

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of the Company and Reports of Independent Accountants are incorporated in Item 8 of this report.

Independent Auditors’ Reports

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules. Consolidated financial statement schedules have been omitted because they are either not required or are included in the consolidated financial statements or the notes thereto.

3(a). The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

3(b). Reports on Form 8-K

      On December 23, 2003, Sipex filed a Current Report on Form 8-K (SEC file number 00027892) to announce that it had entered into an agreement with Rodfre Lending LLC (“Rodfre Lending”) and Rodfre Holding LLC, both affiliates of the Registrant’s largest distributor, Future Electronics Inc. (“Future”), to amend certain of the terms of the Registrant’s two outstanding convertible notes held by Rodfre Lending.

      On December 19, 2003, Sipex filed a Current Report on Form 8-K (SEC file number 00027892) to announce that on December 9-11, 2003, Walid Maghribi, the Chief Executive Officer of SIPEX Corporation (the “Registrant”), and Phillip A. Kagel, the Registrant’s Chief Financial Officer, would make a financial and business related presentation to certain analysts and investors.

      On November 17, 2003, Sipex submitted a Current Report on Form 8-K (SEC file number 00027892) to announce that issued a press release announcing revised results for the Registrant’s fiscal quarter ended September 27, 2003.

      On November 19, 2003, Sipex filed a Current Report on Form 8-K/ A (SEC file number 00027892) to amend the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2003.

      On October 30, 2003, Sipex filed a Current Report on Form 8-K (SEC file number 00027892) to amend the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2003 announcing the completion of its previously announced reincorporation from the Commonwealth of Massachusetts into the State of Delaware.

      On October 14, 2003, Sipex submitted a Current Report on 10-K (SEC file number 00027892) to announce expected revenue for the fiscal quarter ended September 28, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

SIPEX CORPORATION

By:	/s/ WALID MAGHRIBI

Walid Maghribi
Chief Executive Officer, President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WALID MAGHRIBI Walid Maghribi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2004

/s/ PHILLIP A. KAGEL Phillip A. Kagel	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ JOHN D. ARNOLD John D. Arnold	Director	March 15, 2004

/s/ JOSEPH C. CONSOLI Joseph C. Consoli	Director	March 15, 2004

/s/ DOUGLAS M. MCBURNIE Douglas M. McBurnie	Chairman of the Board of Directors	March 15, 2004

/s/ LIONEL H. OLMER Lionel H. Olmer	Director	March 15, 2004

/s/ THOMAS P. REDFERN Thomas P. Redfern	Director	March 15, 2004

/s/ JOHN L. SPRAGUE Dr. John L. Sprague	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)
2.2	Amendment No. 1 to the Agreement and Plan of Reorganization dated November 23, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)
3.2	Bylaws (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)
4.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.1**	1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.2**	1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.3**	1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.4**	1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.5**	1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.6	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.7**	1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.8**	Employment Agreement dated August 19, 2002 by and between the Company and Walid Maghribi (filed as Exhibit 99.1 to the Company’s 8K filed on August 23, 2002, and incorporated herein by reference)
10.9**	Employment Agreement, as of the 14th day of May, 1999, between the Company and James E. Donegan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)
10.10**	Employment Agreement, as of the 14th day of May, 1999, between the Company and Raymond W.B. Chow (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)
10.11	Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)
10.12	Form of Sales Representative Agreement (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)
10.13**	1997 Incentive Stock Option Plan (filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)
10.14**	Sipex Corporation 1999 Stock Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference)

Exhibit
Number	Description

10.15*	License Agreement between Timex Corporation and Sipex Corporation dated July 1, 1997 (previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
10.16**	Employment Agreement, dated as of the 9th day of August, 1999 between the Company and Stephen E. Parks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)
10.17**	2000 Non-Qualified Stock Option Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
10.18**	2002 Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 73880, and incorporated herein by reference)
10.19	Deed of Reconveyance and Termination of Lease (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)
10.20**	Employment Agreement dated February 2, 2003 by and between the Company and Phillip A. Kagel (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
10.21**	Employment Agreement dated September 11, 2002 by and between the Company and Joseph T. Rauschmayer (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
10.22**	Employment Agreement dated August 23, 2002 by and between the Company and Kevin Plouse (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
10.23	Securities Purchase Agreement dated as of September 27, 2002, by and between the Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.2 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference)
10.24	Sipex Corporation 5.75% Convertible Secured Note due 2007 (filed as Exhibit 99.3 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference).
10.25	Warrant to purchase 900,000 shares of common stock issued to S&F Financial Holdings, Inc. (filed as Exhibit 99.4 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)
10.26	Deed of Trust with Assignment of Rents dated as of September 27, 2002, between the Company, First America Title Insurance Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.5 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)
10.27	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
10.28	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
10.29	Securities Purchase Agreement dated as of May 27, 2003, by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)
10.30	Form of Company Convertible Secured Note to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)
10.31	Form of Registration and Standstill Agreement by and between the Company and Alonim Investments Inc., and its affiliates which are signatories thereto, namely: Future Electronics Inc., and S&F Financial Holdings Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)
10.32	Form of Voting Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

Exhibit
Number	Description

10.33	Form of Security Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)
10.34	Form of Deed of Trust to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)
10.35	Modification Agreement dated as of December 23, 2003 by and among the Company and Rodfre Lending LLC and certain of its affiliates (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 24, 2003)
21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
23.1	Consent of DELOITTE & TOUCHE LLP, independent auditors
23.2	Consent of KPMG LLP, independent auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.