Form 10-Q
period 2004-04-03
SIPEX CORP
filed 2004-05-13
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004
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

There were 33,071,737 shares of the Registrant’s Common Stock issued and outstanding as of May 7, 2004.

FORM 10-Q
THREE MONTHS ENDED APRIL 3, 2004

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 3, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$18,123	$18,185
Short-term investment securities	1,000	2,994
Accounts receivable less allowances of $423 and $353 at April 3, 2004 and December 31, 2003, respectively	8,339	8,793
Accounts receivable, related party (Note 4)	2,326	2,054
Inventories	17,065	15,956
Prepaid expenses and other current assets	1,086	1,434

Total current assets	47,939	49,416
Property, plant, and equipment, net	50,578	51,778
Other assets	225	410

Total assets	$98,742	$101,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,741	$11,340
Accrued expenses	4,060	4,087
Short-term portion of restructuring costs	407	422
Deferred income, related party (Note 4)	5,276	4,636

Total current liabilities	21,484	20,485
Long-term portion of restructuring costs	444	535
Long-term debt, related party (Note 4)	—	21,323

Total liabilities	21,928	42,343

Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 33,068 shares issued and outstanding at April 3, 2004 and 28,426 shares issued and outstanding at December 31, 2003	331	284
Additional paid-in capital	216,027	194,786
Accumulated deficit	(139,543)	(135,802)
Accumulated other comprehensive loss	(1)	(7)

Total stockholders’ equity	76,814	59,261

Total liabilities and stockholders’ equity	$98,742	$101,604

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	$10,527	$10,576
Net sales, related party (Note 4)	7,570	4,541

Total net sales	18,097	15,117

Cost of sales	8,955	10,924
Cost of sales, related party (Note 4)	4,594	4,375

Total cost of sales	13,549	15,299

Gross profit (loss)	4,548	(182)

Operating expenses:
Research and development	3,560	2,933
Marketing and selling	1,975	1,924
General and administrative	2,728	1,925
Restructuring	—	(6)

Total operating expenses	8,263	6,776

Loss from operations	(3,715)	(6,958)

Other income (expense):
Interest income	45	41
Interest expense	(95)	(245)
Other income (expense), net	55	121

Total other income (expense), net	5	(83)

Loss before income taxes	(3,710)	(7,041)
Income tax expense	31	181

Net loss	$(3,741)	$(7,222)

Net loss per common share— basic and diluted	$(0.12)	$(0.26)
Weighted average common shares outstanding— basic and diluted	30,649	28,031

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Operating activities:
Net loss	$(3,741)	$(7,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,824	1,808
Provision for inventories	312	630
Amortization of discount and issuance costs on long-term debt	57	76
Provision for bad debt, sales returns and allowances	229	259
Changes in assets and liabilities:
Accounts receivable	(47)	(3,562)
Inventories	(1,421)	1,707
Prepaid expenses and other current assets	348	1,188
Other assets	(19)	(18)
Accounts payable	401	(586)
Accrued expenses	(69)	753
Accrued restructuring costs	(106)	(223)
Deferred income	640	898

Net cash used in operating activities	(1,592)	(4,292)

Investing activities:
Proceeds from maturity of short-term investment securities	3,000	8,000
Purchase of short-term investment securities	(1,006)	(21)
Purchase of property, plant, and equipment	(623)	(443)

Net cash provided by investing activities	1,371	7,536

Financing activities:
Proceeds from issuance of common stock under employee stock plans	153	—

Net cash provided by financing activities	153	—

Effect of foreign currency exchange rate changes on cash and cash equivalents	6	3

Increase (decrease) in cash and cash equivalents	(62)	3,247
Cash and cash equivalents at beginning of period	18,185	6,489

Cash and cash equivalents at end of period	$18,123	$9,736

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1	$—

Interest	$—	$180

Non-cash financing activities:
Conversion of convertible debt to common stock	$21,176	$—

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Basis of Presentation

     Description of Business

     Sipex Corporation (“Sipex” or the “Company”) is a semiconductor company that designs, manufactures and markets high performance, value-added analog integrated circuits (“ICs”) that are used primarily by original equipment manufacturers (“OEMs”) operating in the historically high growth markets of computing, communications and networking infrastructure.

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

     Basis of Presentation

     The accompanying consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and the operating results and cash flows for the period presented. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sipex GmbH and Sipex Nippon. All significant intercompany accounts and transactions have been eliminated in consolidation.

     These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal year ended December 31, 2003, filed with the SEC. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Effective January 1, 2004, the Company’s fiscal year has changed from calendar year end to 52 or 53 weeks which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the first quarter of fiscal year 2004 covered 94 days from January 1, 2004 to April 3, 2004.

     Stock-Based Compensation

     The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company applies the disclosure provisions of Statement of Financial Accounting

Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure” as if the fair value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options and included in operations.

     As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the vesting period.

     The Company’s pro forma information for the three months ended April 3, 2004 and March 29, 2003 is as follows (in thousands, except per share data):

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Net loss as reported	$(3,741)	$(7,222)
Add: Stock-based compensation included in reported net loss, net of related tax effect	—	—
Less: Stock-based compensation determined under the fair value method for all awards, net of related tax effect	(1,655)	(1,462)

Pro forma net loss	$(5,396)	$(8,684)

Net loss per share
Basic and diluted — as reported	$(0.12)	$(0.26)
Basic and diluted — pro forma	$(0.18)	$(0.31)

     For pro forma net loss computation, the fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are as follows:

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Expected life of options	5 years	5 years
Volatility	63%	116%
Risk-free interest rate	3.0%	2.9%
Dividend yield	—	—

     The weighted-average fair value of options granted for the three months ended April 3, 2004 and March 29, 2003 was $4.37 and $2.25, respectively.

     There were no purchases of common stock made under the Employee Stock Purchase Plan (ESPP) in the first quarter of 2004.

Note 2 — Net Loss Per Share

     Basic net loss per share is based upon the weighted-average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net losses for the three months ended April 3, 2004 and March 29, 2003, respectively, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. In February 2004, the affiliates of Future Electronics, Inc. (“Future”) exercised their conversion rights to exchange both the First Note (see Note 4) and the Second Note (see Note 4) for an aggregate of 4.6 million of common shares of Sipex, bringing their ownership to approximately 40% of the Company’s outstanding common stock. The increase in the weighted average number of common shares outstanding from the conversion of the notes reduced the net loss per share for the current quarter by $0.01. The warrant to purchase 900,000 shares of Sipex’s common stock for $2.9458 per share held by an affiliate of Future has not been exercised as of April 3, 2004.

     Antidilutive potential common shares excluded from the dilution calculation represent 6,002,000 and 7,368,000 potential common shares for April 3, 2004 and March 29, 2003, respectively.

Note 3 — Effect of Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In December 2003, the FASB issued FIN 46R which defers the implementation date for the Company to the year ending December 31, 2004. As the Company does not have an interest in any variable interest entity, it does not expect the adoption to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 — Related Party Transactions

     The Company has a distributor agreement with Future that provides for Future to act as the Company’s exclusive distributor within North America and Europe. During 2003, Future increased its ownership of the Company and became a related party. On September 27, 2002, Sipex sold a convertible secured note (the “First Note”) with an attached warrant to an affiliate of Future for an aggregate cash amount of $12.0 million. The Company recorded the First Note at $10.4 million and the warrant at $1.6 million (recorded to additional paid-in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The First Note paid a 5.75% coupon and was convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the First Note, the Company could require the conversion of the First Note in installments if for a period of time Sipex common stock traded at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of Sipex common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant is $2.9458. The First Note was secured by a Deed of Trust on the Company’s land and building located at Milpitas, California.

     On June 20, 2003, Sipex sold a second convertible secured note (the “Second Note”) to an affiliate of Future for $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. In accordance with Emerging Issues Task Force (EITF) Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash,” the Company was required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to FASB No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on the Company’s land and building located at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property. In connection with the issuance of the Second Note, the Company entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of our stock on a fully diluted basis measured as defined in our agreement with the affiliates of Future. Also, Sipex entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of the Company’s common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all other stockholders of Sipex.

     During the fourth quarter of 2003, Sipex entered into an agreement with the affiliates of Future to convert the First and Second Notes into common stock subject to obtaining regulatory approval. In connection with the agreement, we accelerated the conversion rights of the Second Note and received $3.0 million cash and forgiveness of aggregate interest of $411,000 on both notes. As a consequence, non-cash charges of $14.1 million had been recognized against sales in 2003 representing the fair value of the conversion rights earned by Future as well as the net cost from terminating the sales incentive feature of the Second Note (thereby vesting the conversion rights). As of December 31, 2003, affiliates of Future held approximately 8.5 million shares of Sipex’s common shares or approximately 30% of our outstanding capital stock. Upon the receipt of regulatory approval in February 2004, the affiliates of Future exercised their conversion rights to exchange both the First Note and the Second Note for 4.6 million common shares of Sipex, bringing their ownership to approximately 40% of our outstanding capital stock. As a result of the conversion, all the related collateral and sales incentives have been waived. The warrant to purchase 900,000 shares of Sipex’s common stock for $2.9458 per share has not been exercised as of April 3, 2004.

     Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide, and accounted for 42% and 30% of total net sales for the three months ended April 3, 2004, and March 29, 2003, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its net sales.

Note 5 — Restructuring Costs

     During the first quarter of 2004, the Company utilized $111,000 of the restructuring reserve for payments of the Company’s Billerica, Massachusetts facility lease. The balance of the restructuring accrual as of April 3, 2004 consisted principally of facility exit costs, and is expected to be paid in the next four years.

     Below is a summary of the activity related to restructuring costs for the first quarter of 2004 (in thousands):

Restructuring
Costs
Accrual balance, December 31, 2003	$957
Incurred 2004	—
Charges utilized	(111)
Adjustments to accrual	5

Accrual balance, April 3, 2004	$851

Note 6 — Comprehensive Loss

     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. Sipex’s “other comprehensive loss” consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three months ended April 3, 2004 and March 29, 2003.

     The following table provides the comprehensive loss information (in thousands):

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Net loss	$(3,741)	$(7,222)
Other comprehensive loss:
Foreign currency translation adjustments	6	3

Comprehensive loss	$(3,735)	$(7,219)

Note 7 — Segment Information and Major Customers

     The Company’s Chief Executive Officer (CEO) is considered to be the Company’s chief operating decision maker. The Company has organized its operations based on a single operating segment: the development and delivery of high performance analog integrated circuits that are used primarily by original equipment manufacturers operating in the computing, communications and networking infrastructure markets. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product family and geographic region for purposes of making operating decisions and assessing financial performance. The Company has aligned its organization with the primary management objective of increasing overall sales unit volume, regardless of whether a distributor or the Company is the seller. The disaggregated sales information reviewed on a product family basis by the CEO includes the interface, power management and optical storage families along with other legacy product families.

     The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Interface	$10,533	$7,924
Power Management	5,552	3,100
Optical Storage	2,012	2,196
Other (Legacy/EL)	—	1,897

Total net sales	$18,097	$15,117

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Canada, Europe and Asia. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Japan	$3,324	$3,094
USA	3,754	2,902
Taiwan	2,673	2,893
Singapore	2,334	1,573
UK	2,397	1,298
Asia, other than Japan, Taiwan, & Singapore	2,465	1,919
Rest of the world	1,150	1,438

Total net sales	$18,097	$15,117

     Substantially all the Company’s operations and long-lived assets reside in the United States although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany and Belgium.

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales		% of Total Gross
	For the Three Months Ended		Accounts Receivable
	April 3, 2004	March 29, 2003	April 3, 2004	December 31, 2003
Future, a related party	42%	30%	21%	18%
Microtek, Inc.	*	16	*	23
Prohubs International	*	*	13	10
* Less than 10%.

Note 8 — Inventories

     Inventories were as follows (in thousands):

	April 3, 2004	December 31, 2003
Raw materials	$551	$424
Work-in-process	10,156	8,684
Finished goods	6,358	6,848

Total	$17,065	$15,956

Note 9 — Accrued Warranty

     Products are generally sold with a one-year warranty. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. The Company also assesses its pre-existing warranty obligations and may adjust the amounts based on actual experience or changes in future expectations:

     The following table summarizes the activity in the warranty reserve for the three months ended April 3, 2004 and March 29, 2003, respectively (in thousands):

	For the Three Months Ended
	April 3, 2004	March 29, 2003
Beginning accrued warranty	$195	$69
Warranty claims	(45)	(37)
Accruals for the period	53	207

Ending accrued warranty	$203	$239

Note 10 — Commitments

     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a U.S. based semiconductor foundry. This arrangement provides Sipex with favorable delivery terms and engineering support from PolarFab in return for exclusive manufacturing rights for certain products. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out one year. The initial term of the agreement is five years with renewals on a negotiated basis. As of April 3, 2004, the minimum purchase commitment with PolarFab was approximately $2.7 million for the following twelve months.

     In December 2002, Sipex entered into an agreement to use certain licensed tools for circuit design and development. The contract also provides maintenance support. Under the agreement Sipex is obligated to make $2.7 million in payments over three years. As of April 3, 2004, the total future payment commitment was $2.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at www.sipex.com/investor when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Overview

     We design, manufacture and market, high performance, analog integrated circuits, or ICs, that are used primarily by original equipment manufacturers, or OEMs, operating in the computing, consumer, communications and networking infrastructure markets. End product applications that contain our ICs include cellular phones and base stations, computers, DVD players, and digital cameras.

     Although economic conditions in the analog semiconductor industry began to improve in 2003 following a prolonged downturn during 2001 and 2002, demand for our products in the first quarter of 2004 remained soft. Similar to other semiconductor manufacturers, we are affected by overall market demand trends. However, we believe our sales performance is more dependent on execution of our internal initiatives than on overall market conditions.

     Our products fall into three major product families: power management; interface; and optical storage. Change in product mix and the sale of new products within each of our product families can significantly impact overall gross margin. During the first quarter of 2004, we continued the transformation of our product mix, focusing on existing products and increasing the sale of new products introduced in our three core product families. New products introduced in power management enabled sales in this product family to grow $2.5 million, or 79% in the first quarter of 2004, compared to the corresponding period of 2003; and interface product sales grew $2.6 million, or 33% in the first quarter of 2004 compared to the corresponding period of 2003. Net sales of our three core product families increased to $18.1 million in the first quarter of 2004 from $13.2 million in the corresponding period of 2003.

     We continually face both aggressive pricing practices as well as the emergence of new competitors in the market. In an effort to remain competitive, we intend to continue focusing on the key areas that drive operating and financial performance, including product mix, new product introductions, capacity utilization, cost reductions and productivity. All of these key areas are interrelated and important in affecting our gross margin. Cost reductions and productivity improvements are also required in order to remain competitive in our marketplace. Cost reductions are achieved in several ways, such as re-designing the products to “shrink” the size of the “die,” providing more individual products per wafer produced. This generates increased output without adding significant incremental cost. Other cost reductions and productivity improvements come through product back end yield improvement and test time reduction.

     Capacity utilization of our wafer fab in Milpitas, California is also an important factor impacting our gross margin. A large portion of our fab cost structure is fixed, such as depreciation and payroll expenses for process engineering and manufacturing support, which can be leveraged over an increasing volume of completed wafers. We build wafers for certain power management and all interface products in our fab. We outsource all of our optical storage products. Our wafer fab operation in Milpitas produced approximately 85% of our wafer requirements in the first quarter of 2004.

     With the sales product mix transformation and the manufacturing improvements, our gross profit (loss) improved from a $0.2 million loss in the first quarter of 2003 to a $4.5 million profit in the first quarter of 2004. Gross profit as a percentage of net revenue, or gross margin, was 25.1% in the first quarter of fiscal 2004 compared to (1.2%) in the corresponding quarter of 2003. The increase is attributable to the improvements in manufacturing yield and processes as a result of our continued efforts to standardize our manufacturing processes and improve our product design for manufacturability. Also, in the first quarter of 2003, gross loss was negatively impacted by lower capacity utilization within the manufacturing fab.

     Our net cash used in operating activities improved to $1.6 million in the first quarter of 2004 from $4.3 million in the comparable period of 2003. This is primarily attributable to the $3.5 million reduction in net loss for the first quarter of 2004 compared with the corresponding period in 2003.

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

     Future, a related party, is our exclusive distributor for North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for Future’s inventory of our products. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, we recognize net sales to Future when Future sells the products through to the end customer. Accounts receivable are recognized and inventory is relieved upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

     For all other sales, net sales are recognized upon title transfer and shipment because these distributors/customers have no price protection and have limited return rights. Distributors are permitted to return products limited to a percentage of their purchases over a specified period of time. We are able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, we accrue for estimated sales returns upon shipment based upon historical trends as well as any known pending sales returns.

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

     In estimating reserves, we also consider unusual events and market conditions. It is possible that future events such as the introduction of a competitive product, product obsolescence, price competition, weakness in the semiconductor industry and distributors’ desire to decrease levels of inventory in the distribution channel could result in significant changes in customer demand and cause future returns to increase beyond historical levels. Management believes that it is able to estimate returns and establish appropriate reserves for returns from customers for which Sipex recognizes revenue as of shipment, using the process described above. However, since reserves for estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual returns experience, or changes in our estimate of reserves for future returns, would be reflected in our reported net sales in the period we determine that difference, and could have a material impact on our future results of operations.

     Inventory valuation. We write down inventory for estimated excess quantities, obsolescence or marketability. In addition, we write down inventory costs to the lower of cost or market. Excess and obsolete inventory is determined by comparing current inventory to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the cost basis. In estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Reviews of the valuation of inventory reserves are performed on a quarterly basis.

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

     Income taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management assessed that it is not more likely than not that the deferred tax assets will be realized in the future. Our deferred tax assets at April 3, 2004 continue to have a full valuation allowance.

Results of Operations

     The table below presents the consolidated statements of operations as a percentage of net sales for the three-month periods ended April 3, 2004 and March 29, 2003.

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	100.0%	100.0%
Cost of sales	74.9	101.2

Gross profit (loss)	25.1	(1.2)
Operating expenses:
Research and development	19.7	19.4
Marketing and selling	10.9	12.7
General and administrative	15.1	12.7
Restructuring	0.0	(0.0)

Total operating expenses	45.7	44.8

Loss from operations	(20.6)	(46.0)
Other expense, net	0.0	(0.6)

Loss before income taxes	(20.6)%	(46.6)%

Net Sales

     Net sales were $18.1 million and $15.1 million for the first quarter of 2004 and 2003, respectively, representing an increase of 19.7% or $3.0 million. The increase was primarily due to several factors, including the introduction of several new product lines, cost reductions in the interface and power management product line, thus allowing the Company to compete more effectively; and increased focus in managing the representative and distribution network to increase design wins for the interface and power management product lines.

     Our international net sales were 79% and 81% of the total net sales for the first quarter of 2004 and 2003, respectively. In dollar terms, international net sales were $14.3 million and $12.2 million for the first quarter of 2004 and 2003, respectively, representing an increase of $2.1 million or 17%. Geographically, we experienced overall sales growth in all regions, including 7% in Japan, 17% in the Pacific Rim, 29% in the United States and 52% in Europe. The increases were primarily attributable to a 33% increase in net sales in the interface product line and a 79% increase in net sales in the power management product line in the first quarter of 2004, as compared to the first quarter of 2003.

Gross Profit (Loss)

     Gross profit (loss) improved to $4.5 million, or 25.1%, in the first quarter of 2004 from ($0.2) million, or (1.2%), in the first quarter of 2003. The increase was primarily attributable to improvements in manufacturing yield and processes as a result of our continued efforts to standardize our manufacturing processes and improve our product design for manufacturability. These manufacturing process improvements include our continuing efforts to convert our manufacturing capacity to two-micron geometry from five-micron geometry. This conversion increases the number of circuits per wafer and increases the end product sales value per wafer significantly with relatively minor increases in wafer cost. The conversion has improved our cost and yield performance. Also, in the first quarter of 2003, gross (loss) was negatively impacted by lower capacity utilization under the manufacturing fab.

Research and Development

     Research and development expenses were $3.5 million and $2.9 million for the first quarter of 2004 and 2003, respectively. The $0.6 million increase resulted primarily from $0.5 million increases in salary and fringe benefits due to an increase in headcount and a $0.1 million increase in purchases of masks and wafers used in product development activities. These increases resulted from anticipation of new product introductions and improvement in manufacturing technologies. As a percentage of net sales, research and development expenses remained largely constant in both periods at 19.7% and 19.4% in the first quarter of 2004 and 2003, respectively.

Marketing and Selling

      Marketing and selling expenses were $2.0 million and $1.9 million for the first quarter of 2004 and 2003, respectively. The net increase of $0.1 million was attributable to a $0.2 million increase in commission expense and a $0.1 million severance expense, offset by a $0.2 million decrease in salary and fringe benefits expenses resulting from fewer sales support headcount compared to the first quarter of 2003. As a percentage of net sales, marketing and selling expenses were lower in the first quarter of 2004 compared to the corresponding period of 2003, or 10.9% and 12.7%, respectively, due primarily to higher sales.

General and Administrative

     General and administrative expenses were $2.7 million and $1.9 million for the first quarter of 2004 and 2003, respectively. The increase of $0.8 million was primarily due to a $0.3 million increase in salaries, including additional headcount and a severance expense for an executive, a $0.1 million increase in bad debt expense and $0.2 million increase in foreign exchange losses. As a percentage of net sales, general and administrative expenses increased to 15.1% in the first quarter of 2004, compared to 12.7% in the first quarter of 2003 due primarily to the expenses described above.

Other Income (Expense), Net

     Other income (expense), net, was $5,000 and $(83,000) in the first quarter of 2004 and 2003, respectively. The increase was primarily attributable to a decrease in interest expense related to the amortization of the discount, on the convertible notes issued to affiliates of Future, as a result of the conversion of debt to the Company’s common stock in February of 2004.

Income Taxes

     Income tax expense consisted principally of accruals for income taxes relating to our international locations for the first quarter of 2004 and 2003, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

     As of April 3, 2004, we had available funds of $19.1 million consisting of cash, cash equivalents and short-term investments, as compared to $21.2 million at December 31, 2003. The decrease of $2.1 million was used primarily to fund our ongoing operations.

     Net cash used in operations was $1.6 million for the quarter ended April 3, 2004, resulting primarily from a $3.7 million net loss, of which $2.4 million was non-cash related, and offset by a $0.9 million decrease in working capital (primarily in inventory) and a $0.6 million increase in deferred income. Net cash used in operating activities in the first quarter of 2003 was $4.3 million, resulting primarily from a $7.2 million net loss, of which $2.8 million was non-cash related, and a $3.6 million increase in accounts receivable, partially offset by a $1.7 million decrease in inventories, a $1.2 million decrease in prepaid expenses and other current assets and $0.9 million increase in deferred income.

      Net cash provided by investing activities was $1.4 million in the first quarter of 2004, resulting primarily from $3.0 million of proceeds from maturity of short-term investments, offset by $1.0 million purchases of short-term investments and $0.6 million from purchases of property and equipment. Net cash provided by investing activities was $7.6 million in the first quarter of 2003, resulting primarily from $8.0 million of proceeds from maturity of short-term investments and $0.4 million from purchases of property and equipment.

     Net cash provided by financing activities was $0.2 million in the first quarter of 2004, resulting from $0.2 million in proceeds from exercise of stock options under our employee stock plans. In February 2004, the affiliates of Future exercised the conversion rights to convert the First Note and the Second Note into an aggregate of 4.6 million shares of our common stock. A total of $22.6 million of principal portion of long-term debt, net of $1.2 million in unamortized discount and a $0.2 million in unamortized issuance costs, was extinguished. As of April 3, 2004, the Company had no long-term debt.

Liquidity and Capital Resources

     Management believes that our existing cash and cash equivalents are adequate to fund operations, capital expenditures and research and development efforts for the next twelve months. However, in the event that we need to secure additional funds for operations, there is no guarantee that financing will be available or that it will be on terms that we will accept. In the long term, management believes that the results of its recent years’ restructuring activities, cost control actions and revised product line focus will eventually result in a return to positive cash flow from operations at which time it anticipates that additional equity or debt financing would become available for financing working capital requirements and capital expenditure plans. However, there is no guarantee that the Company will return to positive cash flow from operations or that financing, if required, will be available or that it will be on terms that we will accept.

Contractual Obligations

     As of April 3, 2004, Sipex’s contractual obligations are as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Restructuring liability (1)	$958	$448	$424	$86	$—
Operating leases (2)	1,846	495	735	519	97
Purchase commitment (3)	2,746	2,746	—	—	—
Purchase commitment (4)	1,974	987	987	—	—

Total contractual obligations	$7,524	$4,676	$2,146	$605	$97

(1)	Represents the estimated future lease payments less sublease income for our unused portion of Billerica, Massachusetts facility.

(2)	Excludes the lease payments related to restructuring facility at Billerica, Massachusetts.

(3)	Minimum purchase commitments to PolarFab based on quarterly rolling forecasts extending out for one year.

(4)	Fixed payment obligation for license to use software tool for circuit design.

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

Our auditors have identified certain “reportable conditions” and “material weaknesses” in the design and operation of our internal controls, which, if not adequately addressed, could result in accounting errors, call into question the accuracy of our financial results and prevent us from achieving Section 404 certification as mandated by the Sarbanes-Oxley Act.

     In communications by our independent auditors, Deloitte & Touche LLP, or D&T, to our Audit Committee with respect to D&T’s audit for the year ended December 31, 2003, D&T informed the Audit Committee that they identified the following “reportable conditions” in the design and operation of our internal controls:

•	Deficiencies in our process for determining costs related to deferred profit on shipments to our largest distributor, Future; and

•	Deficiencies in the staffing of our accounting department and related reliance on manual reconciliations and analysis.

     In addition, in connection with the audit for the year ended December 31, 2002, our former auditors identified certain “material weaknesses” in our internal controls, under standards established by the American Institute of Certified Public Accountants, primarily resulting from deficiencies in the systems and processes used in the preparation of our financial statements and the lack of proper management review and account analysis in certain areas. Although other areas were impacted by the material weaknesses, the most significant issues arising from the material weaknesses included inappropriate process and systems tracking of inventory, including significant manual reconciliations, as well as inappropriate and insufficient analysis performed in evaluating inventory costs capitalized and inventory excess and obsolete reserves established.

     The reportable conditions and material weaknesses noted above, if not adequately addressed, could result in accounting errors such as those underlying the restatements of our consolidated financial statements more fully discussed in Note 14 to our consolidated financial statements for the year ended December 31, 2003. Our failure to fully address these reportable conditions and material weaknesses in the design and operation of our internal controls could have a material adverse effect on our business, results of operations and financial condition.

     Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. We have identified a need to further evaluate and improve our inventory costing system and procedures. In addition, we have begun the process to implement a new enterprise requirements planning system. During the process of preparing our financial statements for the first quarter of 2004, we continued to experience delays and difficulties due to reliance on manual reconciliations and analyses. If we are unable to maintain an adequate level of processes and controls and improve our systems and procedures, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected. In addition, we may be unable to achieve Section 404 certification as mandated by the Sarbanes-Oxley Act. Please see Item 4 “Controls and Procedures” below.

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

     Approximately 85% of our net sales for the three months ended April 3, 2004 are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon available information, including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements, as well as historical returns. We defer revenue on shipments to Future until the product is resold by the distributor to the end user. These provisions, as well as the significant share ownership by Future, cause management to conclude that reasonable estimates of price concessions and returns cannot be made at the time of shipment to Future.

We derive a substantial portion of our revenues from Future, a related party, and our revenues would likely decline significantly if Future elects not to make, cancels, reduces or defers purchases of our products.

     Future has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide, and accounted for 42% of total net sales for the three months ended April 3, 2004 and 34% of total net sales before taking into account non-cash charges for the fair value of debt conversion rights for the year ended December 31, 2003, and 24% and 21% of total net sales for the years ended December 31, 2002 and 2001, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.

     We have a distributor agreement with Future that provides for Future to act as our exclusive distributor within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for their inventory of Sipex products. Sipex maintains a separate price list for products sold to Future, which may be different from the prices charged to customers in direct sales transactions. Our distributor agreement with Future does not contain minimum purchase commitments. As a result, Future could cease purchasing our products with short notice to us. In addition, Future may defer or cancel orders without penalty, which would likely cause our revenues, our business, our financial condition and our stock price to decline.

We may not successfully expand our sales and distribution channels.

     An integral part of our strategy is to expand our sales and distribution channels. We are increasing resources dedicated to developing and expanding these channels but we may not be successful doing so. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenues we receive for each sale will be less than if we had sold the same product to the customer directly. Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Even if we successfully expand our distribution channels, any new distributors may not have the technical expertise required to market and support our products successfully. If parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, we could be required to devote additional resources for customer support and our brand name, reputation and business could be negatively impacted. Our strategy of marketing products directly to our customers and indirectly through distributors may result in distribution channel conflicts.

Affiliates of Future, our largest distributor, beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring stockholder approval and could discourage potential acquisitions of our Company.

     As of December 31, 2003, affiliates of Future, our largest distributor, held approximately 8.5 million shares of our common stock, or approximately 30%, of our outstanding common stock. During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into our common stock for an additional 4.6 million shares, bringing their ownership up to 13.1 million shares, or approximately 40% of our outstanding common stock. The affiliates of Future also continue to hold a warrant to purchase 900,000 shares of our common stock.

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

We face significant risks related to our international operations.

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

     Our international sales in the three-month period ended April 3, 2004 were $14.3 million, or 79% of total net sales, and $51.6 million, or 81% of total net sales, before fair value of debt conversion rights for the year ended December 31, 2003 and $51.2 million and $42.0 million for the years ended 2002 and 2001, respectively, or 77% and 58% of total net sales for those years, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

Our inability to meet any increase in demand could reduce our market share.

     Demand shifts in the semiconductor industry are rapid and difficult to predict, and we may not be able to respond quickly enough to an increase in demand, if it occurs. Our ability to increase sales of our products depends, in part, upon our ability to optimize the use of our manufacturing capacity in a timely manner and, if necessary, expand our manufacturing capacity. If we are unable to respond to rapid increases in demand, if it occurs, for our products on a timely basis or to manage any corresponding expansion of our manufacturing capacity effectively, our customers could increase their purchases from our competitors, which would reduce our market share.

Our financial results may be adversely affected due to the highly volatile optical storage market.

     A significant component of our growth strategy depends on increasing shipments in the optical storage market. During 2003, we derived all of our optical storage sales from a limited number of customers in Japan. Local suppliers in Japan may have a competitive advantage over Sipex, which could adversely affect our ability to grow sales or continue to compete in Japan or other regions of the world. Any failure to increase our shipments in the optical storage market could limit our ability to grow our business and could adversely affect our operating results.

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

     There is no assurance that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, there can be no assurance that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable.

The implementation of a new management information system may disrupt our business.

     We have begun the process to implement a new enterprise resource planning and financial accounting and planning system, and integrate this new system with our customer relationship management system and our product management system. Implementation of the new management information system, including the integration with other systems, is a very complex process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Delays or errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

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

     There can be no assurance that foreign intellectual property laws will protect our intellectual property rights. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate our products or design around any of our patents. We may be subject to, or may initiate, interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources.

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees.

     Our success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog circuit designers. The competition for these employees is intense. Our employees are employed at-will, which means that they can terminate their employment at any time. There is no assurance that we will be able to retain our design engineers, executive officers and other key personnel. The loss of the services of one or more of our design engineers, executive officers or other key personnel or our inability to recruit replacements for these personnel or to otherwise attract, retain and motivate qualified personnel could seriously impede our success.

We have recently experienced significant changes in senior management and our corporate organization.

     Our Senior Vice President of Finance and Chief Financial Officer, Clyde R. Wallin, joined Sipex in April 2004. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers.

Our manufacturing processes are very complex, which may result in manufacturing difficulties.

     Our manufacturing processes are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields causing product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time we have experienced unfavorable yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiencies. There is no assurance that our foundries will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays.

We rely on outside foundries to supply certain of our wafers and those foundries may not produce at acceptable levels.

     We rely on outside foundries to supply certain of our fully-processed semiconductor wafers. This reliance on outside foundries presents the following potential risks:

•	lack of adequate wafer supply;

•	limited control over delivery schedules;

•	unavailability of, or delays in obtaining access to, key process technologies; and

•	limited control over quality assurance, manufacturing yields and production costs.

     Additionally, the manufacture of integrated circuits is a highly complex and technologically demanding process. Our third-party foundries have, from time to time, experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. There can be no assurance that our outside foundries will not experience lower than expected manufacturing yields in the future.

     Additionally, we do not have a guaranteed level of production capacity at any of these foundries with the exception of one of our foundries for whom we provide minimum purchase commitments in accordance with our supply agreement announced on August 21, 2003 (see Note 10 for Commitments). The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

Our wafer fabrication facility and the facilities of certain of our significant customers and third-party wafer suppliers are located in areas susceptible to earthquakes and other natural disasters.

     Our in-house fabrication facility and the facilities of certain of our significant customers and third-party wafer suppliers are located in areas that are susceptible to earthquakes and other natural disasters. Damage caused by earthquakes and other natural disasters may result in shortages in water or electricity or transportation, which could limit the production capacity of our wafer facility and/or the ability of certain of our subcontractors to provide needed products. Any reduction in production capacity or the ability to obtain fully processed semiconductor wafers could cause delays or shortages in our product supply, which would negatively impact our business. If our facilities or the facilities of our customers or suppliers are damaged by future earthquakes or other natural disasters, it could have a materially adverse effect on our business.

We rely on outside suppliers to assemble, test and ship products to our customers.

     We rely on outside assembly houses to assemble, test and ship our products to end customers. There can be no assurance that our third-party suppliers will allocate sufficient capacity to us to meet our requirements. Any sudden reduction or elimination of a primary source could result in material delay in the shipment of our product and could have a material adverse affect on our business and operating results.

     Because we rely on outside assembly houses to assemble, test and ship our products, we have limited control over quality assurance, manufacturing yields and production costs, and we have in the past experienced yield problems and delays. We could experience delays or yield issues in the future due to the transfer of products from development to production, which could negatively impact our business and operating results. In addition, if defects in our products are undetected, we may experience higher warranty expenses than anticipated, which could negatively impact our reputation, business and operating results.

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

     Our future revenues are difficult to predict and at times in the past we have failed to achieve our revenue expectations. Our expense levels are based in part, on our expectations of future revenues, and expense levels are, to a large extent, fixed in the short term. Since the fourth quarter of 2000, we have adjusted our spending levels as a result of decreased revenues and continue to focus on controlling costs. We may, however, be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results will be negatively impacted. Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and often fluctuates substantially. In the future, if we believe that demand is increasing, our operating expenses for personnel, new product development and for inventory would correspondingly increase as needed in anticipation of increasing sales levels. Our operating results would be negatively impacted if increased sales were not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

We may have capital requirements to maintain and grow our business and we may not be able to secure adequate capital on acceptable terms.

     In order to remain competitive, we must continue to make investments in our facilities and capital equipment. We obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.5 million, net of placement agent fees and other costs of issuance, and through the private placement of a convertible secured note and related warrant on September 27, 2002, which provided approximately $12.0 million, net of costs of issuance. We obtained funding from the private placement of a convertible secured note on June 20, 2003 which provided approximately $10.6 million, net of costs of issuance. In December 2003, we entered into an agreement to amend both outstanding convertible notes and accelerated the associated conversion rights. In connection with this agreement, we received $3.0 million in cash. During February 2004, the note holders converted their notes into our common stock, resulting in dilution to our stockholders. If we require additional financing, it may not be available or available on terms acceptable to us, and could result in additional dilution to existing stockholders.

Our stock price has been volatile and could continue to remain volatile.

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronics markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the first quarter of 2004, our stock closing price ranged from a high of $9.45 to a low of $6.13. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We could face securities litigation if our stock price remains highly volatile.

     The securities litigation process is inherently uncertain and unpredictable, and there can be no guarantee that we will not become subject to such suits in the future. If we do become subject to such suits, it could result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business.

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

     We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and listing requirements. Devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to these compliance activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

Market Risk

     We invest excess cash in financial instruments that are sensitive to market risks as part of our investment strategy. None of these market-sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. As required by our investment policy, available funds are invested in a manner that assures maximum safety and liquidity and, secondarily, maximizes yield within such constraints

Interest Rate Risk

     Our financial instruments consist primarily of high quality commercial paper and money market funds. We do not believe that it has a material exposure to interest rate risk.

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

     At April 3, 2004, we had short-term investments of $1.0 million. Our short-term investments consist of highly liquid investments with original maturities at the date of purchase of 91 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at December 31, 2003, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

Foreign Currency Exchange Risk

     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended April 3, 2004 and March 29, 2003.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     We carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Clyde R. Wallin, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2004.

     Senior management and our Audit Committee were informed by our previous independent auditors as part of the December 31, 2002 audit that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the deficiencies in the systems and processes used in the preparation of the consolidated financial statements and the lack of proper management review and account analysis. Mr. Maghribi and our former Chief Financial Officer, Phillip A. Kagel, determined that these material weaknesses, together with certain other deficiencies, if unaddressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner. At the end of the third quarter of 2003, certain key accounting personnel resigned. While we hired temporary replacements and continue to seek permanent replacements, the 2003 year end closing process took longer than anticipated and continued to require a significant level of manual reconciliations and adjustments. In connection therewith, errors were identified by the Company that required restatement of our second and third quarter of 2003 results of operations.

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

     During the process for preparing our financial statements for the first quarter of 2004, we continued to experience delays and difficulties due to reliance on manual reconciliations and analyses.

     Based on the above, and under the direction of the Audit Committee and the Board of Directors, senior management is dedicating resources and taking steps to strengthen control processes in order to both identify and rectify the deficiencies and prevent the situations from recurring. To this end, the following steps were and will be taken:

•	we established a Disclosure Committee with a mandate to assist our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our public disclosures and in regularly evaluating our disclosure controls and procedures;

•	we continue to implement improved inventory control systems and procedures throughout our manufacturing lines;

•	we intend to implement improved inventory costing systems and procedures;

•	we continue to implement procedures to ensure accurate and timely account analysis and reconciliations; and

•	updated written policies and procedures are being prepared to standardize and improve processes, including procedures relating to systems, finance policies and internal controls.

     We continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal controls and disclosure controls and procedures. In this regard, we are expanding the finance staff resources to focus on account reconciliations and process improvements. We are also replacing our existing management information system.

     As a result of the steps taken to improve controls and following the conclusion of our recently completed review of our financial accounts, Mr. Maghribi and our new Chief Financial Officer, Mr. Wallin, concluded that the information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported as required. Based upon their evaluation, and as of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer further concluded that our disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

Changes in Internal Control Over Financial Reporting

     Other than as described above, there have been no significant changes in our internal control over financial reporting that occurred during our first quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number	Title
10.36	Employment Agreement dated March 26, 2004 by and between the Company and Clyde R. Wallin.
10.37	Severance Agreement and Release executed on April 7, 2004 by and between the Company and Phillip A. Kagel.
31.1	Certification of CEO pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On February 23, 2004, Sipex submitted a Current Report on Form 8-K (SEC file number 00027892) with the transcript of a conference call relating to its results for the Registrant’s fourth quarter and fiscal year ended December 31, 2003.

     On February 23, 2004, Sipex submitted a Current Report on Form 8-K (SEC file number 00027892) to announce that it issued a press release re-issuing its results for the fourth quarter and fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE: May 13, 2004	BY	/s/ Clyde R. Wallin
Clyde R. Wallin
Senior Vice President, Finance
Chief Financial Officer & Treasurer
(Duly Authorized Officer &
Principal Financial Officer)

Exhibit Index

Exhibit Number	Title
10.36	Employment Agreement dated March 26, 2004 by and between the Company and Clyde R. Wallin.
10.37	Severance Agreement and Release executed on April 7, 2004 by and between the Company and Phillip A. Kagel.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.