Form 10-Q
period 2004-07-03
SIPEX CORP
filed 2004-08-12
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004
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
Yes ☒   No ☐

There were 34,030,458 shares of the Registrant’s Common Stock issued and outstanding as of August 6, 2004.

SIPEX CORPORATION
FORM 10-Q
SIX MONTHS ENDED JULY 3, 2004

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 3, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,056	$18,185
Restricted cash	525	—
Short-term investment securities	2,993	2,994
Accounts receivable less allowances of $444 and $353 at July 3, 2004 and December 31, 2003, respectively	6,783	8,793
Accounts receivable, net, related party (Note 4)	1,469	2,054
Inventories	18,712	15,956
Prepaid expenses and other current assets	1,393	1,434

Total current assets	43,931	49,416
Property, plant, and equipment, net	49,132	51,778
Restricted cash	1,312	—
Other assets	244	410

Total assets	$94,619	$101,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,175	$11,340
Accrued expenses	4,044	4,087
Current portion of restructuring costs	409	422
Deferred income, related party (Note 4)	5,260	4,636

Total current liabilities	20,888	20,485
Restructuring costs	384	535
Long-term debt, related party (Note 4)	—	21,323

Total liabilities	21,272	42,343

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 33,113 shares issued and outstanding at July 3, 2004 and 28,426 shares issued and outstanding at December 31, 2003	331	284
Additional paid-in capital	216,264	194,786
Accumulated deficit	(143,228)	(135,802)
Accumulated other comprehensive loss	(20)	(7)

Total stockholders’ equity	73,347	59,261

Total liabilities and stockholders’ equity	$94,619	$101,604

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
		(As Restated, See Note 11)		(As Restated, See Note 11)

Net sales	$7,847	$10,235	$18,374	$20,811
Net sales, related party (Note 4)	7,889	4,656	15,459	9,197

Total net sales	15,736	14,891	33,833	30,008

Cost of sales	6,450	9,142	15,405	20,066
Cost of sales, related party (Note 4)	5,163	4,369	9,757	8,744

Total cost of sales	11,613	13,511	25,162	28,810

Gross profit	4,123	1,380	8,671	1,198

Operating expenses:
Research and development	4,039	3,427	7,599	6,360
Marketing and selling	2,178	1,444	4,153	3,368
General and administrative	1,711	2,139	4,439	4,064
Restructuring	59	(294)	59	(300)

Total operating expenses	7,987	6,716	16,250	13,492

Loss from operations	(3,864)	(5,336)	(7,579)	(12,294)

Other income (expense):
Interest income	37	23	82	64
Interest expense	(10)	(252)	(105)	(497)
Other income (expense), net	52	(4)	107	117

Total other income (expense), net	79	(233)	84	(316)

Loss before income taxes	(3,785)	(5,569)	(7,495)	(12,610)
Income tax expense (benefit)	(100)	83	(69)	264

Net loss	$(3,685)	$(5,652)	$(7,426)	$(12,874)

Net loss per common share — basic and diluted	$(0.11)	$(0.20)	$(0.23)	$(0.46)

Weighted average common shares outstanding — basic and diluted	33,089	28,055	31,849	28,043

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the Six Months Ended
	July 3, 2004	June 28, 2003
		(As Restated, See Note 11)
Operating activities:
Net loss	$(7,426)	$(12,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,454	4,028
Provision for uncollectible receivables and returns and allowances	721	(435)
Provision for inventories	771	318
Amortization of discount and issuance costs on notes payable	57	158
Loss on disposal of capital assets	—	196
Compensation from acceleration of stock vesting	44	55
Changes in assets and liabilities:
Accounts receivable	1,875	(1,644)
Inventories	(3,527)	1,283
Prepaid expenses and other current assets	40	896
Other assets	(37)	(136)
Accounts payable	(165)	758
Accrued expenses	(348)	654
Accrued restructuring costs	(165)	(676)
Deferred income	887	1,130

Net cash used in operating activities	(3,819)	(6,289)

Investing activities:
Restricted cash	(1,837)	—
Proceeds from maturity of short-term investment securities	4,000	10,000
Purchase of short-term investment securities	(3,998)	(1,519)
Purchase of property, plant & equipment	(808)	(696)

Net cash provided by (used in) investing activities	(2,643)	7,785

Financing activities:
Net proceeds from issuance of note payable	—	10,432
Proceeds from issuance of common stock under employee stock plans	346	184

Net cash provided by financing activities	346	10,616

Effect of foreign currency exchange rate changes on cash and cash equivalents	(13)	43

Increase (decrease) in cash and cash equivalents	(6,129)	12,155
Cash and cash equivalents at beginning of period	18,185	6,489

Cash and cash equivalents at end of period	$12,056	$18,644

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$19	$—

Interest	$—	$170

Non-cash financing activities:
Conversion of convertible debt to common stock	$21,176	$—

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Basis of Presentation

     Description of Business

     Sipex Corporation (“Sipex” or the “Company”) is a semiconductor company that designs, manufactures and markets high performance, value-added analog integrated circuits (“ICs”) that are used primarily by original equipment manufacturers (“OEMs”) operating in the computing, communications and networking infrastructure markets.

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

     Basis of Presentation

     The accompanying consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and the operating results and cash flows for the periods presented. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of interim periods have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year.

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

     The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     Effective January 1, 2004, the Company’s fiscal year has changed from calendar year end to a 52 or a 53 week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the first quarter of fiscal year 2004 covered 94 days from January 1, 2004 to April 3, 2004 and the second quarter covered 91 days from April 4, 2004 to July 3, 2004.

     Restricted Cash

     Restricted cash consists of $1.8 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement. The agreement expires on November 2, 2007.

     Stock-Based Compensation

     The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” as if the fair value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options on a straight-line basis and included in operations.

     As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income (loss) and earnings per common share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, as if the Company had accounted for such awards under the fair value method of SFAS No. 123 using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the vesting period.

     The Company’s pro forma information for the three and six months ended July 3, 2004 and June 28, 2003 is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net loss, as reported	$(3,685)	$(5,652)	$(7,426)	$(12,874)
Add: Stock-based employee compensation included in reported net loss	44	55	44	55
Less: Stock-based employee compensation determined under the fair value method for all awards	(1,561)	(1,807)	(3,382)	(3,161)

Pro forma net loss	$(5,202)	$(7,404)	$(10,764)	$(15,980)

Net loss per share
Basic and diluted - as reported	$(0.11)	$(0.20)	$(0.23)	$(0.46)
Basic and diluted - pro forma	$(0.16)	$(0.26)	$(0.34)	$(0.57)

     For pro forma net loss computation, the fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Expected life of options	5 years	5 years	5 years	5 years
Volatility	61%	115%	62%	116%
Risk-free interest rate	3.7%	2.6%	3.4%	2.7%
Dividend yield	—	—	—	—

     The weighted-average fair value of options granted for the three months ended July 3, 2004 and June 28, 2003 was $3.23 and $3.24, respectively.

     The fair value of Employee Stock Purchase Plan shares issued during the second quarter of 2004 and 2003, respectively, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 61% and 115%, risk free interest rate of 1.39% and 1.08% for the second quarter of 2004 and 2003, respectively; no dividend yield and option life of six months for both periods. The weighted-average fair value of Employee Stock Purchase Plan shares was $1.37 and $1.75 for the second quarter of 2004 and 2003, respectively.

Note 2 — Net Loss Per Share

     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net losses for the three and six months ended July 3, 2004 and June 28, 2003, respectively, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. In February 2004, affiliates of Future Electronics, Inc. (“Future”) exercised their conversion rights to exchange both the First Note (see Note 4) and the Second Note (see Note 4) for an aggregate of 4.6 million of common shares of Sipex, bringing their ownership to approximately 40% of the Company’s outstanding common stock. The increase in the weighted average number of common shares outstanding from the conversion of the notes reduced the net loss per share for the three and six months ended July 3, 2004 by $0.02 and $0.03, respectively. The warrant, held by affiliates of Future, to purchase 900,000 shares of Sipex’s common stock for $2.9458 per share had not been exercised as of July 3, 2004 (see Note 12 for information regarding the subsequent exercise of the warrant).

     Antidilutive potential common shares excluded from the dilution calculation represented 2,757,721 and 8,949,000 potential common shares for three months ended July 3, 2004 and June 28, 2003, respectively, and 4,390,249 and 8,959,000 potential common shares for the six months ended July 3, 2004 and June 28, 2003, respectively.

Note 3 – Effect of Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In December 2003 the FASB issued FIN 46R which defers the implementation date for the Company to the year ending December 31, 2004. As the Company does not have an interest in any variable interest entity, the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 — Related Party Transactions

     The Company has a distributor agreement with Future that provides for Future to act as the Company’s exclusive distributor within North America and Europe. During 2003, Future increased its ownership of the Company’s capital stock and became a related party. On September 27, 2002, Sipex sold a convertible secured note (“the First Note”) with an attached warrant to purchase 900,000 shares of Sipex common stock to an affiliate of Future for an aggregate cash amount of $12.0 million. The Company recorded the First Note at $10.4 million and the warrant at $1.6 million (recorded to additional paid-in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The First Note paid a 5.75% coupon and was convertible after one year into Sipex common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the First Note, the Company could require the conversion of the First Note in installments if for a period of time Sipex common stock traded at a price in excess of 150% of the conversion price of $7.50. The attached warrant was exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant was $2.9458. The First Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California.

     On June 20, 2003, Sipex sold a second convertible secured note (“the Second Note”) to an affiliate of Future for $10.6 million. The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. In accordance with Emerging Issues Task Force (EITF) Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash,” the Company was required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to FASB No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property. In connection with the issuance of the Second Note, the Company entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of the Company’s common stock on a fully diluted basis. Also, Sipex entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of the Company’s common stock issuable upon conversion of the Second Note (i)  will not be voted or (ii)  will be voted in the same proportion as the votes cast by all stockholders of Sipex.

     During the fourth quarter of 2003, Sipex entered into an agreement with the affiliates of Future to convert the First Note and Second Note into common stock subject to obtaining regulatory approval. In connection with the agreement, the Company accelerated the conversion rights of the Second Note and received $3.0 million and forgiveness of interest on both notes of $411,000. As a consequence, non-cash charges of $14.1 million had been recognized against sales in the second half of 2003 representing the fair value of the conversion rights earned by Future during this period as well as the net cost from terminating the sales incentive feature of the Second Note (thereby vesting the conversion rights). As of December 31, 2003, affiliates of Future held approximately 8.5 million shares of the Company’s common shares or approximately 30%. Upon the receipt of regulatory approval in February 2004, the affiliates of Future exercised their conversion rights to exchange both the First Note and the Second Note for 4.6 million common shares of Sipex, bringing their ownership to approximately 40% of our outstanding capital stock. As a result of the conversion, all the related collateral and sales incentives have been waived. The warrant to purchase 900,000 shares of the Company’s common stock for $2.9458 per share had not been exercised as of July 3, 2004 (see Note 12 for information regarding the subsequent exercise of the warrant).

     Future has historically accounted for a significant portion of the Company’s revenues and is the Company’s largest distributor worldwide. Revenue from Future accounted for 50% and 31% of total net sales for the three months ended July 3, 2004 and June 28, 2003, respectively, and 46% and 31% of total net sales for the six months ended July 3, 2004 and June 28, 2003, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its sales.

Note 5 — Restructuring Costs

     For the six months ended July 3, 2004, the Company utilized $223,000 of the restructuring reserve for payments of the Company’s Billerica, Massachusetts facility lease. The balance of the restructuring accrual as of July 3, 2004 consisted principally of facility related exit costs, and is expected to be paid in the next three and one-half years.

     Below is a summary of the activity related to restructuring costs for the three and six months ended July 3, 2004 (in thousands):

Restructuring
Costs
Accrual balance, December 31, 2003	$957
Charges utilized	(111)
Adjustments to accrual	5

Accrual balance, April 3, 2004	851
Charges utilized	(112)
Adjustments to accrual	54

Accrual balance, July 3, 2004	$793

Note 6 — Comprehensive Loss

     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. Sipex’s “other comprehensive loss” consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and six months ended July 3, 2004 and June 28, 2003.

     The following table provides the comprehensive loss information (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net loss	$(3,685)	$(5,652)	$(7,426)	$(12,874)
Other comprehensive loss:
Foreign currency translation adjustment	(19)	40	(13)	43

Comprehensive loss	$(3,704)	$(5,612)	$(7,439)	$(12,831)

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

     The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Interface	$9,904	$7,901	$20,437	$15,825
Power Management	4,388	4,162	9,940	7,262
Optical Storage	1,444	2,442	3,456	4,638
Other (Legacy/EL)	—	386	—	2,283

Total net sales	$15,736	$14,891	$33,833	$30,008

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe and Asia. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
United States	$4,175	$2,939	$7,929	$5,841
Singapore	2,571	1,333	4,905	2,906
United Kingdom	2,482	1,285	4,879	2,583
Japan	2,399	3,396	5,723	6,490
Taiwan	1,949	2,416	4,622	5,309
Asia, other than Japan, Taiwan, & Singapore	1,268	1,974	3,733	3,893
Rest of the world	892	1,548	2,042	2,986

Total net sales	$15,736	$14,891	$33,833	$30,008

     Substantially all the Company’s operations and long-lived assets reside in the United States although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany and Belgium.

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales		% of Total Net Sales		% of Total Gross
	For the Three Months Ended		For the Six Months Ended		Accounts Receivable
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004	December 31, 2003
Future, a related party	50%	31%	46%	31%	18%	18%
Microtek, Inc.	*	19	*	17	12	23
Prohubs International	*	*	*	*	13	10

* Less than 10%

Note 8 — Inventories

     Inventories were as follows (in thousands):

	July 3, 2004	December 31, 2003
Raw materials	$509	$424
Work-in-process	9,959	8,684
Finished goods	8,244	6,848

Total	$18,712	$15,956

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

     The following table summarizes the activity in the warranty reserve for the six months ended July 3, 2004 and June 28, 2003 (in thousands):

	For the Six Months Ended
	July 3, 2004	June 28, 2003
Beginning accrued warranty	$195	$69
Warranty claims	(68)	(21)
Accruals for the period	169	130

Ending accrued warranty	$296	$178

Note 10 — Commitments and Contingencies

     Commitments

     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based, semiconductor foundry. This arrangement provides Sipex with favorable delivery terms and engineering support from PolarFab in return for exclusive manufacturing rights for certain products. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out one year. The initial term of the agreement is five years with renewals on a negotiated basis. As of July 3, 2004, the minimum purchase commitment with PolarFab was approximately $4.1 million for the following twelve months.

     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of July 3, 2004, Sipex recorded $1.8 million as restricted cash, which is included in the consolidated balance sheet.

     Contingencies

     Under the terms and conditions of the Company’s sale agreement, Sipex has offered limited intellectual property indemnification to its customers. The indemnity limits the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Historically, payments made by the Company for this type of claim have not had a material impact on its operating results or financial position.

Note 11 — Restatement

     Subsequent to the issuance of the Company’s interim financial statements for the quarter ended June 28, 2003, the Company determined that certain errors occurred in the costing of inventory held at subcontractors. As a result, the operating results presented below for the three and six months ended June 28, 2003 have been restated.

	For the Three Months Ended		For the Six Months Ended
	June 28, 2003		June 28, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Cost of sales	$12,496	$13,511	$27,795	$28,810
Gross profit	2,395	1,380	2,213	1,198
Net loss	(4,637)	(5,652)	(11,859)	(12,874)
Net loss per share	(0.17)	(0.20)	(0.42)	(0.46)

Note 12 — Subsequent Event

     On August 5, 2004, affiliates of Future exercised the outstanding warrant to purchase 900,000 shares of Sipex’s common stock at an exercise price of $2.9458 per share for a total of $2,651,220. The warrant was issued to the affiliates of Future in connection with the $12 million convertible note issued in 2002, which was converted into the Company’s common stock in February 2004. In connection with the warrant exercise, Sipex agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of the Company’s issued and outstanding voting capital stock and (ii) 42.5% of the Company’s issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: the numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of the Company’s voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). Based on currently outstanding shares, the affiliates of Future could purchase approximately 2.7 million shares on the open market. On August 9, 2004, affiliates of Future purchased 2.5 million shares of the Company’s common stock on the open market bringing their aggregate ownership to approximately 47% of the Company’s issued and outstanding voting capital stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at www.sipex.com/investor when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the Uniform Resource Locators (URLs) for these websites are intended to be inactive textual references only.

     As discussed in Note 11 to the condensed consolidated financial statements, the Company’s financial statements for the three and six months ended June 28, 2003 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Overview

     We design, manufacture and market, high performance, value-added analog integrated circuits, or ICs, serving the broad analog signal processing market. We produce interface, power management and optical storage ICs for use in the automotive, portable products, computing, communications and networking infrastructure markets. End product applications that contain our ICs include cellular phones, base stations, computers, DVD players, and digital cameras. We categorize our products into three major product families: interface; power management; and optical storage.

     Net sales for the second quarter of 2004 increased by 5.7% to $15.7 million, as compared to net sales of $14.9 million in the corresponding period of 2003. We experienced a decrease in net sales of 13.0% from $18.1 million as compared to the first quarter of 2004. The increase in net sales in the second quarter of 2004 as compared to the corresponding quarter of the previous year was driven by increases in net sales of our core product lines of interface and power management products, partially offset by lower sales on optical storage products. The decline in net sales in the second quarter of 2004 as compared to the first quarter was primarily due to a delay in the ramp up to production of new optical storage products caused by constraints in capacity at our wafer foundry and back end assembly and test subcontractors for these products. These constraints also limited the improvement in our gross margins in the second quarter of 2004 as compared to the first quarter of 2004 as our optical storage products typically have higher gross margin than our other product families. Changes in product mix and the sale of new products within each of our product families can significantly impact overall gross margins. We anticipate achieving a greater balance of supply and demand in the third quarter for our optical storage products; however, we cannot assure that such a balance will be achieved.

     During the second quarter of 2004, we continued the transformation of our product mix, focusing on existing products and increasing the sale of new products introduced in our three core product families. New products introduced in interface increased product sales by $2.0 million, or 25% in the second quarter of 2004 compared to the corresponding period of 2003; and new power management products enabled sales in this product family to grow $0.2 million, or 5% in the second quarter of 2004, compared to the corresponding period of 2003. Due to the manufacturing constraints mentioned above, our sales in optical storage products declined 41%, or $1.0 million, in the second quarter of 2004 compared to the corresponding period of 2003. Net sales of our three core product families increased to $15.7 million in the second quarter of 2004 from $14.5 million in the corresponding period of 2003.

     We continually face both aggressive pricing practices as well as the emergence of new competitors in these markets. In an effort to remain competitive, we intend to continue focusing on the key areas to drive operating and financial performance, including product mix, new product introductions, capacity utilization, cost reductions and productivity. All of these key areas are interrelated and important in affecting our gross margin. Cost reductions and productivity improvements are also required in order to remain competitive in our marketplace. Cost reductions are achieved in several ways, such as re-designing the products to “shrink” the size of the “die,” providing more individual products per wafer produced. This generates increased output without adding significant incremental cost. Other cost reductions and productivity improvements come through product back end yield improvement and test time reduction.

     Capacity utilization of our wafer fab in Milpitas, California is also an important factor impacting our gross margin. A large portion of our fab cost structure is fixed, such as depreciation and payroll expenses for process engineering and manufacturing support, which can be leveraged over an increasing volume of completed wafers. We build wafers for certain power management and all interface products in our fab. We outsource the production of optical storage products. Our wafer fab operation in Milpitas, California produced approximately 84% of our wafer requirements in the second quarter of 2004.

     With the sales product mix transformation and the manufacturing improvements, our gross profit improved from a $1.4 million profit in the second quarter of 2003 to a $4.1 million profit in the second quarter of 2004. Gross profit as a percentage of net revenue, or gross margin, was 26.2% in the second quarter of fiscal 2004 compared to 9.3% in the corresponding quarter of 2003. The increase is attributable to the mix shift to higher margin products in our interface and power management product lines, improvements in average selling prices and improvements in manufacturing yields and processes as a result of our continued efforts to standardize our manufacturing processes and improve our product design for manufacturability.

     Our net cash used in operating activities decreased to $3.8 million for the six months ended July 3, 2004 from $6.3 million in the comparable period of 2003. This was primarily attributable to the $5.4 million reduction in net loss for the six months ended July 3, 2004 compared with the corresponding period in 2003, offset by the increase in inventories of $3.5 million.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those significant estimates that are particularly susceptible to change, which include revenue recognition, sales returns, inventory valuation, restructuring and impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There is no assurance that actual results will not differ from those estimates.

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

     Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

     Future, a related party, is our exclusive distributor for North America and Europe. Sales to this distributor are made under an agreement that provides protection against price reduction for Future’s inventory of our products. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, we recognize revenue on sales to Future when Future sells the products through to the end customer. Accounts receivable are recognized and inventory is released upon shipment as title to inventories generally transfers upon shipment at which point the Company has a legally enforceable right to collection under normal terms.

     For all other sales, revenue is recognized upon title transfer and shipment because these distributors/customers have no price protection and have limited return rights. Distributors are permitted to return products limited to a percentage of their purchases over a specified period of time. We believe that we are able to estimate and establish appropriate reserves for future returns from these distributors. For product sales recognized at the time of shipment, we accrue for estimated sales returns upon shipment based upon historical trends as well as any known pending sales returns.

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

     Inventory valuation. We write down inventory for estimated excess quantities, obsolescence or marketability. In addition, we write down inventory costs to the lower of cost or market. Excess and obsolete inventory is determined by comparing current inventory to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter ending backlog and comparing standard cost to anticipated market pricing. Inventories are written down to the lower of cost or market which becomes the new cost basis. In estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Reviews of the valuation of inventory reserves are performed on a quarterly basis.

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

     Income taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management assessed that it is not more likely than not that the deferred tax assets will be realized in the future. Our deferred tax assets at July 3, 2004 continue to have a full valuation allowance.

Results of Operations

     The table below presents the statements of operations for the three months and six months ended July 3, 2004 and June 28, 2003, as a percentage of net sales:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8	90.7	74.4	96.0

Gross profit	26.2	9.3	25.6	4.0
Operating expenses:
Research and development	25.7	23.0	22.4	21.2
Marketing and selling	13.8	9.7	12.3	11.2
General and administrative	10.9	14.4	13.1	13.6
Restructuring	0.4	(2.0)	0.2	(1.0)

Total operating expenses	50.8	45.1	48.0	45.0

Loss from operations	(24.6)	(35.8)	(22.4)	(41.0)
Other income (expense), net	0.5	(1.6)	0.2	(1.0)

Loss before income taxes	(24.1)%	(37.4)%	(22.2)%	(42.0)%

Net Sales

     Net sales were $15.7 million and $14.9 million for the second quarter of 2004 and 2003, respectively, representing an increase of 5.7% or $0.8 million. For the six months ended July 3, 2004, net sales increased 12.7% to $33.8 million compared to $30.0 million for the six months ended June 28, 2003. The increases were driven by several factors, including the introduction of several new products; cost reductions in interface and power management products allowing the Company to compete in commodity pricing market conditions; and increased focus on managing the sales channel of representatives and distributors to increase design wins for interface and power management products.

     Our international net sales were 73% and 80% of the total net sales for the second quarter of 2004 and 2003, respectively, and 77% and 81% for the six months ended July 3, 2004 and June 28, 2003, respectively. In dollar terms, the international net sales were $11.6 million and $12.0 million for the second quarter of 2004 and 2003, respectively. For the six months ended July 3, 2004 and June 28, 2003, international sales were $25.9 million and $24.2 million, respectively. Geographically, we experienced sales growth of 42% in the United States and 44% in the Europe for the second quarter of 2004 as compared to the same period in 2003. For the six months ended July 3, 2004, sales growth was 36% in the United States and 48% in Europe as compared to the six months ended June 28, 2003. Net sales in Asia other than Japan was flat in the second quarter of 2004, as compared to the same period in 2003 but showed 10% growth for the six months ended July 3, 2004 as compared to the six months ended June 28, 2003. The increases were primarily attributable to increases in shipment of interface and power management products in 2004 compared to 2003. Net sales declined 29% and 12% in Japan for the three and six months ended July 3, 2004 as compared to the corresponding periods in 2003. This decrease was driven by lower shipment of optical storage products.

Gross Profit

     Gross profit improved to $4.1 million, or 26.2%, in the second quarter of 2004 from $1.4 million, or 9.3%, in the corresponding period of 2003. For the six months ended July 3, 2004, gross profit increased to 25.6%, or $8.7 million, compared to 4.0%, or $1.2 million, for the six months ended June 28, 2003. The increase was primarily attributable to the improvements in manufacturing yields and processes as a result of our continued efforts to standardize our manufacturing processes and improve our product designs for manufacturability. These manufacturing process improvements include our continuing efforts to convert our manufacturing capacity to two-micron geometry from five-micron geometry. This conversion increases the number of circuits per wafer, and increases the end product sales value per wafer significantly with relatively minor increases in wafer cost. The conversion has improved our cost and yield performance. In addition, we decided to run our business through our Asian distribution network in a more disciplined manner by rejecting some customer orders that did not make sense from a pricing or product profitability perspective. This discipline contributed to the improvement in our gross profits and an increase in our average selling prices in the second quarter of 2004.

     Future Electronics has historically accounted for a significant portion of our revenues and gross profits. As our largest distributor, Future accounted for 50% and 46% of total net sales for the three and six months ended July 3, 2004, respectively. Future also accounted for 66% of our gross profits for both the three months and six months ended July 3, 2004. The gross profit on net sales to Future was 34.6% for the three months ended July 3, 2004, as compared to 6.2% for the corresponding period of 2003. The gross profit on net sales to Future for the six months ended July 3, 2004 was 36.9%, as compared to 4.9% for the corresponding period of 2003. The increases in the gross profit percentages for these periods were driven by lower product costs achieved by the manufacturing process and cost improvements noted above.

Research and Development

     Research and development expenses were $4.0 million and $3.4 million for the second quarter of 2004 and 2003, respectively. The $0.6 million increase resulted primarily from a $0.7 million increase in salary and benefits due to increases in headcount and a $0.3 million increase in purchases of masks set and prototype wafers used in product development activities. These increases resulted from increased new product development and process improvement activities. These increases were offset by lower depreciation and amortization expenses as fixed asset additions were reduced and as the equipment reached the end of its economic useful life. As a percentage of net sales, research and development expenses increased to 25.7% for the second quarter of 2004 as compared to 23.0% for the same quarter in 2003. For the six months ended July 3, 2004, research and development expenses increased to 22.4% of net sales, or $7.6 million, compared to 21.2% of net sales, or $6.4 million, for the six months ended June 28, 2003. These percentage increases were primarily attributable to higher spending on additional headcount and new product and manufacturing technologies including mask sets and prototype wafers.

Marketing and Selling

     Marketing and selling expenses were $2.2 million and $1.4 million for the second quarter of 2004 and 2003, respectively. The net increase of $0.8 million was primarily attributable to a $0.4 million increase in commission expenses on higher sales and a $0.3 million increase in salaries and benefits expenses driven by additional sales and marketing headcount compared to the corresponding period of 2003. As a percentage of net sales, marketing and sales were higher in the second quarter of 2004 compared to the corresponding period of 2003, or 13.8% and 9.7%, respectively. For the six months ended July 3, 2004, marketing and selling expenses increased to 12.3% of net sales, or $4.2 million, compared to 11.2% of net sales, or $3.4 million, for the six months ended June 28, 2003. These percentage and absolute dollar increases were primarily driven by higher spending on headcount in marketing and sales as well as additional commission expenses incurred during the second quarter of 2004.

General and Administrative

     General and administrative expenses were $1.7 million and $2.1 million for the second quarter of 2004 and 2003, respectively. The decrease of $0.4 million was primarily due to higher salaries and benefit expenses in the second quarter of 2003 due to severance expenses and relocation of the finance function from Billerica, Massachusetts to Milpitas, California. As a percentage of sales, general and administrative expense decreased from 14.4% in the second quarter of 2003 to 10.9% in the second quarter of 2004, due primarily to the changes in expenses described above. For the six months ended July 3, 2004, general and administration expenses were 13.1% of net sales, or $4.4 million, compared to 13.6% of net sales, or $4.1 million, for the six months ended June 28, 2003. The change as a percentage of sales were due to net sales have increased at a faster rate than the general and administrative expenses. The increase in absolute dollars in 2004 was primarily driven by additional financial and consulting resources engaged to prepare for compliance with the attestation of the effectiveness of our internal controls as mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Restructuring

     Restructuring consisted principally of facility exit costs. For the three and six months ended July 3, 2004, restructuring expenses of $59,000 represented adjustments to facility exit costs for our Billerica, Massachusetts facility lease. For the three and six months ended June 28, 2003, restructuring credit of $(294,000) and $(300,000), respectively, represented adjustments to facility exit costs for closing of our San Jose fabrication facility in the third quarter of 2002, and anticipated severance costs being less than originally expected.

Other Income (Expense), Net

     Other income (expense), net, was $79,000 and $(233,000) in the second quarter of 2004 and 2003, respectively. For the six months ended July 3, 2004, other income (expense), net, was $84,000 compared to $(316,000) for the same period in prior year. These increases were primarily attributable to a decrease in interest expense related to the convertible debt issued to the affiliates of Future which was converted to the Company’s common stock in February of 2004.

Income Tax Expense (Benefit)

     Income tax expense consisted principally of accruals for income taxes relating to our international locations. In the second quarter of 2004, income tax benefit resulted from the resolution of certain prior year foreign taxes at less than estimated amounts.

Financial Condition, Liquidity and Capital Resources

Financial Condition

     As of July 3, 2004, we had available funds of $15.0 million consisting of cash and cash equivalents of $12.0 million and short-term investments of $3.0 million, as compared to $21.2 million at December 31, 2003. The decrease of $6.2 million was used principally to fund our ongoing operations and to provide restricted cash under a contractual arrangement.

     Net cash used in operations was $3.8 million for the six months ended July 3, 2004, resulting primarily from the $7.4 million net loss, of which $5.0 million was non-cash related, offset by a $2.2 million decrease in working capital (primarily in inventories) and partially offset by a $0.9 million increase in deferred income. Net cash used in operating activities for the six months ended June 28, 2003 was $6.3 million, resulting primarily from the $12.9 million net loss, of which $4.3 million was non-cash related, partially offset by a $1.1 million increase in working capital and a $1.1 million increase in deferred income.

     Net cash used in investing activities was $2.6 million for the six months ended July 3, 2004, resulting primarily from $1.8 million for restricted cash and $0.8 million from purchases of property and equipment. Net cash provided by investing activities was $7.8 million for the six months ended June 28, 2003, resulting primarily from $10.0 million of proceeds from maturity of short-term investments, offset by $1.5 million from purchases of short-term investments and $0.7 million purchases of property and equipment.

     Net cash provided by financing activities was $0.3 million for the six months ended July 3, 2004, resulting from $0.3 million in proceeds from issuance of stock options under employee stock plans. Net cash provided by financing activities was $10.6 million for the six months ended June 28, 2003, resulting primarily from $10.4 million of net proceeds from issuance of convertible secured note referred as the Second Note. In February 2004, the affiliates of Future exercised the conversion rights to convert the First Note and the Second Note into an aggregate of 4.6 million shares of our common stock. A total of $22.6 million of principal portion of long-term debt, net of $1.2 million in unamortized discount and $0.2 million in unamortized issuance cost, was extinguished. As of July 3, 2004, the Company had no long-term debt.

Liquidity and Capital Resources

     Management believes that our existing cash and cash equivalents are adequate to fund operations, capital expenditures and research and development efforts for the next twelve months. However in the event that we need to secure additional funds for operations, there is no guarantee that financing will be available or that it will be on terms that we will accept. In the long-term, management believes that the results of its recent years’ restructuring activities, cost control actions and revised product line focus will eventually result in a return to positive cash flow from operations at which time it anticipates that additional equity or debt financing would become available for financing working capital requirements and capital expenditure plans. However, there is no guarantee that the Company will return to positive cash flow from operations or that financing, if required, will be available or that it will be on terms that we will accept.

Contractual Obligations

     As of July 3, 2004, Sipex’s contractual obligations were as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Restructuring liability (1)	$842	$448	$334	$60	—
Operating leases (2)	1,732	466	732	485	49
Purchase commitment (3)	4,079	4,079	—	—	—
Purchase commitment (4)	2,450	700	1,400	350	—

Total contractual obligations	$9,103	$5,693	$2,466	$895	$49

(1)	Represents the estimated future lease payments less sublease income for our unused portion of Billerica, Massachusetts facility.

(2)	Excludes the lease payments related to Billerica, Massachusetts that are included in (1) above.

(3)	Minimum purchase commitments to PolarFab based on quarterly rolling forecasts extending out for one year.

(4)	Fixed payment obligation for license to use software tools for circuit design.

Factors Affecting Results of Operations and Financial Position

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	our ability to design and manufacture products to meet customers’ specifications and expectations;

•	our ability to introduce new products and technologies on a timely basis;

•	market acceptance of our products and our customers’ products;

•	the introduction of products and technologies by our competitors;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	the availability of foundry capacity, raw materials and assembly and test capacity;

•	our ability to manufacture in the correct mix to respond to orders on hand and new orders received in the future;

•	fluctuations in yields;

•	changes in product mix;

•	the level of future product returns;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production; and

•	the overall economic conditions in the United States and abroad.

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

     Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. We have identified a need to further evaluate and improve our inventory costing system and procedures. In addition, we have begun the process to implement a new enterprise requirements planning system, which is expected to be completed in 2005. During the process of preparing our financial statements for the second quarter of 2004, we continue to experience some delays and difficulties due to reliance on manual reconciliations and analyses. If we are unable to maintain an adequate level of processes and controls and improve our systems and procedures, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected.

     In addition, we are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. In the event that our chief executive officer, chief financial officers or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock. Please see Item 4 “Controls and Procedures” below.

We may experience some delays and difficulties in developing and introducing new or enhanced products necessitated by technological advances.

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

     Our success also depends upon our ability to accurately specify and certify the conformance of our products to applicable standards and to develop our products in accordance with customer requirements. There can be no assurance that we will be able to adjust to changing market conditions as quickly and cost effectively as necessary to compete successfully. There can be no assurance that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Furthermore, there can be no assurance that our customers’ products will achieve market acceptance.

We depend on distributors who sell directly to OEMs.

     Approximately 84% of our net sales for both the three and six months ended July 3, 2004 are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent three months of shipments effective in the first quarter of 2004. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon available information, including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements, as well as historical returns. We defer revenue on shipments to Future until the product is resold by the distributor to the end user. These provisions, as well as the significant share ownership by Future, cause management to conclude that reasonable estimates of price concessions and returns cannot be made at the time of shipment to Future.

We derive a substantial portion of our revenues and gross profits from Future, a related party, and our revenues and gross profits would likely decline significantly if Future elects not to make, cancels, reduces or defers purchases of our products.

     Future has historically accounted for a significant portion of our revenues and gross profits. It is our largest distributor worldwide and accounted for 50% and 46% of total net sales for the three and six months ended July 3, 2004, respectively; and 16%, 24% and 21% of total net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Before taking into account the non-cash charges related to the fair value of debt conversion rights, Future represented 34% of total net sales for the twelve months ended December 31, 2003. Future also accounted for 66% of our gross profits for both the three months and six months ended July 3, 2004, as compared to 21% and 38% for the corresponding periods of 2003. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues and gross profits. The loss of Future as a distributor, a significant reduction in orders from Future, or a reduction in average selling prices to Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.

     We have a distributor agreement with Future that provides for Future to act as our sole distributor within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for their inventory of Sipex products. Sipex maintains a separate price list for products sold to Future, which may be different from the prices charged to customers in direct sales transactions. Our distributor agreement with Future does not contain minimum purchase commitments. As a result, Future could cease purchasing our products with short notice to us. In addition, Future may defer or cancel orders without penalty, which would likely cause our revenues, our business, our financial condition and our stock price to decline.

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

Affiliates of Future, our largest distributor, beneficially own a significant percentage of our common stock, which will allow them to significantly control matters requiring stockholder approval and could discourage potential acquisitions of our Company.

     As of December 31, 2003, affiliates of Future, our largest distributor, held approximately 8.5 million shares of our common stock, or approximately 30%, of our outstanding common stock. During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into our common stock for an additional 4.6 million shares, bringing their ownership up to 13.1 million shares, or approximately 40% of our outstanding common stock. On August 5, 2004, the affiliates of Future exercised a warrant to purchase 900,000 shares of our common stock. The warrant was issued to the affiliates of Future in conjunction with the $12 million convertible note issued in 2002, which was converted into our common stock in February 2004. In connection with this exercise of the warrant, we agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold up to 49% of our outstanding common stock or 42.5% on a fully diluted basis, whichever is less. Based on currently outstanding shares, the affiliates of Future can purchase approximately 2.7 million shares on the open market. On August 9, 2004, they purchased 2.5 million shares of the Company’s common stock on the open market.

     Affiliates of Future are not currently represented on our board of directors and do not have contractual rights to such representation or to any participation in the corporate governance of Sipex management. Due to their ownership of a significant percentage of our common stock, these security holders will be able to significantly control actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of these security holders could have the effect of delaying or preventing a change of control of Sipex or otherwise discouraging a potential acquirer from obtaining control of Sipex.

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

     Our international sales for the six months ended July 3, 2004 were $25.9 million or 77% of total net sales, and $51.6 million, or 81% of total net sales before fair value of debt conversion rights for the year ended December 31, 2003 and $51.2 million and $42.0 million for the years ended 2002 and 2001, respectively, or 77% and 58% of total net sales for those years, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

     There is no assurance that our design, development and introduction schedules for new products or enhancements to our existing and future products will be met. In addition, there is no assurance that these products or enhancements will achieve market acceptance, or that we will be able to sell these products at prices that are favorable.

The implementation of a new management information system may disrupt our business.

     We have begun the process to implement a new enterprise resource planning and financial accounting and planning system, and integrate this new system with our customer relationship management system and our product management system. Implementation of the new management information system, including the integration with other systems, is a very complex process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Delays and/or errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

We have only limited protection for our proprietary technology.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we are not aware of any pending or threatened patent litigation that we consider material, there is no assurance that third parties will not assert claims against us with respect to existing or future products or technologies and we have been subject to such claims in the past. In litigation to determine the validity of any third party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our management personnel from productive tasks. In the event of an adverse ruling in such litigation, we may be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There is no assurance that licenses will be available on acceptable terms, or at all, with respect to disputed third party technology. In the event of a successful claim against us and our failure to develop or license a substitute technology at a reasonable cost, our business, financial condition and results of operations would be materially and adversely affected.

     There is no assurance that foreign intellectual property laws will protect our intellectual property rights. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate our products or design around any of our patents. We may be subject to, or may initiate, interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources.

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

     Our Senior Vice President of Finance and Chief Financial Officer, Clyde R. Wallin, joined Sipex in April 2004 and Rick Hawron, our Senior Vice President of Sales, joined Sipex in February 2004. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers.

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

Product defects or compatibility problems with our products could damage our reputation, decrease market acceptance of our technology, cause us to replace defective or incompatible products at a substantial cost and result in potentially costly litigation.

     A number of factors, including design flaws, materials failures, manufacturing problems, and misapplication of our products may cause our products to contain undetected errors, defects or compatibility problems. Defects or compatibility problems with our products may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	result in increased product returns and cause us to incur costs due to unusable inventory or replacement of defective or incompatible products; or

•	require design modifications.

     If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products. This could result in the loss of existing customers and impair our ability to attract new customers in the future. In addition, we may discover defects or failures in our products after they are installed by customers. In such cases, we may incur significant costs and devote substantial management resources to correcting these problems. Our customers may also sue us for, or otherwise seek to recover from us, any losses resulting from alleged defects or errors in our products.

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

     Additionally, the manufacture of integrated circuits is a highly complex and technologically demanding process. Our third-party foundries have, from time to time, experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. There is no assurance that our outside foundries will not experience lower than expected manufacturing yields in the future.

     Additionally, we do not have a guaranteed level of production capacity at any of these foundries with the exception of one of our foundries for whom we provide minimum purchase commitments in accordance with our supply agreement announced on August 11, 2003 (see Note 10 for Commitments and Contingencies). The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

Our wafer fabrication facility and the facilities of certain of our significant customers and third- party wafer suppliers are located in areas susceptible to earthquakes and other natural disasters.

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

     We rely on outside assembly houses to assemble, test and ship our products to end customers. There can be no assurance that our third-party suppliers will allocate sufficient capacity to us to meet our requirements. Any sudden reduction or elimination of a primary source could result in material delay in the shipment of our products and could have a material adverse affect on our business and operating results.

     Because we rely on outside assembly house to assemble, test and ship our products, we have limited control over quality assurance, manufacturing yields and production costs, and we have in the past experienced yield problems and delays. We could experience delays or yield issues in the future due to the transfer of products from development to production, which could negatively impact our business and operating results. In addition, if defects in our products are undetected, we may experience higher warranty expenses than anticipated, which could negatively impact our reputation, business and operating results.

We must comply with significant environmental regulations, which is difficult and expensive.

     We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Any failure by us to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, there is no assurance that we have not violated laws or regulations in the past, which violations could result in remediation or other significant liabilities, or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other significant liabilities under current or future environmental laws or regulations.

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

We may not have sufficient capital to maintain and grow our business and we may not be able to secure adequate capital on acceptable terms.

     In order to remain competitive, we must continue to make investments in our facilities and capital equipment. We obtained additional funding through the private placement of 3.0 million shares of Sipex common stock on April 16, 2002, which provided $23.5 million, net of placement agent fees and other costs of issuance, and through the private placement of a convertible secured note and related warrant on September 27, 2002, which provided approximately $12.0 million, net of costs of issuance. We obtained funding from the private placement of a convertible secured note on June 20, 2003 which provided approximately $10.4 million, net of costs of issuance. In December 2003, we entered into an agreement to amend both outstanding convertible notes and accelerated the associated conversion rights. In connection with this agreement, we received $3.0 million in cash. During February 2004, the note holders converted their notes into our common stock, resulting in dilution to our stockholders. On August 5, 2004, we received $2.7 million in cash for our common stock issued to the warrant holders in conjunction with the $12.0 million convertible note on September 27, 2002. This resulted in further dilution to our stockholders. If we require additional financing, it may not be available or available on terms acceptable to us, and could result in additional dilution to existing stockholders.

Our stock price has been volatile and could continue to remain volatile.

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronics markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the second quarter of 2004, our stock closing price ranged from a high of $6.54 to a low of $4.75. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We could become involved in litigation or have claims made against us which could result in substantial costs, potential damages, and the diversion of management’s attention and resources, all of which could have a negative impact on our business and our financial results.

     We have in the past, and may in the future, become involved in litigation or have claims made against us by customers, distributors, former employees, shareholders or other third-parties related to a variety of matters concerning the operations of our business. The litigation process is uncertain and unpredictable and there is no guarantee that we will not become subject to lawsuits or claims in future. If we do become subject to lawsuits or claims, it could result in substantial costs, potential damages, and the diversion of management’s attention and resources, all of which could have a negative impact on our business and our financial results.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

     The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future, as a result of recent Congressional and regulatory actions. New laws, regulations, and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price. Proposals have been made concerning the expensing of stock options which could result in rules or laws that may adversely affect our reported financial results and have an adverse effect on our stock price.

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

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. The two debt instruments that we entered into had fixed interest rates. We do not use derivative financial instruments or engage in hedging activities in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities.

     At July 3, 2004, we had short-term investments of $3.0 million. Our short-term investments consist of highly liquid investments with original maturities at the date of purchase between 91 days and 180 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at July 3, 2004, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

Foreign Currency Exchange Risk

     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended July 3, 2004 and June 28, 2003.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     We carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Clyde R. Wallin, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2004.

     Senior management and our Audit Committee were informed by our previous independent auditors as part of the December 31, 2002 audit that they had identified “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the deficiencies in the systems and processes used in the preparation of the consolidated financial statements and the lack of proper management review and account analysis. Mr. Maghribi and our former Chief Financial Officer, Phillip A. Kagel, determined that these material weaknesses, together with certain other deficiencies, if unaddressed, could result in accounting errors and impair our ability to accurately report our financial results in a timely manner. At the end of the third quarter of 2003, certain key accounting personnel resigned. While we hired temporary replacements and sought permanent replacements, the 2003 year end closing process took longer than anticipated and continued to require a significant level of manual reconciliations and adjustments. In connection therewith, errors were identified by the Company that required restatement of our second and third quarter of 2003 results of operations.

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

     Based on the above, and under the direction of the Audit Committee and the Board of Directors, senior management is dedicating resources and taking steps to strengthen control processes in order to both identify and rectify the deficiencies and prevent the situations from recurring. To this end, the following steps were and will be taken:

•	we established a Disclosure Committee with a mandate to assist our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our public disclosures and in regularly evaluating our disclosure controls and procedures;

•	we intend to implement improved processes and procedures related to revenue recognition;

•	we continue to implement improved inventory control systems and procedures throughout our manufacturing lines;

•	we intend to implement improved inventory costing systems and procedures;

•	we continue to implement procedures to ensure accurate and timely account analysis and reconciliations; and

•	updated written policies and procedures are being prepared to standardize and improve processes, including procedures relating to systems, finance policies and internal controls.

     We continue to evaluate further improvements, including formalizing our processes, procedures and policies, to our internal controls and disclosure controls and procedures. In this regard, we are expanding the finance staff resources to focus on account reconciliations and process improvements. We are also replacing our existing management information system, of which we expect to implement in 2005.

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

Changes in Internal Control Over Financial Reporting

     Other than as described above, there have been no significant changes in our internal control over financial reporting that occurred during our second quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 27, 2004. Holders of an aggregate of 33,070,987 shares of common stock at the close of business on April 16, 2004 were entitled to vote at the meeting and the Holders of 26,723,173 shares of common stock were present or represented by Proxy at the meeting. At such meeting, the Company’s stockholders voted as follows:

Proposal 1

The following Class II Directors were elected at the meeting to serve for a three-year term:

	For	Withheld
Lionel H. Olmer.	25,875,305	847,868
John D. Arnold	26,458,972	264,201

Proposal 2

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year ending January 1, 2005:

For	Against	Abstained	Broker Non-Vote
26,677,589	39,896	5,688	0

Proposal 3

Approval of the amendment and restatement of the 1996 Employee Stock Purchase Plan:

For	Against	Abstained	Broker Non-Vote
22,368,158	319,058	39,785	3,996,172

The proposals above are described in detail in the Company’s definitive proxy statement dated May 5, 2004, for the Annual Meeting of Stockholders held on May 27, 2004.

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

     (b) Reports on Form 8-K

     On May 13, 2004, Sipex submitted a Current Report on Form 8-K (SEC file number 00027892) to report that it issued a press release announcing its results for the first quarter ended April 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE: August 12, 2004	BY	/s/ Clyde R. Wallin

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