Form 10-Q
period 2004-10-02
SIPEX CORP
filed 2004-11-12
CIK 1007800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 34,137,432 shares of the Registrant’s Common Stock issued and outstanding as of November 5, 2004.

SIPEX CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED OCTOBER 2, 2004

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,946	$18,185
Restricted cash	565	—
Short-term investment securities	2,995	2,994
Accounts receivable less allowances of $575 and $353 at October 2, 2004 and December 31, 2003, respectively	7,539	8,793
Accounts receivable, net, related party (Note 3)	803	2,054
Inventories	19,772	15,956
Prepaid expenses and other current assets	1,508	1,434

Total current assets	43,128	49,416
Property, plant, and equipment, net	46,713	51,778
Restricted cash	1,272	—
Other assets	234	410

Total assets	$91,347	$101,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,598	$11,340
Accrued expenses	4,135	4,087
Current portion of restructuring costs	672	422
Deferred income, related party (Note 3)	4,643	4,636

Total current liabilities	19,048	20,485
Restructuring costs	1,447	535
Long-term debt, related party (Note 3)	—	21,323

Total liabilities	20,495	42,343

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 34,078 shares issued and outstanding at October 2, 2004 and 28,426 shares issued and outstanding at December 31, 2003	341	284
Additional paid-in capital	219,060	194,786
Accumulated deficit	(148,530)	(135,802)
Accumulated other comprehensive loss	(19)	(7)

Total stockholders’ equity	70,852	59,261

Total liabilities and stockholders’ equity	$91,347	$101,604

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
		(As Restated,		(As Restated,
		See Note 10)		See Note 10)
Net sales	$11,644	$10,462	$30,018	$31,273
Net sales, related party (includes $1,214 charge in 2003 for debt conversion rights — see Note 3)	7,138	4,736	22,597	13,933

Total net sales	18,782	15,198	52,615	45,206

Cost of sales	8,895	8,534	24,300	28,637
Cost of sales, related party (Note 3)	5,113	4,403	14,870	13,147
Restructuring costs	—	—	—	(37)

Total cost of sales	14,008	12,937	39,170	41,747

Gross profit	4,774	2,261	13,445	3,459
Operating expenses:
Research and development	4,060	3,377	11,659	9,737
Marketing and selling	1,976	1,759	6,129	5,127
General and administrative	2,238	1,525	6,677	5,589
Restructuring	1,882	(29)	1,941	(329)

Total operating expenses	10,156	6,632	26,406	20,124

Loss from operations	(5,382)	(4,371)	(12,961)	(16,665)
Other income (expense):
Interest income	39	31	121	95
Interest expense	(12)	(302)	(117)	(799)
Other income, net	53	16	160	133

Total other income (expense), net	80	(255)	164	(571)

Loss before income taxes	(5,302)	(4,626)	(12,797)	(17,236)
Income tax expense (benefit)	—	27	(69)	291

Net loss	$(5,302)	$(4,653)	$(12,728)	$(17,527)

Net loss per common share — basic and diluted	$(0.16)	$(0.17)	$(0.39)	$(0.62)

Weighted average common shares outstanding — basic and diluted	33,707	28,145	32,461	28,077

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months ended
	October 2, 2004	September 27, 2003
		(As Restated
		See Note 10)
Operating activities:
Net loss	$(12,728)	$(17,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of debt conversion rights	—	1,214
Depreciation	5,501	6,448
Provision (reversal) for uncollectible receivables and returns and allowances	995	(604)
Amortization of discount and issuance costs on notes payable	57	242
Restructuring charges (reversal)	1,941	(366)
Loss on disposal of fixed assets	28	196
Compensation from acceleration of stock vesting	44	61
Changes in assets and liabilities:
Accounts receivable	1,510	(2,717)
Inventories	(3,816)	600
Prepaid expenses and other current assets	(74)	903
Other assets	(28)	(138)
Accounts payable	(1,742)	(1,244)
Accrued expenses	48	1,158
Accrued restructuring costs	(332)	(389)
Deferred income, related party	7	2,623

Net cash used in operating activities	(8,589)	(9,540)

Investing activities:
Restricted cash	(1,837)	—
Proceeds from maturity of short-term investment securities	6,000	10,963
Purchase of short-term investment securities	(6,001)	(7,469)
Purchase of property, plant & equipment	(912)	(1,413)

Net cash provided by (used in) investing activities	(2,750)	2,081

Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	10,432
Proceeds from exercise of warrants	2,651	—
Legal fees for conversion of convertible debt to common stock	(42)	—
Proceeds from issuance of common stock under employee stock plans	503	687

Net cash provided by financing activities	3,112	11,119

Effect of foreign currency exchange rate changes on cash and cash equivalents	(12)	57

Increase (decrease) in cash and cash equivalents	(8,239)	3,717
Cash and cash equivalents at beginning of period	18,185	6,489

Cash and cash equivalents at end of period	$9,946	$10,206

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$25	$143

Interest	$—	$—

Non-cash financing activities:
Conversion of convertible debt to common stock	$21,176	$—

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

     Effective January 1, 2004, the Company’s fiscal year has changed from calendar year end to a 52 or a 53 week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the first quarter of fiscal year 2004 covered 94 days from January 1, 2004 to April 3, 2004, the second quarter covered 91 days from April 4, 2004 to July 3, 2004, and the third quarter covered 91 days from July 4, 2004 to October 2, 2004.

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

     As required under SFAS No. 123 and SFAS No. 148, the pro forma effects of stock-based compensation on net income (loss) and earnings per common share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, as if the Company had accounted for such awards under the fair value method of SFAS No. 123 using the Black-Scholes option- pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income (loss) over the vesting period.

     The Company’s pro forma information for the three and nine months ended October 2, 2004 and September 27, 2003 is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net loss as reported	$(5,302)	$(4,653)	$(12,728)	$(17,527)
Add: Stock-based employee compensation included in reported net loss	—	6	44	61
Less: Stock-based employee compensation determined under the fair value method for all awards	(1,650)	(1,362)	(5,032)	(4,523)

Pro forma net loss	$(6,952)	$(6,009)	$(17,716)	$(21,989)

Net loss per share
Basic and diluted — as reported	$(0.16)	$(0.17)	$(0.39)	$(0.62)
Basic and diluted — pro forma	$(0.21)	$(0.21)	$(0.55)	$(0.78)

     For pro forma net loss computation, the fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Expected life of options	5 years	5 years	5 years	5 years
Volatility	61%	95%	61%	109%
Risk-free interest rate	3.5%	3.2%	3.4%	2.9%
Dividend yield	—	—	—	—
Weighted -average fair value of options granted	$2.43	$4.97	$3.48	$3.65

     There were no purchases of common stock made under Employee Stock Purchase Plan (ESPP) in the third quarter of 2004.

Note 2 — Net Loss Per Share

     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net losses for the three and nine months ended October 2, 2004 and September 27, 2003, respectively, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.

     Antidilutive potential common shares excluded from the dilution calculation represented 1,727,000 and 3,329,000 potential common shares for three months ended October 2, 2004 and September 27, 2003, respectively, and 3,503,000 and 7,495,000 potential common shares for the nine months ended October 2, 2004 and September 27, 2003, respectively.

Note 3 — Related Party Transactions

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

     On June 20, 2003, Sipex sold a second convertible secured note (“the Second Note”) to an affiliate of Future for $10.6 million. The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. In accordance with Emerging Issues Task Force (EITF) Issue No. 01-1, "Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash,” the Company was required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to FASB No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property. In connection with the issuance of the Second Note, the Company entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of the Company’s common stock on a fully diluted basis. Also, Sipex entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of the Company’s common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all stockholders of Sipex.

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

     In February 2004, upon the receipt of regulatory approval, the affiliates of Future exercised their conversion rights to exchange both the First Note and the Second Note for 4.6 million common shares of Sipex, bringing their ownership to approximately 40% of our outstanding capital stock. As a result of the conversion, all the related collateral and sales incentives have been waived. On August 5, 2004, affiliates of Future exercised the outstanding warrant to purchase 900,000 shares of Sipex’s common stock at an exercise price of $2.9458 per share for a total of $2,651,000. In connection with the warrant exercise, Sipex agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of the Company’s issued and outstanding voting capital stock and (ii) 42.5% of the Company’s issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of the Company’s voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). On August 9, 2004, affiliates of Future purchased 2.5 million shares of the Company’s common stock on the open market bringing their aggregate ownership to approximately 48% of the Company’s issued and outstanding voting capital stock as of October 2, 2004.

     Future has historically accounted for a significant portion of the Company’s revenues and is the Company’s largest distributor worldwide. Revenue from Future accounted for 38% and 31% of total net sales for the three months ended October 2, 2004 and September 27, 2003, respectively, and 43% and 31% of total net sales for the nine months ended October 2, 2004 and September 27, 2003, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its sales.

Note 4 — Restructuring

     In October 2003, the Company established a restructuring reserve of $1.1 million for the unused portion of its Billerica facility in Massachusetts. For the nine months ended October 2, 2004, the Company utilized $323,000 of the restructuring reserve for payments of the Company’s Billerica, Massachusetts facility lease. During the third quarter of 2004, Sipex incurred $1.9 million in additional restructuring accrual which reflects the Company’s ongoing plan to move the remaining operations to Milpitas, California and consisted of $1.4 million for future lease payments, $447,000 write-off of leasehold improvements and $32,000 for severance payments. The balance of the restructuring accrual as of October 2, 2004 consisted principally of facility lease costs, and is expected to be paid over the next three years and four months.

     Below is a summary of the activities related to restructuring and impairment charges for the three and nine months ended October 2, 2004 (in thousands):

			Total
			Restructuring
	Facility	Severance	Charges
Accrual balance, December 31, 2003	$957	$—	$957
Charges utilized	(111)	—	(111)
Adjustments to accrual	5	—	5

Accrual balance, April 3, 2004	851	—	851
Charges utilized	(112)	—	(112)
Adjustments to accrual	54	—	54

Accrual balance, July 3, 2004	793	—	793
Incurred in 2004	1,841	32	1,873
Charges utilized	(547)	—	(547)

Accrual balance, October 2, 2004	$2,087	$32	$2,119

Note 5 — Comprehensive Loss

     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. Sipex’s “other comprehensive loss” consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and nine months ended October 2, 2004 and September 27, 2003.

     The following table provides the comprehensive loss information (in thousands):

	For the Three Months Ended		For the Nne Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net loss	$(5,302)	$(4,653)	$(12,728)	$(17,527)
Other comprehensive loss:
Foreign currency translation adjustment	—	14	(12)	57

Comprehensive loss	$(5,302)	$(4,639)	$(12,740)	$(17,470)

Note 6 — Segment Information and Major Customers

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

     The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Interface	$8,344	$8,451	$28,781	$24,276
Power Management	5,575	3,877	15,515	11,138
Optical Storage	4,863	2,748	8,319	7,386
Other (Legacy/EL)	—	122	—	2,406

Total net sales	$18,782	$15,198	$52,615	$45,206

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Europe and Asia. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
United States	$3,587	$2,459	$11,516	$8,300
Singapore	2,552	1,508	7,457	4,414
United Kingdom	2,303	1,279	7,182	3,862
Japan	5,523	4,030	11,246	10,520
Taiwan	2,288	2,574	6,910	7,883
Asia, other than Japan, Taiwan, & Singapore	1,305	2,154	5,038	6,047
Rest of the world	1,224	1,194	3,266	4,180

Total net sales	$18,782	$15,198	$52,615	$45,206

     Substantially all the Company’s operations and long-lived assets reside in the United States although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany and Belgium.

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales		% of Total Net Sales		% of Total Gross
	For the Three Months Ended		For the Nine Months Ended		Accounts Receivable
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004		December 31, 2003
Future, a related party	38%	31%	43%	31%	*	%	18%
Microtek, Inc.	25	23	14	19	30		23
Prohubs International	*	*	*	*	*		10

* Less than 10%

Note 7 — Inventories

     Inventories were as follows (in thousands):

	October 2, 2004	December 31, 2003
Raw materials	$368	$424
Work-in-process	12,438	8,684
Finished goods	6,966	6,848

Total	$19,772	$15,956

Note 8 — Accrued Warranty

     Products are generally sold with a one-year warranty. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. The Company also assesses its pre-existing warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.

     The following table summarizes the activity in the warranty reserve for the nine months ended October 2, 2004 and September 27, 2003 (in thousands):

	For the Nine Months Ended
	October 2, 2004	September 27, 2003
Beginning accrued warranty	$195	$69
Warranty claims	(148)	(40)
Accruals for the period	236	175

Ending accrued warranty	$283	$204

Note 9 — Commitments and Contingencies

     Commitments

     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based, semiconductor foundry. This arrangement provides Sipex with favorable delivery terms and engineering support from PolarFab in return for exclusive manufacturing rights for certain products. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out one year. The initial term of the agreement is five years with renewals on a negotiated basis. As of October 2, 2004, the minimum purchase commitment with PolarFab was approximately $3.8 million for the following twelve months.

     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of October 2, 2004, Sipex recorded $1.8 million as restricted cash, which is included in the condensed consolidated balance sheet.

     In October 2004, the Company received a notice of intent from one of its Japanese distributors, Microtek, to terminate its distribution agreement with Sipex at the end of March 2005. This distributor markets the Company’s custom optical storage products along with other standard products of Sipex. Microtek accounted for 25% and 14% of the Company’s total net sales for the three and nine months ended October 2, 2004, respectively, and 23% and 19% of the Company’s total net sales for the three and nine months ended September 27, 2003, respectively. In certain circumstances upon termination of the distributor relationship, the distributors may return some portion of their prior purchases. The Company does not believe it is probable that it will be obligated to repurchase a material portion of this distributor’s prior product purchases. The Company also believes that it will be able to secure another distribution partner in Japan to replace the terminated relationship, and the transition will not have a material impact on the Company’s financial position or results of operations or cash flows.

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

Note 10 — Restatement

     Subsequent to the issuance of the Company’s interim financial statements for the quarter ended September 27, 2003, the Company determined that certain errors occurred in the costing of inventory held at subcontractors and in cut off associated with the accrual of returned products. As a result, the operating results presented below for the three and nine months ended September 27, 2003 have been restated (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2003		September 27, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Cost of sales	$11,629	$12,937	$39,424	$41,747
Gross profit	3,569	2,261	5,781	3,459
Net loss	(3,345)	(4,653)	(15,205)	(17,527)
Net loss per share	(0.12)	(0.17)	(0.54)	(0.62)

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

     As discussed in Note 10 to the condensed consolidated financial statements, the Company’s financial statements for the three and nine months ended September 27, 2003 have been restated. The accompanying management’s discussions and analysis gives effect to that restatement.

Overview

     We design, manufacture and market high performance, value-added analog integrated circuits, or ICs, serving the broad analog signal processing market. We produce interface, power management and optical storage ICs for use in the automotive, portable products, computing, communications and networking infrastructure markets. End product applications that contain our ICs include cellular phones, base stations, computers, DVD players, and digital cameras. We categorize our products into three major product families: interface; power management; and optical storage.

     Net Sales and Product Mix

     Net sales for the third quarter of 2004 increased by 23.6% to $18.8 million, as compared to net sales of $15.2 million in the corresponding period of 2003. We experienced an increase in net sales of 19.4% from $15.7 million in the second quarter of 2004. The increase in net sales in the third quarter of 2004 as compared to the corresponding quarter of the previous year was driven by increases in net sales of optical storage and power management products, partially offset by lower sales of interface products. The increase in net sales in the third quarter of 2004 as compared to the second quarter of 2004 followed this trend with increases in optical storage and power management products, partially offset by lower sales on interface products.

     We continually face both aggressive pricing practices as well as the emergence of new competitors in these markets. In an effort to remain competitive, we intend to continue focusing on the key areas that we believe are critical to driving enhanced operating and financial performance, including product mix, new product introductions, capacity utilization, cost reductions and productivity. All of these key areas are related and impact our gross margin. Cost reductions and productivity improvements are also required in order to remain competitive in our marketplace. Cost reductions are achieved in several ways, such as re-designing the products to “shrink” the size of the “die,” providing more individual products per wafer produced. This would generate increased output without adding significant incremental cost. Other cost reductions and productivity improvements could come through product back end yield improvement and test time reduction.

     Capacity utilization of our wafer fab in Milpitas, California is also an important factor impacting our gross margin. A large portion of our fab cost structure is fixed, such as depreciation and payroll expenses for process engineering and manufacturing support, which can be leveraged over an increasing volume of completed wafers. We build wafers for certain power management and all interface products in our fab. We outsource the production of optical storage products and some of our power management products. Our wafer fab operation in Milpitas, California produced approximately 80% of our wafer requirements in the third quarter of 2004.

     Our gross profit improved from a $2.3 million profit in the third quarter of 2003 to a $4.8 million profit in the third quarter of 2004. Gross profit as a percentage of net sales, or gross margin, was 25.4% in the third quarter of fiscal 2004 compared to 14.9% in the corresponding quarter of 2003. The increase was attributable to the shift in our product mix to higher margin products in our optical storage and power management product lines. The increase was also attributable to improvements in average selling prices for these product lines and improvements in manufacturing yields and processes as a result of our continued efforts to standardize our manufacturing processes and improve our product design for manufacturability. Our gross profit of $4.8 million improved from $4.1 million in the second quarter of 2004. However, as a percentage of net sales, gross profit declined from 26.2% in the second quarter to 25.4% in the third quarter. This decline was driven by a decline in average selling prices along with additional costs of sales charges for inventory write-down and higher manufacturing costs per unit on lower wafer fab production volumes as we acted to minimize inventory growth.

     Restructuring

     In October 2003, we established a $1.1 million restructuring reserve for our facility in Billerica, Massachusetts. This followed our 2002 restructuring initiative in which we transferred our back end test operations to Asia in the first quarter of 2003 and began to integrate other support activities to Milpitas, California. By the fourth quarter of 2003 we had vacated and segregated approximately 75% of the Billerica, Massachusetts facility and were seeking a lessee for this unoccupied space. During the third quarter of 2004, we entered into a sublease arrangement for a portion of the facility and decided to relocate the remaining personnel to Milpitas, California. This resulted in additional restructuring costs of $1.9 million for severance payments, remaining facility exit costs and the write-off of leasehold improvements in Billerica.

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

Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. From time to time, the Company develops custom products for various customers under engineering service contracts culminating in delivery of development sample products. The Company recognizes revenue under these agreements upon delivery of known functional development samples as delivery of such represents the culmination of utility of the contract to the customer. The Company recognizes the costs associated with these contracts as research and development expenses due to the uncertain nature of the development efforts until delivery of the known functional development samples.

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

     We account for restructuring charges beginning January 1, 2003 in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Prior to January 1, 2003, we accounted for restructuring in accordance with Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), "Restructuring and Impairment Charges.”

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

     Income taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management assessed that it is not more likely than not that the deferred tax assets will be realized in the future. Our deferred tax assets at October 2, 2004 continue to have a full valuation allowance.

Results of Operations

     The table below presents the statements of operations for the three months and nine months ended October 2, 2004 and September 27, 2003, as a percentage of net sales:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	85.1	74.4	92.4

Gross profit	25.4	14.9	25.6	7.6

Operating expenses:
Research and development	21.6	22.2	22.2	21.5
Marketing and selling	10.5	11.6	11.6	11.3
General and administrative	11.9	10.0	12.7	12.4
Restructuring	10.0	(0.2)	3.7	(0.7)

Total operating expenses	54.0	43.6	50.2	44.5

Loss from operations	(28.6)	(28.7)	(24.6)	(36.9)
Other income (expense), net	0.4	(1.7)	0.3	(1.3)

Loss before income taxes	(28.2)	(30.4)	(24.3)	(38.2)
Income tax expense (benefit)	0.0	0.2	(0.1)	0.6

Net loss	(28.2)%	(30.6)%	(24.2)%	(38.8)%

Net Sales

     Net sales were $18.8 million and $15.2 million for the third quarter of 2004 and 2003, respectively, representing an increase of 23.6%, or $3.6 million, in the third quarter of 2004. For the nine months ended October 2, 2004, net sales increased 16.4% to $52.6 million compared to $45.2 million for the nine months ended September 27, 2003. The increases were driven by several factors, including the introduction of several new optical storage and power management products, cost reductions in interface and power management products, and increased focus on managing the sales channel of representatives and distributors to increase design wins for interface and power management products.

     Our international net sales were 81% and 84% of the total net sales for the third quarter of 2004 and 2003, respectively, and 78% and 82% for the nine months ended October 2, 2004 and September 27, 2003, respectively. In dollar terms, international net sales were $15.2 million and $12.7 million for the third quarter of 2004 and 2003, respectively. For the nine months ended October 2, 2004 and September 27, 2003, international sales were $41.1 million and $36.9 million, respectively. Geographically, we experienced sales growth of 46% in the United States and 47% in Europe for the third quarter of 2004 as compared to the same period in 2003. For the nine months ended October 2, 2004, sales growth was 39% in the United States and 48% in Europe as compared to the nine months ended September 27, 2003. Net sales in Asia other than Japan decreased by 2% in the third quarter of 2004 as compared to the same period in 2003, but showed 6% growth for the nine months ended October 2, 2004 as compared to the nine months ended September 27, 2003. The increases were primarily attributable to increases in shipment of optical storage and power management products in 2004 compared to 2003. Net sales increased by 37% and 7% in Japan for the three and nine months ended October 2, 2004 as compared to the corresponding periods in 2003. This increase was driven by higher shipment of optical storage products.

Gross Profit

     Gross profit improved to $4.8 million, or 25.4% of net sales, in the third quarter of 2004 from $2.3 million, or 14.9% of net sales, in the corresponding period of 2003. For the nine months ended October 2, 2004, gross profit increased to $13.4 million, or 25.6% of net sales, compared to $3.5 million, or 7.6% of net sales, for the nine months ended September 27, 2003. The increases were primarily attributable to the improvements in manufacturing yields and processes as a result of our continued efforts to standardize our manufacturing processes and improve our product designs for manufacturability. These manufacturing process improvements reflected the conversion of our manufacturing capacity to two-micron geometry from five-micron geometry. This conversion increases the number of circuits per wafer, as well as improves the end product sales value per wafer significantly with relatively minor increases in wafer cost. The conversion has improved our cost and yield performance. In addition, we decided in the second quarter of 2004 to run our business through our Asian distribution network in a more disciplined manner by rejecting some customer orders that did not meet our pricing or product profitability criteria. While we may have sacrificed revenue in the second quarter, this discipline contributed to the improvement in our gross profits and an increase in our average selling prices in the third quarter of 2004.

     Future Electronics has historically accounted for a significant portion of our revenues and gross profits. As our largest distributor, Future accounted for 38% and 43% of total net sales for the three and nine months ended October 2, 2004, respectively. For both the three and nine month corresponding periods of 2003, Future accounted for 31% of total net sales. Future also accounted for 42% and 57% of our gross profits for the three months and nine months ended October 2, 2004, respectively. The gross profit on net sales to Future was 28% for the three months ended October 2, 2004 as compared to 7% for the corresponding period of 2003. The gross profit on net sales to Future for the nine months ended October 2, 2004 was 34% as compared to 6% for the corresponding period of 2003. The increases in the gross profit percentages for these periods were driven by increased net sales through Future as well as lower product costs achieved by the manufacturing process and cost improvements noted above.

Research and Development

     Research and development expenses were $4.1 million and $3.4 million for the third quarters of 2004 and 2003, respectively. The $0.7 million increase resulted primarily from a $0.5 million increase in purchases of mask sets and prototype wafers, a $0.2 million increase in engineering consulting and a $0.2 million increase in write-off of engineering assets. These increases resulted from increased new product development and process improvement activities. These increases were offset by lower depreciation and amortization expenses as fixed asset additions were reduced and as the equipment reached the end of its economic useful life. As a percentage of net sales, research and development expenses decreased to 21.6% for the third quarter of 2004 as compared to 22.2% for the same quarter in 2003. For the nine months ended October 2, 2004, research and development expenses increased to 22.2% of net sales, or $11.7 million compared to 21.5% of net sales, or $9.7 million for the nine months ended September 27, 2003. The percentage increase for the nine months ended October 2, 2004 was primarily attributable to higher spending on additional headcount and new product and manufacturing technologies including mask sets and prototype wafers.

Marketing and Selling

     Marketing and selling expenses were $2.0 million and $1.8 million for the third quarters of 2004 and 2003, respectively. The net increase of $0.2 million was primarily attributable to an increase in salaries, benefits and travel related expenses driven by additional sales and marketing headcount compared to the corresponding period of 2003.

As a percentage of net sales, marketing and sales were 10.5% of net sales in the third quarter of 2004 compared to 11.6% of net sales in the corresponding period of 2003. For the nine months ended October 2, 2004, marketing and selling expenses increased to 11.6% of net sales, or $6.1 million, compared to 11.3% of net sales, or $5.1 million, for the nine months ended September 27, 2003. These percentage and absolute dollar increases for the nine months ended October 2, 2004 were primarily driven by higher spending on headcount in marketing and sales as well as additional commission expenses incurred during the third quarter of 2004.

General and Administrative

     General and administrative expenses were $2.2 million and $1.5 million for the third quarters of 2004 and 2003, respectively. The increase of $0.7 million was primarily driven by additional consulting fees incurred in the Company’s efforts to comply with Sarbanes-Oxley Act requirements as well as additional bad debt expenses. As a percentage of sales, general and administrative expense increased from 10.0% in the third quarter of 2003 to 11.9% in the third quarter of 2004, due primarily to the changes in expenses described above. For the nine months ended October 2, 2004, general and administration expenses were 12.7% of net sales, or $6.7 million, compared to 12.4% of net sales, or $5.6 million, for the nine months ended September 27, 2003. The increase in absolute dollars in 2004 was primarily driven by additional financial and consulting resources engaged to prepare for compliance with the attestation of the effectiveness of our internal controls as mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Restructuring

     Restructuring consisted principally of accrued facility lease costs. In October 2003, we established a restructuring reserve of $1.1 million for the unused portion of its Billerica, Massachusetts. During the third quarter of 2004, we entered into a sublease agreement and decided to move the remaining operations to Milpitas, California, resulting in adjustments and new additions to the restructuring charges.

     For the three and nine months ended October 2, 2004, the restructuring expenses of $1.9 million primarily included adjustments to the accrued facility lease costs of $1.4 million associated with the unused portion of our Billerica facility since October 2003, $447,000 for the write-off of leasehold improvements and $32,000 for severance costs related to relocation of operations to Milpitas, California.

     For the three and nine months ended September 27, 2003, restructuring credits of $(29,000) and $(329,000), respectively, represented adjustments to facility exit costs for closing of our San Jose fabrication facility in the third quarter of 2002, the anticipated severance costs being less than originally expected.

Other Income (Expense), Net

     Other income (expense), net, was $80,000 and $(255,000) in the third quarter of 2004 and 2003, respectively. For the nine months ended October 2, 2004, other income (expense), net, was $164,000 compared to $(571,000) for the same period in the prior year. These increases were primarily attributable to a decrease in interest expense related to the convertible debt issued to the affiliates of Future which was converted to the Company’s common stock in February of 2004.

Income Tax Expense (Benefit)

     Income tax expense consisted principally of accruals for income taxes relating to our international locations. For the nine months ended October 2, 2004, income tax benefit resulted from the resolution of certain prior year foreign taxes at less than estimated amounts.

Financial Condition, Liquidity and Capital Resources

Financial Condition

     As of October 2, 2004, we had available funds of $12.9 million consisting of cash and cash equivalents of $9.9 million and short-term investments of $3.0 million, as compared to $21.2 million at December 31, 2003. The decrease of $8.3 million was used principally to fund our ongoing operations and to provide restricted cash under a contractual arrangement.

     Net cash used in operations was $8.6 million for the nine months ended October 2, 2004, resulting primarily from a $12.7 million net loss, of which $8.6 million was non-cash related primarily related to depreciation and restructuring charges, offset by a $4.1 million decrease in working capital, primarily related to an increase in inventories, and $0.3 million payment of restructuring costs. Net cash used in operating activities for the nine months ended September 27, 2003 was $9.5 million, resulting primarily from a $17.5 million net loss, of which $7.2 million was non-cash related primarily related to depreciation and fair value of debt conversion rights, partially offset by a $1.3 million decrease in working capital, primarily related to an increase in accounts receivable, a $0.4 million adjustment to restructuring, and offset by a $2.6 million increase in deferred income.

     Net cash used in investing activities was $2.8 million for the nine months ended October 2, 2004, resulting primarily from $1.8 million for restricted cash and $0.9 million from purchases of property and equipment. Net cash provided by investing activities was $2.1 million for the nine months ended September 27, 2003, resulting primarily from $11.0 million of proceeds from maturity of short-term investments, offset by $7.5 million from purchases of short-term investments and $1.4 million purchases of property and equipment.

     Net cash provided by financing activities was $3.1 million for the nine months ended October 2, 2004, resulting from $2.7 million of net proceeds from issuance of warrants and $0.5 million of net proceeds from issuance of common stock under employee stock plans. Net cash provided by financing activities was $11.1 million for the nine months ended September 27, 2003, resulting primarily from $10.4 million of net proceeds from issuance of convertible secured note referred as the Second Note offset by $0.7 million of net proceeds from issuance of common stock under employee stock plans.

     In February 2004, the affiliates of Future exercised the conversion rights to convert the First Note and the Second Note into an aggregate of 4.6 million shares of our common stock. A total of $22.6 million of principal portion of long-term debt, net of $1.2 million in unamortized discount and $0.2 million in unamortized issuance cost, was extinguished. As of October 2, 2004, the Company had no long-term debt.

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

Contractual Obligations

     As of October 2, 2004, Sipex’s contractual obligations were as follows (in thousands):

		Less			More
		Than	1 - 3	3 - 5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Restructuring liability (1)	$2,315	$671	$1,409	$235	$—
Operating leases (2)	1,829	727	571	505	26
Purchase commitment (3)	3,840	3,840	—	—	—
Purchase commitment (4)	2,275	700	1,400	175	—
Other commitments (5)	231	231	—	—	—

Total contractual obligations	$10,490	$6,169	$3,380	$915	$26

(1)	Represents the estimated future lease payments and related costs for the unused portion of our Billerica, Massachusetts facility.

(2)	Excludes the lease payments related to Billerica, Massachusetts that are included in (1) above.

(3)	Minimum purchase commitments to PolarFab based on quarterly rolling forecasts extending out for one year.

(4)	Fixed payment obligation for license to use software tool for circuit design.

(5)	Commitments for other obligations.

Factors Affecting Results of Operations and Financial Position

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	the timing and cancellation of customer orders;

•	our ability to maintain and expand our distributor relationships;

•	our ability to design and manufacture products to meet customers’ and distributors’ specifications and expectations;

•	our ability to introduce new products and technologies on a timely basis;

•	market acceptance of our products and our customers’ products;

•	the introduction of products and technologies by our competitors;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	the availability of foundry capacity, raw materials and assembly and test capacity;

•	our ability to manufacture the correct product mix to respond to orders on hand and new orders received in the future;

•	fluctuations in yields;

•	changes in product mix;

•	the level of future product returns;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	costs associated with increased regulation of corporate governance and disclosure and risks of non-compliance with such regulation; and

•	the overall economic conditions in the United States and abroad.

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

     From 2001 through 2003, the semiconductor industry experienced a prolonged and severe downturn that adversely affected our results of operations. In 2004, the industry has experienced strong growth, anticipated to be in the 28% range. Our business depends on market demand for products using analog semiconductors. While some industry forecasts project only flat growth in 2005 over 2004, primarily in relation to memory products, which we do not sell, a less robust semiconductor market could negatively impact our net sales, results of operations and cash flows.

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

     In communications by our registered independent public accounting firm, Deloitte & Touche LLP, or D&T, to our Audit Committee with respect to D&T’s audit for the year ended December 31, 2003, D&T informed the Audit Committee that they identified the following “reportable conditions” in the design and operation of our internal controls:

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

     Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. We have identified a need to further evaluate and improve our inventory costing system and procedures. In addition, we have begun the process to implement a new enterprise requirements planning system, which is expected to be completed in 2005. During the process of preparing our financial statements for the past three quarters, we continued to experience some delays and difficulties due to reliance on manual reconciliations and analyses. If we are unable to maintain an adequate level of processes and controls and improve our systems and procedures, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected.

     We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and listing requirements. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and our independent registered public accounting firm. We are currently documenting and testing our internal control systems and procedures and implementing improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in significant additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, to date we have encountered delays in completing the review and evaluation and the implementation of improvements in our internal control systems and procedures. There is a significant risk that we may experience further delays in our process and may not be able to complete our documentation, testing and improvements in a timely manner, that there may be insufficient time to demonstrate the effectiveness of our improvements, or that for any other reason a material weakness may exist at year end. As a result, our management may be unable to report favorably as to the effectiveness of our controls over financial reporting, and we may not receive a positive attestation by our independent registered public accounting firm. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as defined under Section 404 investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock. Please see Item 4 “Controls and Procedures” below.

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

We depend on distributors who sell directly to OEMs and the loss of one or more of our significant distributors could have a material adverse effect on our business.

     Approximately 84% of our net sales for both the three and nine months ended October 2, 2004 are from shipments of our product to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our product, including stock rotations whereby distributors may return a percentage of their product based upon a percentage of their most recent three months of shipments effective in the first quarter of 2004. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return a percentage of purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow. We estimate the amount of future returns and have established reserves for estimated returns based upon available information, including sales during the period into the distribution channel, reported sell-through by distributors to OEMs, distributor inventory levels and the specific terms of the distributor agreements, as well as historical returns. We defer revenue on shipments to Future until the product is resold by the distributor to the end user. These provisions, as well as the significant share ownership by Future, cause management to conclude that reasonable estimates of price concessions and returns cannot be made at the time of shipment to Future.

     In October 2004, we received a notice of intent from one of our Japanese distributors, Microtek, to terminate the distribution agreement with Sipex at the end of March 2005. This distributor markets our optical storage products along with other standard products of Sipex. Microtek accounted for 25% and 14% of our total net sales for the three and nine months ended October 2, 2004, respectively, and 23% and 19% of our total net sales for the three and nine months ended September 27, 2003, respectively. In certain circumstances upon termination of the distributor relationship, our distributors may return some portion of their prior purchases. We do not believe it is probable that we will be obligated to repurchase a material portion of this distributor’s prior product purchases.

We derive a substantial portion of our revenues and gross profits from Future, a related party, and our revenues and gross profits would likely decline significantly if Future elects not to make, cancels, reduces or defers purchases of our products.

     Future has historically accounted for a significant portion of our revenues and gross profits. It is our largest distributor worldwide and accounted for 38% and 43% of total net sales for the three and nine months ended October 2, 2004, respectively; and 16%, 24% and 21% of total net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Future also accounted for 42% and 57% of our gross profits for the three months and nine months ended October 2, 2004, respectively, as compared to 15% and 23% for the corresponding periods of 2003. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues and gross profits. The loss of Future as a distributor, a significant reduction in orders from Future, or a reduction in average selling prices to Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.

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

On August 9, 2004, they purchased 2.5 million shares of our common stock on the open market bringing their aggregate ownership to approximately 48% of our issued and outstanding voting capital stock.

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

     Our international sales for the nine months ended October 2, 2004 were $41.1 million or 78% of total net sales, and $43.0 million, or 87% of total net sales for the year ended December 31, 2003 and $51.2 million and $42.0 million for the years ended 2002 and 2001, respectively, or 77% and 58% of total net sales for those years, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

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

     Additionally, we do not have a guaranteed level of production capacity at any of these foundries with the exception of one of our foundries for whom we provide minimum purchase commitments in accordance with our supply agreement announced on August 11, 2003 (see Note 9 for Commitments and Contingencies). The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Additionally, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

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

     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronics markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. In the third quarter of 2004, our stock closing price ranged from a high of $5.75 to a low of $3.80. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We could become involved in litigation or have claims made against us which could result in substantial costs, potential damages, and the diversion of management’s attention and resources, all of which could have a negative impact on our business and our financial results.

     We have in the past, and may in the future, become involved in litigation or have claims made against us by customers, distributors, former employees, shareholders or other third-parties related to a variety of matters concerning the operations of our business. The litigation process is uncertain and unpredictable and there is no guarantee that we will not become subject to lawsuits or claims in the future. If we do become subject to lawsuits or claims, it could result in substantial costs, potential damages, and the diversion of management’s attention and resources, all of which could have a negative impact on our business and our financial results.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

     The Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future, as a result of recent Congressional and regulatory actions. New laws, regulations, and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price. Proposals have been made concerning the expensing of stock options which could result in rules or laws that may adversely affect our reported financial results and have an adverse effect on our stock price.

We are incurring additional costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure and we face the risk of an unfavorable report under Section 404 of the Sarbanes-Oxley Act.

     We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules and listing requirements. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and our independent registered public accounting firm. We are currently documenting and testing our internal control systems and procedures and implementing improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in significant additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, to date we have encountered delays in completing the review and evaluation and the implementation of improvements in our internal control systems and procedures. There is a significant risk that we may experience further delays in our process and may not be able to complete our documentation, testing and improvements in a timely manner, that there may be insufficient time to demonstrate the effectiveness of our improvements, or that for any other reason a material weakness may exist at year end. As a result, our management may be unable to report favorably as to the effectiveness of our controls over financial reporting, and we may not receive a positive attestation by our independent registered public accounting firm. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as defined under Section 404 investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

     Our financial instruments consist primarily of high quality commercial paper and money market funds. We do not believe that we have a material exposure to interest rate risk.

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

     At October 2, 2004, we had short-term investments of $3.0 million. Our short-term investments consist of highly liquid investments with original maturities at the date of purchase between 91 and 180 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10% from levels at October 2, 2004, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

Foreign Currency Exchange Risk

     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended October 2, 2004 and September 27, 2003.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures

     We carried out an evaluation under the supervision and with the participation of our senior management, including Walid Maghribi, our Chief Executive Officer, and Clyde R. Wallin, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2004.

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

Changes in Internal Control Over Financial Reporting

     Other than as described above, there have been no significant changes in our internal control over financial reporting that occurred during our third quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II:     OTHER INFORMATION

Item 1.     Legal Proceedings

     None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

SIPEX CORPORATION
DATE: November 12, 2004	By:	/s/ Clyde R. Wallin
Clyde R. Wallin
Senior Vice President, Finance Chief Financial Officer & Treasurer (Duly Authorized Officer & Principal Financial Officer)

Exhibit Index

Exhibit Number	Title
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.