Form 10-K
period 2005-01-01
SIPEX CORP
filed 2006-08-17
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number 0-27892
SIPEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-6135748 (IRS employer identification number)

233 South Hillview Drive, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)
Registrant’s telephone number, including area code: (408) 934-7500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Name of exchange on which registered: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2004) was approximately $96,726,000 based upon the last reported price on the Nasdaq Global Market of $4.75 per share.
The number of shares of the registrant’s common stock outstanding on August 15, 2006 was 35,550,378.

EXPLANATORY NOTE
     This annual report on Form 10-K for the period ended January 1, 2005, includes restated financial statements for the year ended December 31, 2003 and restated quarterly information for all fiscal quarters in the year ended December 31, 2003 and the fiscal quarters ended April 3, 2004, July 3, 2004 and October 2, 2004. The restatement was a result of an investigation by Sipex’s audit committee, as described in Part I, Item 1, “Business.”
     We have not amended our annual report on Form 10-K for the year ended December 31, 2003 or quarterly reports on Forms 10-Q for the periods affected by the restatement during the years ended December 31, 2003 and January 1, 2005. Instead, we have restated the 2003 financial statements and the 2003 and 2004 quarterly information as part of this 2004 annual report on Form 10-K. Accordingly, you should not rely on the previously filed Form 10-K for the year ended December 31, 2003, nor quarterly reports on Forms 10-Q for the quarterly periods during the years ended December 31, 2003 and January 1, 2005.

i

FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this annual report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on Item 1A in this document. The terms “Sipex,” the “Company,” “we,” “us,” “its” and “our” as used in this annual report on Form 10-K refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
PART I
Item 1. Business:
     This Form 10-K of Sipex Corporation (the “Company,” “Sipex,” “we,” “us,” or “our”) reflects the restatement of our consolidated financial statements and quarterly information for the year ended December 31, 2003 and the quarterly information for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004. This report also describes developments in our business and operations through the date of this report.
     In addition to the description of our business, this Part I includes (i) a description of the investigation that led to our decision to restate our consolidated financial statements, (ii) an overview of the impact of the restatement on our previously filed financial results with the Securities and Exchange Commission, or the SEC, and (iii) a review of the delisting of our stock trading from the Nasdaq Global Market. For a more complete description of the restatement and its impact on specific periods, see Note 2 to the consolidated financial statements contained in this Form 10-K.
Investigation and Restatement
     On January 20, 2005, we announced that the audit committee of our board of directors had commenced an internal investigation with the assistance of independent counsel and forensic accounting experts due to the possible improper recognition of revenue during prior periods on sales for which price protection, stock rotation or return rights might have been granted. In particular, in connection with the termination of a distributor relationship, management discovered an e-mail which demonstrated that we had potentially granted rights of return to the distributor. Upon discovery of this email, our management notified our audit committee, and the audit committee began its internal investigation. In addition, we announced that due to the timing of the audit committee’s investigation, we would delay the announcement of our financial results for the fiscal quarter and year ended January 1, 2005, and might delay the timely filing of our Form 10-K for the year ended January 1, 2005.
     Initially, the scope of the internal investigation focused on one specific transaction with a distributor, in which our personnel improperly granted return rights to the distributor. As a result of the information discovered during the investigation of these transactions, the scope was expanded to evaluate certain additional transactions as well as other components of the financial statement preparation and reporting process. Specifically, the audit committee’s advisors analyzed and reviewed the following:
•	transactions identified through interviews;

•	transactions identified through email searches;

•	aged accounts receivables;

•	credit memos and sales returns;

•	period-end transactions;

•	non-recurring transactions;

•	cut-off of revenue; and

•	return reserves.

     The investigation was completed in 2005, and upon completion the audit committee recommended that we take certain remedial actions, including the adoption of the sell-through accounting methodology for fiscal 2003 and 2004 and thereafter for sales to all of our distributors, the termination and reprimand of certain employees and the implementation of certain internal control procedures. These procedures included restructuring the customer marketing function to require that our finance related activities are performed by the finance department, annual ethics training for all employees, annual compliance confirmations for all employees, certifications from the appropriate sales and marketing personnel, and staff increases to upgrade the finance function.
     The board of directors unanimously approved the audit committee’s recommendations. As such, with the filing of this report, we are restating our financial statements and quarterly information for the year ended December 31, 2003 and the quarterly information for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004.
     Previously, our revenue recognition policy was to record revenue upon shipment to our distributors, or the “ship-to method.” Upon conclusion of the investigation, our management determined that the sales returns provisions granted impacted their ability to reasonably estimate the sales returns reserve. As we could not estimate the sales returns reserve, we concluded that revenue for the transactions could not be recognized upon shipment to the distributors, and should have been deferred until the resale of the products to the end customers, or the “sell-through method.” The impact on the financial statements for correcting these errors primarily resulted in recognizing deferred revenue on shipments when revenue was previously recognized until later periods and in certain cases permanent reductions in revenue.
     In addition, we identified and corrected various other errors related to the following revenue items: sales cut-off errors; reversal of revenue when collectibility was not reasonably assured; reversal of revenue related to an undocumented sale and deferral of engineering service contract revenue. We also identified and corrected various other errors related to the following items: errors in the recording of manufacturing personnel costs; improperly capitalized fixed assets; errors in the calculation of depreciation; reclassification of foreign exchange gains to general and administrative expenses; improper presentation of accrued fixed asset additions and certain other items.
     The adjustments for the errors referred to above resulted in an aggregate decrease in revenue of $12.9 million to $36.5 million for fiscal year 2003, compared to $49.4 million previously reported. The net impact to gross loss was an increase of $4.7 million to $9.1 million, compared to $4.4 million previously recorded for fiscal year 2003. The net effect to fiscal year 2003 operating expenses was an increase of $260,000 from $29.2 million that was previously reported. The consolidated statement of operations impact of all of restatement adjustments increased 2003 net loss by $5.2 million to $39.8 million, as compared to $34.6 million previously reported.
     See Note 2 to the consolidated financial statements contained in this Form 10-K for a more complete description of the restatement and the impact on specific periods.
Impact of the Restatement on Our SEC Filings
     We have not amended and do not intend to amend our previously filed annual reports on Forms 10-K or quarterly reports on Forms 10-Q for the periods affected by the restatements or adjustments. For this reason, the consolidated financial statements and related financial information contained in such previously-filed reports should not be relied upon.
     As a result of our decision to restate certain prior period financial results, the filings of our annual reports on Form 10-K for the years ended January 1, 2005 and December 31, 2005 and our quarterly reports on Forms 10-Q for the periods ended April 2, 2005, July 2, 2005, October 1, 2005, April 1, 2006 and July 1, 2006 were delayed. We are concurrently filing with this report the quarterly reports on Forms 10-Q for the fiscal quarters ended April 2, 2005, July 2, 2005 and October 1, 2005 and the annual report on Form 10-K for the year ended December 31, 2005. Certain of these reports will contain restated financial information for prior quarterly periods where applicable.

Delisting from the Nasdaq Global Market
     On April 5, 2005, we received a Staff Determination notice from the Nasdaq Global Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed our annual report on Form 10-K for the year ended January 1, 2005. The notice stated that our securities would be delisted from the Nasdaq Global Market on April 14, 2005, unless we requested a hearing to appeal the delisting in accordance with Nasdaq Marketplace Rules 4800.
     Likewise, on May 17, 2005, we received another Staff Determination notice from the Nasdaq Global Market stating we were not in compliance with Nasdaq’s Marketplace Rule 4310(c) (14) because we had not yet filed our quarterly report on Form 10-Q for the quarterly period ended April 2, 2005 and that the Nasdaq Listing Qualifications Panel, or the Panel, would consider the filing delinquency in rendering a determination regarding the continued listing on the Nasdaq Global Market. We addressed the issues related to the delays in filing our periodic reports, and our request for continued listing on the Nasdaq Global Market, at an oral hearing before the Panel on May 19, 2005.
     On June 21, 2005, the Panel denied our request for continued inclusion on the Nasdaq Global Market. Our common stock was delisted from the Nasdaq Global Market effective with the beginning of trading on Thursday, June 23, 2005. As a result, our common stock is currently traded on the “Pink Sheets” electronic trading system for over-the-counter securities, where market makers and brokers can submit bid and ask prices for our common stock on a daily basis. However, there can be no assurances that our common stock will continue to be eligible for trading or quotation on this or any alternative exchanges or markets.
Availability of Reports and Other Information
     Our Internet website is www.sipex.com. On this website, the public can access our annual, quarterly and current reports free of charge through a hyperlink to the SEC website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We intend to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendment to, or waiver from, our code of ethics by posting such information on our website at www.sipex.com, provided such method of disclosure is then in compliance with the rules of the Nasdaq Global Market and the rules of the SEC.
Company Overview
     We were incorporated in May 1965 under the laws of the State of Massachusetts. Effective October 2003, we changed our state of incorporation from Massachusetts to Delaware. We design, manufacture and market, high performance, analog integrated circuits, or ICs, that primarily are used by original equipment manufacturers, or OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Some of the end product applications that contain our ICs are cellular phones, base stations, computers, DVD players, and digital cameras. Our products are sold either directly or through an international network of manufacturers’ representatives and distributors.
     While advances in digital technology have fueled the demand for digital ICs, they have also created a demand for more precise, faster and more power efficient analog ICs. We possess a broad portfolio of analog ICs, organized into three product families: power management, interface and optical storage.
Recent Developments
     Historically, we have fabricated a substantial portion of our products at our semiconductor wafer manufacturing facility in Milpitas, California. In the third quarter of 2005, we decided to close down the Milpitas wafer fabrication facility, or fab, and transfer the IC manufacturing processes to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd., or Silan, in Hangzhou, China and a wafer fabrication facility operated by Episil Technologies, Inc., or Episil, in Taiwan. Definitive agreements regarding the transfer to China were entered into in February 2006, and the transition is expected to be completed by the end of September 2006. With this new fabless manufacturing model, we expect to achieve significant cost savings, but there can be no assurance that the expected savings will be realized. We also use a number of third-party contractors to fabricate, package and test our ICs.
     During 2004 and 2005 a significant portion of our executive management team was changed, including our Chief Executive Officer. Clyde R. Wallin was appointed as our Senior Vice President of Finance and Chief Financial Officer in April 2004. Ralph Schmitt was appointed as our current Chief Executive Officer in June 2005 and previously had worked for Cypress

Semiconductor. In addition, Edward Lam was appointed as our new Senior Vice President of Marketing and Business Development in September 2005 and previously had worked for National Semiconductor, and Joel Camarda was appointed as our Senior Vice President of Operations in November of 2005 and previously had worked for Cypress Semiconductor.
Change in Fiscal Year
     Effective January 1, 2004, our fiscal year was changed from a calendar year end to a 52 or 53-week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the first quarter of fiscal year 2004 covered 94 days from January 1, 2004 to April 3, 2004, the second quarter covered 91 days from April 4, 2004 to July 3, 2004, the third quarter covered 91 days from July 4, 2004 to October 2, 2004, and the fourth quarter covered 91 days from October 2, 2004 to January 1, 2005. Hereinafter, our fiscal years ended January 1, 2005, December 31, 2003, and December 31, 2002 are also referred to as “2004,” “2003,” and “2002.”
Semiconductor Industry Background
     Integrated circuits, the essential building blocks of today’s electronic products, are classified as either digital or analog ICs. Digital ICs which include memory products, microprocessors and digital signal processors, or DSPs process binary signals composed of strings of “0s” and “1s.” Often they are constrained by market-based standards and depend on a Company’s ability to design and manufacture very large-scale circuits, using expensive, state-of-the-art process technologies that minimize device size.
     Analog ICs act as the bridge between the digital world and physical world. They transform signals derived from the physical environment, such as heat, pressure, sound and light, or monitor and condition analog signals derived from external electronic inputs. In contrast with digital ICs, analog ICs are most often designed and optimized for specialized applications in specialized markets. Their development and successful market adoption requires close customer contact and the deployment of small, tightly coordinated teams of experienced and highly skilled engineers who understand the complexities of the ICs and understand the interrelationships with their layout, process technology, packaging and end application.
     Analog and digital IC manufacturers often share the characteristics of the semiconductor industry including cyclical market demands, capacity limitations, oversupply conditions, manufacturing variations, accelerated product life cycles, price erosion, global competition, capital equipment expenditures and rapid technological changes. Product life cycles in the analog IC market, with some exceptions, tend to be longer and customer pricing less volatile than digital ICs because competition is more limited and customers tend to avoid major changes in the analog components of their products because of the design complexities involved and the performance requirements in typical analog IC applications. In addition, the capital expenditures for analog IC manufacturers are typically lower because analog ICs usually consume less silicon area and their fabrication processes are focused on device matching and careful layout and do not require frequent and expensive equipment upgrades or replacements to remain competitive.
Sipex’s Business Strategy
     We supply our customers in target markets with an array of standard product choices as well as custom products, which compete on the basis of features, performance, size, and pricing. We maintain close working relationships with strategic customers. Through our close relationships, we can understand the problems that our customers are facing and will be facing which enables us to define and create our future products and technology roadmaps, and shorten our customers’ product development cycles. In addition, we have been restructuring our operations since 2002 and continue to do so in 2006 to reduce costs, improve productivity, and improve quality.
Sipex Markets, Applications and Products
     We sell products into a variety of applications and markets including networking and communications, computer and peripherals, industrial controls and instrumentation, and consumer products. The customer end-products in these markets are driven by basically the same requirements: higher operating efficiency, higher accuracy, more power output at lower voltages, faster data transfer and higher bandwidth. These requirements provide opportunities for us to develop our products with features designed for applications, ranging from power modules in routers to pick-up heads in CD/DVD systems.
     We currently support approximately one thousand ICs in three product categories: power management, interface and optical storage. These products, whether custom or proprietary, are designed for specific end applications that require unique feature sets, specific electrical performance criteria (speed, precision, power, etc.), and additional system-level integration. We focus on developing these products as standard analog ICs in order to serve larger markets and reduce the risk of dependency on single customer requirements. Our interface product category represents approximately one half of our total sales followed by power management and optical storage, which is our smallest product line.
     Power Management Products — These ICs regulate, control, monitor or provide the reference voltage for a system or portion of a system. Direct current/direct current or DC/DC regulators and pulse-width modulation/pulse-frequency modulation controllers convert voltage up or down within a system and provide a controlled level of power to the system, independent of normal operating load, line and temperature fluctuations. Supervisory ICs monitor power levels and notify controller ICs of out-of-range power conditions. Voltage references establish benchmark voltages within a system and provide constant outputs independent of temperature and other operating variations. Within this product category, Sipex develops white light-emitting diode or LED drivers needed in virtually every consumer portable device and in liquid crystal display (LCD) monitors. This product family is replacing the electroluminescent lamp or EL driver family, which developed high voltage alternating current or AC signals from low voltage battery sources that provide backlighting for LCDs.
     The power management product portfolio expanded in 2004 with proprietary ICs including white LED drivers, DC/DC regulators and controllers. These new products deliver improved power efficiency, increased miniaturization and more power at lower output voltage levels to portable power and distributed power applications.
     Interface Products — Interface products facilitate the transfer of digital signals between or within electronic systems and ensure reliable connectivity between networks, computers and the rapidly expanding mix of digital peripherals and consumer portable devices that connect to them. Our single protocol RS-232 and RS-485 transceivers comply with international standards in delivering multi-channel digital signals between two systems. Our proprietary multi-protocol transceivers enable network equipment to communicate with a large population of peripherals that use a diverse set of serial protocol standards without the added burden of multiple add-on boards and cables.
     The focus on lower voltage and low power consumption to conserve energy has made our low voltage, interface ICs popular in a variety of digital peripherals including data cables for personal digital assistants (PDAs), cellular phones and digital cameras. Multi-protocol ICs continue to be used in networking and telecommunications equipment.
     Optical Storage Products — Our optical storage product family has been shipping in volume since the second quarter of 2002. This product family provides electronic solutions for pick-up heads used in optical storage systems, such as CD and DVD devices. Optical storage products are customized to each customer, tend to have shorter design cycles, time-to-volume and product lives than interface and power management products.
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
     We have developed a family of laser diode drivers that control the laser diode in the pick-up head. Our devices are designed to drive two lasers at high speed. This will allow the customer to build a 780nm and 650nm system on one pick-up head for combo CD/DVD devices. We introduced our first product in this product family during 2003.
Sales, Distribution and Marketing
     We sell our products to OEM customers primarily through our distributor network, as well as through a direct sales force and a network of independent sales representatives. The direct sales force consists of country managers, regional sales managers and field applications engineers who support our sales representatives, distributors and customers with technical support services. Our sales staff and field application engineers also manage, train and support our network of distributors and representatives. The sales and field applications staff are located in our Billerica, Massachusetts and Milpitas, California facilities and in field offices in China, Germany, Japan, Korea, Taiwan and the United Kingdom (See Note 14 to the consolidated financial statements regarding Segment/Export Sales and Major Customers).

     Most of our sales are generated through the worldwide distributor network. Most of our “design win” activity is generated through our network of independent representatives and through our direct sales force. Design wins are decisions by customers to include our products as a component of the designs for their own future products.
     International sales accounted for approximately 80%, 86% and 77% of net sales in fiscal years 2004, 2003 and 2002, respectively.
     Future Electronics Inc., or Future, a related party, is our exclusive distributor for North America and Europe. Future is also our largest distributor worldwide, and accounted for 39%, 21%, and 24% of total net sales for the years ended January 1, 2005, December 31, 2003, and December 31, 2002, respectively. We have a distribution agreement that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to this distributor are made under an agreement that provides protection against market price reduction for its inventory of our products. We maintain a separate price list for products sold to Future, which is different from the prices charged to customers in direct sales transactions. On a quarterly basis, Future is permitted to return for credit up to 10% of its total purchases during the most recent three-month period (credit is reduced to 5% with a 2% scrap allowance applicable to all purchases from us starting April 1, 2006). We recognize revenue on sales to Future under the distribution agreement when it sells the products through to the end customer, which is referred to as sell-through accounting. For sales to all other distributors, we previously recognized revenue upon shipment, but we changed to as sell-through accounting effective January 1, 2003. We recognize revenue upon shipment for direct sales to end customers as long as all other revenue recognition criteria are met.
     While Future is not currently represented on the Sipex Board of Directors, nor do they have contractual rights to Board representation, from time to time, Future’s senior management meets with Sipex senior management to discuss strategic direction, sales and marketing considerations and other issues facing us. In addition, Future’s sales and marketing personnel frequently meet with our sales and marketing staff regarding sales prospects and other concerns related to the market for our products in a manner consistent with Future’s practices with our other distribution partners. Future has also provided information technology, accounting and other supports to us.
     In Asia, we sell products through a number of distributors in addition to Future. All sales to these international locations are denominated in U.S. dollars. We maintain separate price lists for products sold to distributors, which typically reflect discounts from the prices charged to customers in direct sales transactions, but do not provide price protection to these distributors on items that are included in their inventory. During 2003, on a semi-annual basis, these Asian distributors, except in Japan, were permitted to return up to 5% of their total purchases during the most recent six-month period for credit against product purchases of an equivalent dollar value. Our distributors in Japan were permitted to return up to 5% of their total purchases on a quarterly basis. Effective in the first quarter of 2004, all distributors were permitted to return products up to 5% of their most recent three-month purchases from Sipex. Effective as of January 1, 2003, we recognize revenue on sales to these distributors when they sell the products through to their end customers. Prior to January 1, 2003, we recognized revenue on sales to these Asian distributors using a ship-to accounting methodology for which we recognized revenue upon shipment to the distributors less estimated reserves for returns.
     We are subject to normal semiconductor market seasonality which is driven by two factors: (a) the consumer product markets that build during the late summer for holiday season; and (b) the general cyclical nature of the semiconductor industry. We are also subject to the normal risks of conducting business internationally, including exchange rate fluctuations. To date, we have not hedged the risks associated with fluctuations in exchange rates, but we may undertake such transactions in the future.
     Our marketing team develops long-term product and technology roadmaps based on first-hand market knowledge, close customer relationships, industry experience, and a variety of public and private market data. Detailed technical information in the form of data sheets, application notes and tutorials are posted on our website and a variety of technical and sales materials are published and distributed to customers, sales representative and distributors. We engage in print advertising to raise market awareness of our products and services.
Customers
     Our customer base is comprised of industrial distributors, OEMs, original design manufacturers, or ODMs, and electronic manufacturing services companies, or EMS. Industrial distributors provide logistical and supply chain services to their customers. (See our disclosure regarding Future, our exclusive distributor for North America and Europe under “Sales, Distribution and Marketing” above). The OEMs and ODMs use our products as components in their equipment and systems. In certain cases, we sell our products to EMS companies who buy our products and use them in the systems and subsystems they manufacture for OEMs and ODMs. The end users of our products include Bird Communications, Dell Computer, Hewlett-Packard, Huawei, IBM, Nortel Networks, Panasonic, Philips, Samsung, Siemens AG, Toshiba and ZTE.
Backlog
     Our product backlog was approximately $9.7 million at January 1, 2005 compared to $9.1 million at December 31, 2003. The decreased backlog as of December 31, 2003 was primarily due to the phase out of legacy products, such as hybrid and electroluminescent display driver (EL). We include in backlog all orders scheduled for delivery within one year. However, our business is characterized by short-term orders and shipment schedules. We generally permit orders to be canceled or rescheduled without significant penalty to customers. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenues. In addition, due to the high percentage of our sales going through the distribution channel, our backlog may be affected by inventory levels at our distributors.
Manufacturing
     We have historically maintained a wafer fabrication facility in Milpitas, California which has supplied most of our product needs, except for the optical storage products and certain power products requiring more advanced process technologies. This wafer fab commenced manufacturing operations in the second half of 1999, and was used to produce both four-inch and six-inch diameter wafers. Previously we also used a four-inch wafer facility located in San Jose, California, but that lease was assumed by an unrelated third party in early 2003 as a part of a restructuring initiative. Likewise, at the end of December of 2002, we ceased all test operations at our Billerica, Massachusetts facility and transferred those operations to our subcontractors in Asia.
     In the third quarter of 2005, we decided to transition to a “fabless” manufacturing structure and to outsource all of our wafer fabrication operations to third party suppliers and subcontractors. As such we intend to close the Milpitas, California fab and transfer most of our wafer production to Silan, in Hangzhou, China, and Episil, in HsinChu, Taiwan. We believe this conversion will lower our manufacturing costs and therefore enable us to pursue market opportunities where historically we were unable to provide a cost effective solution to our customers. The conversion to a fully fabless manufacturing model along with the use of third-party foundries should enable us to minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of the obsolescence of such technologies. We expect to complete this transition by the third quarter of 2006.
     We test ICs or “die” on the wafers produced internally and by our foundries for compliance with performance specifications before assembly. Our commercial products are assembled and tested by a variety of subcontractors in Asia which have been certified as ISO-9002, TL16949 compliant. Following testing, the packaged units are shipped directly from our subcontractors to our customers worldwide.
Product Quality Assurance and Reliability
     We are committed to customer satisfaction and continuous improvement in all aspects of our business. This is accomplished through a comprehensive quality and reliability system founded on documented procedures. Quality tools such as statistical process control; cross-functional teaming and advanced statistical analysis are used in qualification, production processes and quality improvement activities. We maintain close relationships with our subcontractors and routinely qualify suppliers to established standards. We are ISO-9001-2000 certified and have continuously maintained our ISO certification since 1996. The Milpitas facility was ISO-14000 certified in 2005.
Patents, Licenses and Trademarks
     We seek to protect our proprietary technology through patents and trade secret protection. Currently, we hold a number of patents expiring between now and 2021 and have additional United States patent applications pending, although we cannot offer assurance that any patents will result from these applications. In 2005, we substantially increased our spending on intellectual property protection and plan to significantly expand our intellectual property portfolio. In addition to seeking patent coverage for our products and manufacturing technology, we believe that our success heavily depends on the technical expertise and innovative abilities of our personnel. Accordingly, we also rely on trade secrets and confidential technological know-how in the conduct of our business. We cannot offer assurance that our patents or applicable trade secret laws will provide adequate protection for our technology against competitors who may develop or patent similar technology or reverse engineer our products. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

     Pursuant to license agreements, we pay a royalty to Maxim Integrated Products and Analog Devices for certain interface product sales. We also paid a royalty to Timex Corporation for certain electroluminescent product sales through September 2003 when the contract ended.
Research and Development
     We believe that continued introduction of new products in target markets is essential to growth. As performance demands and complexity of analog circuits have increased, the design and development process have become a multi-disciplinary effort, requiring diverse competencies to achieve customers’ desired performance. In addition to our staff of design engineers, we have an infrastructure of product and test engineers who perform various support functions.
     We spent $14.7 million in 2004, $13.3 million in 2003 and $12.9 million in 2002 on research and development, representing 19.5%, 36.3% and 19.5% of net sales for these years, respectively. The increase in 2003 as a percentage of net sales was primarily due to the reduction in net sales including non-cash charges recorded for the fair value of debt conversion rights with Future (See Note 3 to our consolidated financial statements regarding Related Parties) and the conversion to sell-through revenue recognition. (See Note 3 to our consolidated financial statements regarding Revenue Recognition). We expect to focus more on the productivity of our research and development investment through better product definition, consistent strategy and improved tools. Overall expenditures in support of research and development activity are likely to increase slightly in absolute dollars in the near future.
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
Competition
     We compete in multiple segments of the analog integrated circuit market. This market is intensely competitive and many major semiconductor companies presently compete or could compete with us in the same applications or products. Our current primary competitors include AATI, Analog Devices, Intersil, Linear Technology, Maxim Integrated Products, Micrel Semiconductor, National Semiconductor, On Semiconductor, Pioneer, Semtech, Sharp, Sony and Texas Instruments among others. Our primary competitors have substantially greater financial, technical, manufacturing, marketing, distribution, other resources and broader product lines than we do. In addition, there are foreign semiconductor makers that compete primarily on a price basis. Although foreign companies active in the semiconductor market have not traditionally focused on the high performance analog market, with the exception of the optical marketplace, many foreign companies have the financial and other resources to participate successfully in these markets and may become formidable competitors in the future.
     We believe that product innovation, quality, reliability, solution, performance and the ability to introduce products rapidly are important competitive factors in our target markets. We compete primarily during the customer’s design-in stage of product development. We further believe that cost competitiveness is paramount in every segment of the semiconductor industry.
Employees
     At January 1, 2005, we had 316 full-time employees including 178 in manufacturing, 54 in engineering, 48 in sales and marketing, and 36 in finance and administration. At August 5, 2006, we had 393 full-time employees including 160 in manufacturing, 84 in engineering, 98 in sales and marketing, and 51 in finance and administration.
     We believe that our future success will depend, in part, on our ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel is intense. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage.

Item 1A. Risk Factors
Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate.
          Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:
•	the cyclical nature of the semiconductor industry;

•	the volatility of the optical device market;

•	competitive pressures on selling prices;

•	the mix of product sales, as our margins vary across product lines;

•	the timing and cancellation of customer orders;

•	the effect the timing of sales by our resellers may have on our reported results as a result of our sell-through revenue recognition policies;

•	our ability to maintain and expand our distributor relationships;

•	our ability to design and manufacture products to meet customers’ and distributors’ specifications and expectations;

•	our ability to introduce new products and technologies on a timely basis;

•	market acceptance of our products and our customers’ products;

•	the introduction of products and technologies by our competitors;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plant to assembly houses;

•	the availability of foundry capacity, raw materials and assembly and test capacity;

•	our ability to manufacture and have manufactured for us, the correct mix to respond to orders on hand and new orders received in the future;

•	fluctuations in yields;

•	changes in product mix;

•	the level of future product returns;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	costs associated with increased regulation of corporate governance and disclosure and risks of non-compliance with such regulation; and

•	the overall economic conditions in the United States and abroad.
          Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.
          Our expense levels are based, in part, on expectations of future revenues and are, to a large extent, fixed in the short-term. For example, we have a minimum purchase arrangement with two of our suppliers based on requirements forecasted in advance. Our future revenues are difficult to predict and at times in the past we have failed to achieve revenue expectations. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be unfavorably affected. We may also take steps to adjust our strategic product families and change our cost structure, which may result in our incurring additional restructuring, reorganization and other charges. Based on forecasts, we may increase our operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels; therefore, operating results would be worsened if increased sales are not achieved. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.
          Our business depends on market demand for products using analog semiconductors. A less robust semiconductor market could negatively impact our net sales, results of operations and cash flows. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could substantially negatively affect our business, financial condition and operating results.
Our management has identified certain “material weaknesses” in the design and operation of our internal controls, which, if not adequately addressed, could result in accounting errors and call into question the accuracy of our financial results.
          For the year ended January 1, 2005, our management informed the audit committee that they identified the following “material weaknesses,” as defined by the Public Company Accounting Oversight Board (PCAOB), in the design and operation of our internal controls:

▪	Entity-level control activities were not appropriately designed and operating effectively to ensure a control environment that emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of our operations;

▪	Internal controls over revenue recognition were not maintained adequately with respect to (i) lack of communication and review of significant revenue transactions, (ii) entering into arrangements that were not within the original contractual distributor agreements related to return rights and other concessions, (iii) improper sales cut-off procedures at our German subsidiary, (iv) lack of sufficient evidence of pre-sale evaluation of the reasonableness of customer collection capabilities, (v) lack of sufficient evidence of customer delivery and acceptance, (vi) improper recognition of revenues related to engineering service contracts; and

▪	During the final closing steps of the restatement process related to preparation of our financial statements for the year ended January 1, 2005, our internal control procedures did not operate effectively to update significant estimates based upon the best available information at that time. The principal estimates needing updating related to valuation of excess and obsolete inventories.
      We have since adopted various policies and procedures to address these weaknesses; however, we may have additional internal control weaknesses that may be identified in the future. Any such weaknesses could result in further restatements, which could have an adverse effect on our business and the trading price of our common stock.
     Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. We have identified a need to further evaluate and improve our sell-through accounting systems and procedures as well as our inventory valuation estimation procedures and tools. In addition, we have begun the process of implementing a new enterprise requirements planning system, which is expected to be completed in 2007. During the process of preparing our consolidated financial statements, we are continuing to experience some delays and difficulties due to reliance on manual reconciliations and analyses. If we are unable to maintain an adequate level of processes and controls and improve our systems and procedures, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected.
We may need to obtain a significant amount of additional capital in the future and may not be able to secure adequate funds on a timely basis or on terms acceptable to us.
     We have incurred substantial losses and negative cash flows from operations during recent years. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our continued negative cash flows from operations coupled with our capital investment needs may require that we obtain additional financing.
     If we are not able to obtain additional financing, we would most likely have insufficient cash to meet our ongoing operating obligations as they come due in the ordinary course of business, and could be required to seek protection under applicable bankruptcy laws. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.
     Our ability to raise funds may be adversely affected by factors beyond our control, including market uncertainty and conditions in the capital markets. As such, we may not be able to obtain additional financing on acceptable terms, or at all. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges that differ from, or are senior to, those of existing holders of our common stock, including warrants in addition to the securities purchased and protection against future dilutive transactions. Furthermore, even if we are able to raise funds in a financing transaction or otherwise, the amount of the funds raised may be insufficient to resolve doubt about our ability to continue as a going concern.
     If we are unable to achieve positive cash flows or raise sufficient additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing or other operational programs.
We are not currently listed on a national exchange or on the Nasdaq Global Market or Nasdaq Capital Market, and can offer no assurance that we will ever be listed.
     As a result of our failure to timely file financial statements for the year ended January 1, 2005, we were delisted from the Nasdaq Global Market effective June 23, 2005, and our common stock is not currently listed on any national stock exchange. In order to be eligible for re-listing we must meet Nasdaq’s initial listing criteria. We cannot assure you that we will be able to meet these criteria or that our common stock will ever be relisted on the Nasdaq or listed on any other national market. Our common stock is currently traded on the Pink Sheets, LLC electronic trading system for over the counter securities, which has not historically provided investors with the level of liquidity found in other markets and exchanges.

There is a risk that the SEC could levy fines against us, or declare us to be out of compliance with applicable laws, rules and regulations.
     The SEC is investigating the events surrounding the restatement of our previously filed consolidated financial statements for the year ended December 31, 2003 (and the interim periods contained therein) and the fiscal quarters ended April 3, 2004, July 3, 2004 and October 2, 2004. The SEC could conclude that we violated the rules of the Securities Act or the Exchange Act. In either event, the SEC might bring civil or criminal actions against us or our current or former employees, officers or directors, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. Such an investigation would involve substantial cost and could significantly divert the attention of management. Company legal fees related to these matters and the cost of any fines imposed by the SEC are not covered by insurance. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors and harm our employees’ morale.
We may not successfully transfer our manufacturing processes to Silan in China and Episil in Taiwan.
     We are working toward transferring our manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the closure of the Milpitas, California wafer fabrication facility. The transfer is a complicated and time consuming process that has already been met with significant unforeseen complications that have delayed the integration transfer and required additional allocation of our resources. There can be no guarantees that additional unforeseen integration issues will not arise in the future that could cause additional delays which could materially adversely affect our ability to timely produce our products for distribution.
     In addition, the parties may be unable to achieve all or any of the expected benefits of the relationship within the anticipated time-frames. The anticipated synergies between Sipex and Silan or Episil may not be as significant as originally expected. The market for our products in China may not grow as rapidly or as large as both parties currently anticipate. The manufacturing processes and wafer testing may not be qualified by Sipex following the transfer from Sipex to Silan or Episil or the qualification process may take significantly longer than currently expected. This could result in additional operating costs, loss of customers, and business disruption.
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
     Our success also depends upon our ability to accurately specify and certify the conformance of our products to applicable standards and to develop our products in accordance with customer requirements. We may not be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. We may not be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Furthermore, our customers’ products may not achieve market acceptance.
The introduction of our new products may be delayed in order to test for and resolve design flaws.
     Our products are complex and must meet stringent quality requirements. They may contain undetected errors or defects, especially when new products are first introduced or when new versions are released. We recently delayed the introduction of some of our new products in order to perform further tests on the products and to identify and resolve any of these errors. We may further delay the release of our new product lines. Such delays could have an adverse effect on our market reputation and ability to generate sales.

We depend on distributors who sell directly to OEMs and the loss of one or more of our significant distributors could have a material adverse effect on our business.
     For the years ended 2004, 2003 and 2002 approximately 83%, 73% and 66% of our net sales, respectively, were from shipments from our distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three months of shipments effective in the first quarter of 2004. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow.
We may not successfully expand our sales and distribution channels.
     An integral part of our strategy is to expand our sales and distribution channels, particularly internationally. We are increasing resources dedicated to developing and expanding these channels but we may not be successful doing so. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenues we receive for each sale will be less than if we had sold the same product to the customer directly. Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Even if we successfully expand our distribution channels, any new distributors may not have the technical expertise required to market and support our products successfully. If distributors do not provide adequate levels of services and technical support, our customers could become dissatisfied, we could be required to devote additional resources for customer support and our brand name and reputation could be negatively impacted. Our strategy of marketing products directly to our customers and indirectly through distributors may result in distribution channel conflicts.
We derive a substantial portion of our revenues from Future Electronics, a related party, and our revenues would likely decline significantly if Future elected not to make, cancel, reduce or defer purchases of our products.
     Future is a related party and has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide and accounted for 39%, 21% and 24% of total net sales in 2004, 2003 and 2002, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.
     We have a distributor agreement with Future that provides for Future to act as our sole distributor for certain products within North America and Europe. If Future were to cease distributing these products, we could experience a reduction in sales as we located replacement distributors for these products. Sales to Future are made under an agreement that provides protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future declined dramatically. Our distributor agreement with Future does not contain minimum purchase commitments. As a result, Future could cease purchasing our products with short notice to us. In addition, Future may defer or cancel orders without penalty, which would likely cause our revenues, our business, our financial condition and our stock price to decline.
Affiliates of Future, our largest shareholder and distributor, beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring stockholder approval and could either discourage or entirely facilitate a potential acquisition of our Company.
     As of August 15, 2006, the affiliates of Future held approximately 16.3 million shares, or approximately 46%, of our outstanding common stock. Neither Future nor its affiliates are currently represented on our board of directors, and they do not have contractual rights to such representation or to any participation in the corporate governance of management. However, due to their ownership of a significant percentage of our common stock, they will be able to exert significant influence over, and effectively control, actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control of Sipex or otherwise discouraging a potential acquirer from obtaining control of Sipex. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve.

Occasionally we enter into agreements that expose us to potential damages that exceed the value of the agreement.
     We have given certain customers increased indemnification for product deficiencies that is in excess of the standard limited warranty indemnification and could possibly result in greater costs, in excess of the original contract value. In an attempt to limit this liability, we have also increased our errors and omission insurance policy to partially offset these potential additional costs; however, our insurance coverage could be insufficient to prevent us from suffering material losses if the indemnification amounts are large enough.
We may face significant risks related to our international operations.
     We derive a significant portion of our net sales from international sales, including to Asia, which are subject to certain risks, including:
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
     These risks may be compounded as a result of the transfer of our manufacturing processes to Silan and Episil. Our international sales (sales to customers outside the United States) for the year ended January 1, 2005 were $60.3 million, or 80% of total net sales and $31.3 million and $51.2 million for the years ended 2003 and 2002, respectively, or 86% and 77% of total net sales, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.
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
     We have begun the process of implementing a new enterprise resource planning and financial accounting and planning system, and integrating this new system with our customer relationship management system and our product management system. Implementation of the new management information system, including the integration with other systems, is a very complex and time consuming process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Delays and/or errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis, comply with our periodic reporting requirements on a timely basis and could have a material adverse effect on our business, financial condition and operating results.
A failure of our information systems would adversely impact our ability to process orders for and manufacture products.
     We operate a multinational business enterprise with manufacturing, administration and sales groups located in Asia, Europe and the United States. These disparate groups are connected by a virtual private network-based enterprise resource planning system, where daily manufacturing operations and order entry functions rely on maintaining a reliable network among locations. Any failure of our computer network or our enterprise resource planning system would impede our ability to schedule orders, monitor production work in process and ship and bill our finished goods to our customers.
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
     Our success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog circuit designers. The competition for these employees is intense. Our employee’s are employed at-will, which means that they can terminate their employment at any time. There can be no assurance that we will be able to retain our design engineers, executive officers and other key personnel. The loss of the services of one or more of our design engineers, executive officers or other key personnel or our inability to recruit replacements for these personnel or to otherwise attract, retain and motivate qualified personnel could seriously impede our success.

We have recently experienced significant changes in senior management and our corporate organization.
          Our Chief Executive Officer, Ralph Schmitt, joined Sipex in June 2005; Edward Lam, our Senior Vice President of Marketing and Business Development, joined in September 2005; Joel Camarda, our Senior Vice President of Operations, joined in November 2005; our Senior Vice President of Finance and Chief Financial Officer, Clyde R. Wallin, joined in April 2004; and our Senior Vice President of Worldwide Sales, Rick Hawron, joined in February 2004. Accordingly, our management team has not been functioning as a unit for a long period of time. If we do not effectively integrate these employees into our business, or if they do not work well together as a management team to enable us to implement our strategy, our business will suffer. Further changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers.
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
          If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products. This could result in the loss of existing customers and impair our ability to attract new customers in the future. In addition, we may discover defects or failures in our products after they are installed by customers. In such cases, we may incur significant costs and devote substantial management resources to correct these problems. Our customers may also sue us for, or otherwise seek to recover from us, any losses resulting from alleged defects or errors in our products.
Our manufacturing processes are very complex, which may result in manufacturing difficulties.
          Our manufacturing processes and the processes of our suppliers are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields causing product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time we have experienced unfavorable yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that our foundries or the foundries of our suppliers will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays. This risk is particularly significant in the near term as we transfer our manufacturing processes to Silan and Episil.
We rely on outside foundries to supply certain of our wafers and those foundries may not produce at acceptable levels.
          Beginning in 2006, we are increasingly relying on outside foundries to supply certain of our fully processed semiconductor wafers. This reliance on outside foundries presents the following potential risks:
•	lack of adequate wafer supply;

•	limited control over delivery schedules;

•	unavailability of or delays in obtaining access to key process technologies; and

•	limited control over quality assurance, manufacturing yields and production costs.
          Additionally, we do not have a guaranteed level of production capacity at any of these foundries with the exception of two of our foundries for whom we provide minimum purchase commitments in accordance with our supply agreement announced on August 21, 2003 and February 27, 2006. The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

Our ability to meet current demand or any increase in demand for our products may be limited by our ability to test our semiconductor wafers.
     As part of our manufacturing process, we must test all of our semiconductor wafers using certain “probe testing” equipment. As such, our ability to meet current demand or any increase in demand for our products depends, in part, on our ability to purchase and install sufficient testing equipment. Obtaining and installing this equipment is a time and capital intensive process and depends on our ability to accurately predict future sales. In the first quarter of 2006, due to a lack of sufficient “probe testing” equipment, we were unable to test an adequate number of wafers, incurred delays in shipping products and were unable to meet the demand for our products. If we are unable to estimate future sales correctly or we are unable to obtain the necessary testing equipment on a timely basis, we will continue to be unable to meet the current demand or any increased demand for our products.
Our wafer fabrication facility and the facilities of certain of our significant customers and third party wafer suppliers are located in areas susceptible to earthquakes and other natural disasters.
     Our Milpitas, California fabrication facility and the facilities of certain of our significant customers and third-party wafer suppliers are located in areas that are susceptible to earthquakes and other natural disasters. Damage caused by earthquakes or other natural disasters may result in shortages in water or electricity or transportation, which could limit the production capacity of our wafer facility and/or the ability of certain of our subcontractors to provide needed products. Any reduction in production capacity or the ability to obtain fully processed semiconductor wafers could cause delays or shortages in our product supply, which would negatively impact our business. If our facilities or the facilities of our customers are damaged by future earthquakes or other natural disasters, it could have a materially adverse effect on our business.
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
     In addition, we may transition the testing of our products to new companies. If the transition does not proceed smoothly, this could also result in delays in the shipment of our products.
     Because we rely on outside assembly houses to assemble, test and ship our products, we have limited control over quality assurance, manufacturing yields and production costs, and we have in the past experienced yield issues and delays. We could experience delays or yield issues in the future due to the transfer of products from development to production, which could negatively impact our business and operating results. In addition, if defects in our products are undetected, we may experience higher warranty expenses than anticipated, which could negatively impact our reputation, business and operating results.
The requirement that we expense employee stock options will have a material effect on our results of operations in future periods.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R became effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting SFAS 123R, we will now have additional stock compensation expense. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense will exceed the expense we currently record for our stock-based compensation plans and will have a material effect on our results of operations in future periods.

We have incurred and will continue to incur increased costs as a result of being a public company.
     We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq Global Market rules listing requirements. In addition, we have incurred and will continue to incur significant legal, accounting and other expenses. We have a limited history with these types of expenses and we may not accurately estimate these expenses in our financial planning. In addition, our current and future financial results may be more difficult to compare to prior periods when we did not incur these types of expenses.
We must comply with significant environmental regulations, employment tax regulations, employment practices and other governmental regulations which are difficult and expensive.
     We are subject to a variety of international, federal, state and local governmental regulations related to employment taxes, employment practices and other governmental regulations and regulations regarding the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes or residing in our products. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. We believe that our activities conform to all presently applicable state and federal regulations; however, we may not be in compliance with the Malaysian pension regulations, although we do not anticipate that the non-compliance with Malaysian regulations will have a material impact on our operations. Any failure by us to control the use of, or adequately restrict the discharge of hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure to conform to employment tax regulations, employment practices regulations and other governmental regulations, could result in remediation or other significant liabilities.
Our stock price has been volatile and could continue to remain volatile.
     The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. During 2006, through the date of this report, our stock closing price ranged from a high of $3.45 on April 27, 2006 to a low of $1.61 on January 3, 2006. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.
Item 1B. Unresolved Staff Comments:
None.
Item 2. Properties:
     As of January 1, 2005, Sipex’s corporate office was located in Milpitas, California. Information regarding our principal plants and properties appears below:

		Approximate	Owned Or	Lease
		Facility Size	Leased: Land	Expiration
Location	Description	(Square Feet)	Area Owned	Date
Milpitas, CA	Manufacturing/Design Center/General Office	95,700	Owned	*
Billerica, MA	Design Center/General Office	64,260	Leased	1/30/2008
Munich, Germany	General Office	2,740	Leased	3/31/2010
Tokyo, Japan	General Office	2,500	Leased	1/31/2007
Zaventem, Belgium	Design Center/General Office	9,540	Leased	9/30/2009
Shenzhen, China	General Office	1,310	Leased	4/25/2005
Shanghai, China	General Office	1,670	Leased	11/19/2007
Taipei, Taiwan	General Office	2,600	Leased	3/31/2006
Pointe-Claire, Quebec, Canada	General Office	1,720	Leased	1/31/2006
Ipoh, Perak, Malaysia	Warehouse	2,630	Leased	6-month notice

*	The property was sold and leased back on March 9, 2006 with an expiration date of March 31, 2011. See Note 16 to consolidated financial statements related to subsequent events.

     Subsequent to January 1, 2005, we have renewed or added leases including Korea, Canada, Belgium, Taiwan and China (Shenzhen). We believe that our existing facilities adequately serve our current needs. We have sublet a portion of the facility located in Billerica, Massachusetts.
Item 3. Legal Proceedings:
Class Action Securities Litigation
     Beginning on or about January 24, 2005, four securities class action suits were filed against us and certain of our current and former officers and directors. All complaints were filed in the United States District Court for the Northern District of California, San Francisco. The captions of the cases were as follows: Keller v. Sipex Corporation, et al., (05-CV-00331) (WHA), Coil Partners LLC v. Sipex Corporation, et al., (05-CV-00392) (WHA), Levy v. Sipex Corporation, et al., (05-CV-00505) (WHA), and Jacobson v. Sipex Corporation, et al., (05-CV-00712) (WHA).
     The securities class action suits were filed on behalf of the purchasers of our common stock in various class periods, beginning on or about April 10, 2003 and ending on January 20, 2005. The plaintiffs in these cases alleged, among other things, violations of sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and sought unspecified monetary damages and other relief against all defendants. Specifically, the complaints alleged that we and the individual defendants made false or misleading public statements regarding our financial results during the class periods.
     On March 25, 2005, four lead plaintiff motions were filed asking the Court to consolidate the class actions. Prior to the hearing on the lead plaintiff motions, the Levy and Keller plaintiffs voluntarily agreed to dismiss their complaints. On May 12, 2005, the Court consolidated the remaining cases under the caption In re Sipex Corporation Securities Litigation, Master File No. 05-CV-00392. Defendants Clyde Ray Wallin and Doug McBurnie were voluntarily dismissed from the action on August 16, 2005, and defendant Phil Kagel was granted a motion to dismiss on November 17, 2005.
     On January 18, 2006, the Court preliminarily approved the settlement of the class action lawsuit. The settlement provides for a payment of $6.0 million to the plaintiffs and will be entirely funded by proceeds from our directors’ and officers’ insurance policy. The specific terms for distribution of the settlement fund to class members were disclosed in a notice which was sent to the class members. On April 6, 2006, the United States District Court for the Northern District of California, San Francisco, approved the final settlement of the securities class action lawsuit.
Stockholder Derivative Litigation
     On February 8, 2005, a putative stockholder derivative suit was filed in the Superior Court of the State of California, County of San Mateo, on behalf of Sipex against certain of our current and former officers and directors for alleged fiduciary duty violations, gross negligence, unjust enrichment and breach of contract (Lie v. McBurnie, et al., CIV444748). On March 25, 2005, a second putative stockholder derivative suit was filed in the Superior Court of the State of California, County of Santa Clara, on behalf of Sipex against certain of our current and former officers and directors for alleged fiduciary duty violations, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment (Nagdev v. Maghribi, et al., 105CV038114).
     The derivative complaints are based on similar facts and events as those alleged in the securities class action suits. Specifically, the complaints allege that the individual defendants deliberately damaged Sipex by, among other things, causing us to improperly recognize and report revenue, causing us to issue false and misleading statements about our financial results, exposing us to liability for securities fraud, and damaging our reputation.
     On April 22, 2005, defendants in the Lie derivative action filed a petition with the Judicial Council of California to coordinate the cases in Santa Clara County Superior Court. The petition was granted on July 13, 2005 and the actions had since been coordinated and consolidated before Judge Komar in Santa Clara Superior Court, under the consolidated caption, Sipex Derivative Cases, Judicial Council Coordination Proceeding No. 4431, Lead Case No 1-05-CV-038114.
     On January 23, 2006, the Court approved the settlement of the stockholder derivative action. The settlement provided for a payment of $300,000 to the plaintiffs, pursuant to the terms of the settlement agreement, and the adoption of certain corporate governance measures and the payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel, all of which were funded entirely by proceeds from our directors’ and officers’ insurance policy.

Government Investigation
     On February 18, 2005, we announced that the SEC had commenced a formal investigation into the same matters as those that were the subject of our previously announced internal investigation into our financial and transactional records with regard to revenue recognition for the years ended December 31, 2003 and January 1, 2005. The investigation is ongoing.
DiPietro v. Sipex
     In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex) brought an action against us for his severance benefits. We counterclaimed for approximately $150,000 which was owed under a promissory note signed by Mr. DiPietro. In August 2004, we filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro under the promissory note). In June 2005, the Middlesex Superior Court granted both of our Motions for Summary Judgment. As a result, Mr. DiPietro was ordered to pay us $149,486 plus costs and interest which has now appreciated to approximately $204,000 as of June 2006. Interest is added to this amount at twelve (12%) percent per year. Mr. DiPietro filed a notice of appeal on July 19, 2005. In addition, the court has required Mr. DiPietro to post a bond in the amount of $150,000.
     We are also subject to other legal proceedings, claims, and litigation arising in the course of business. We defend ourselves vigorously against any such claims. The unresolved of outside matters related to the Company’s legal proceedings, claims and litigation is currently not determinable, and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders:
     No matters were submitted to a vote of our security holders during the fourth quarter ended January 1, 2005.
Executive Officers of Sipex
     Information relating to the executive officers of Sipex is set forth below. All officers held office as of July 1, 2006, except as noted.

Name, Age & Position	Business Experience
Ralph Schmitt — Age 45 Chief Executive Officer and Director	Mr. Schmitt joined Sipex in June 2005 as chief executive officer and member of the board of directors. Mr. Schmitt received his BSEE from Rutgers University and began his career as a computer and communications system hardware designer. Prior to joining Sipex, Mr. Schmitt was the vice president of sales and marketing at Cypress Semiconductor Corporation. Mr. Schmitt had also served on the boards of Cypress subsidiaries, Silicon Light Machines and Cypress Microsystems, and on the board of Azanda Networks. He also currently serves on the board of StarGen, Inc., a privately held company.

Clyde R. Wallin— Age 53 Chief Financial Officer and Senior Vice President of Finance	Mr. Wallin joined Sipex in April 2004 as chief financial officer and senior vice president of Finance. Previously, from October 2002 to April 2004, Mr. Wallin served as chief financial officer of iWatt, Inc., a private analog semiconductor company. Prior to iWatt, from September 2000 to October 2002, Mr. Wallin was the chief financial officer for Kendin Communications, which was acquired by Micrel, Inc., and after this acquisition Mr. Wallin continued with Micrel, Inc. Mr. Wallin earned a Bachelors of Science in Economics from the University of Oregon and an MBA in Finance from the University of Chicago.

Name, Age & Position	Business Experience
Rick C. Hawron — Age 52 Senior Vice President Worldwide Sales	Mr. Hawron joined Sipex in February 2004 as senior vice president of worldwide sales. Prior to joining Sipex, Mr. Hawron was the corporate vice president at Future Electronics Inc. Mr. Hawron was employed by Future Electronics Inc. for 27 years in various capacities around the globe, including vice president and managing director for Europe.

Ed Lam — Age 46 Senior Vice President Marketing and Business Development	Mr. Lam is senior vice president of marketing and business development. He joined Sipex in September 2005, and has over 20 years of analog semiconductor industry experience with National Semiconductor Corporation. Mr. Lam earned his BSEE from San Francisco State University.

Joel Camarda — Age 57 Senior Vice President of Operations	Mr. Camarda joined Sipex in November 2005 as senior vice president of operations. Mr. Camarda started his career as a senior manufacturing engineer for National Semiconductor Corporation and later worked for companies including Rockwell and Cypress Semiconductor Corporation. Mr. Camarda has over 30 years of semiconductor industry experience. Prior to joining Sipex, Mr. Camarda worked for Kulicke & Soffa (K&S) Industries, where he served as the vice president of operations for their test products division. Prior to K&S, he worked for Silicon Storage Technology, Inc. Mr. Camarda earned his BS in Engineering from New York University’s School of Engineering.

Lee Cleveland — Age 43 Senior Vice President of Engineering	Mr. Cleveland joined Sipex in September of 2003. Mr. Cleveland was promoted to senior vice president of engineering, effective October 1, 2005. Mr. Cleveland has held various technical and management positions at AMD and Sipex. Mr. Cleveland graduated from UC Berkeley with a degree in Electrical Engineering.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Delisting from the Nasdaq Global Market
     On April 5, 2005, we received a Staff Determination notice from the Nasdaq Global Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed the annual report on Form 10-K for the year ended January 1, 2005. The notice stated that our securities would be delisted from the Nasdaq Global Market at the opening of business on April 14, 2005, unless we requested a hearing to appeal the delisting in accordance with Nasdaq Marketplace Rules 4800, et seq. on or before 4:00 p.m. Eastern Time on April 12, 2005. On May 17, 2005, we received a Staff Determination notice from the Nasdaq Global Market stating we were not in compliance with Nasdaq’s Marketplace Rule 4310(c) (14) because we had not yet filed the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 and that the Nasdaq Listing Qualifications Panel would consider the filing delinquency in rendering a determination regarding the continued listing on the Nasdaq Global Market. We addressed the issues related to the delays in filing our Quarterly Report on Form 10-Q for the period ended April 2, 2005 and annual report on Form 10-K for the year ended January 1, 2005, and our request for continued listing on the Nasdaq Global Market, at an oral hearing before the Panel on May 19, 2005.
     From April 2, 1996, the date of our initial public offering, our common stock was available for quotation on the Nasdaq Global Market under the symbol “SIPX.” However, as discussed in Item 1 of this Form 10-K under the heading “Delisting from the Nasdaq Global Market,” on June 23, 2005, we were delisted from the Nasdaq Global Market. The quotation of our common stock currently appears on the Pink Sheets electronic quotation system with a trading symbol “SIPX.PK” where market makers and brokers can submit bid and ask prices on a daily basis. We cannot provide assurance that our common stock will continue to be eligible for trading or quotation on this or any alternative exchanges or markets.
     The following table sets forth, for the period indicated, the high and low trading sale prices per share as reported on the Nasdaq Global Market for the periods referenced:
Quarterly Stock Market Data

Fiscal 2004	Jan. 1, 2005	Oct. 2, 2004	July 3, 2004	April 3, 2004
Stock price range per share:
High	$5.90	$5.75	$6.54	$9.41
Low	4.40	3.80	4.75	6.27

Fiscal 2003	Dec. 31, 2003	Sept. 27, 2003	June 28, 2003	March 29, 2003
Stock price range per share:
High	$10.76	$9.29	$5.17	$3.70
Low	7.50	4.68	2.82	2.23
     As of January 1, 2005, there were 62 stockholders of record. We believe that as of January 1, 2005 the number of beneficial holders of common stock exceeded 3,000. The last reported sale price of the common stock on August 8, 2006 was $2.85 per share, as quoted on the Pink Sheets electronic trading market. We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all of our earnings, if any, to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.
     The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this annual report on Form 10-K.
     During February 2004, Alonim Investments Inc., or Alonim, one of the affiliates of Future, exercised rights to convert promissory notes from us into our common stock for 4.6 million shares, which have not been registered with the SEC (See Note 3 to our consolidated financial statements for Related Parties). Likewise, on August 5, 2004, Alonim exercised an outstanding warrant to purchase 900,000 shares of our common stock at an exercise price of $2.9458 per share for a total of $2,651,000. These transactions were conducted pursuant to certain private placement exemptions from the registration requirements of the Securities Act. In connection with the warrant exercise, we also agreed to modify certain standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of our issued and outstanding voting capital stock and (ii) 42.5% of our issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of our voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). We used the proceeds from these transactions to help finance our working capital needs. In addition, on August 9, 2004, Alonim purchased 2.5 million shares of our common stock on the open market. As of December 31, 2005, the affiliates of Future held 16.3 million shares, or 46% of our outstanding capital stock.
     On January 19, 2006, we completed a $7.0 million private loan transaction in which we issued a 9% secured note with convertible interest due January 19, 2008 to Rodfre Holdings LLC, or Rodfre, an affiliate of Alonim and Future. The issuance of the note was not registered under the Securities Act and was issued in a private placement. The note was secured by a deed of trust on our headquarters property located in Milpitas, California. During March 2006, we sold our Milpitas property to Mission West Properties for $13.4 million and used a portion of the proceeds from that transaction to pay off and terminate this note.
     On May 16, 2006, we placed $30.0 million of 5.5% Convertible Senior Notes due 2026, or the 2006 Notes, in a private placement. Rodfre, an affiliate of Alonim and of Future, purchased 50% of the 2006 Notes, or $15,000,000 aggregate principal amount, placed in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. We intend to use the net proceeds of approximately $28.7 million from the private placement for general corporate purposes. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the 2006 Notes would convert into approximately 11,194,030 shares of our common stock. A more detailed description of the terms of our 2006 Notes is provided in Note 16 to our consolidated financial statements included in this 10-K filing, and in our Form 8-K filed with the SEC on March 19, 2006.

Item 6. Selected Financial Data:
     Selected financial data for the last five years appear below (in thousands, except per-share data):

	Years Ended
	2004	2003		2002	2001	2000
		(Restated) (1)
Operating Results:
Net sales	$75,453	$36,535	***	$66,260	$72,062	$114,620
Gross profit (loss)	11,796	(9,068	)***	(8,488)	(2,536)	35,742
As a % of net sales	15.6%	(24.8)%		(12.8)%	(3.5)%	31.2%
Depreciation and amortization	6,559	7,587		7,675	6,662	4,273
Research & development expenses	14,710	13,252		12,944	12,858	13,159
Income (loss) from operations	(23,066)	(38,495)		(47,455)	(32,928)	3,473
Income (loss) before income taxes	(22,881)	(39,489)		(47,542)	(32,282)	5,540
Net income (loss)	(22,748)	(39,807)		(79,276)	(19,692)	3,917
As a % of net sales	(30.1)%	(109.0)%		(119.6)%	(27.3)%	3.4%
Net income (loss) per common share — basic	$(0.69)	$(1.41)		$(2.92)	$(0.82)	$0.18
Net income (loss) per common share — diluted	$(0.69)	$(1.41)		$(2.92)	$(0.82)	$0.16

Balance Sheets and Financial Data:

Cash and cash equivalents	$15,523	$18,338		$6,489	$4,874	$1,732
Short-term investment securities	249	2,994		9,980	—	—
Restricted cash equivalents and securities	1,838	—		—	— *	36,750
Total assets	88,066	101,296		98,786 **	145,127	148,768
Long-term debt	—	21,323		10,455	7,396	7,057
Working capital	14,346	24,468		27,775	36,260	44,845
Current ratio	1.5	2.0		3.0	4.7	3.5
Purchase of property, plant and equipment	1,921	2,024		4,108	40,441 *	19,467
Stockholders’ equity	60,080	54,233		74,520	127,822	122,797

(1)	See Note 2 to Consolidated Financial Statements for further details.

*	In June 2001, Sipex purchased the land, building and equipment of its Milpitas manufacturing facility for $35.0 million which was formerly under lease. Proceeds for the buyout were provided through the liquidation of $36.8 million of restricted cash that had previously secured the lease of the facility and equipment.

**	The 2002 decrease in total assets was mainly due to the establishment of a 100% valuation allowance of $31.9 million for deferred tax assets, the disposition of machinery and equipment with a net book value of $6.7 million and $3.0 million write-off of goodwill.

***	The decrease in net sales in 2003 was primarily due to non-cash charges as a reduction to sales of $14.1 million in 2003 reflecting the fair value of conversion rights related to the 2003 convertible note issued to Future, a related party (See Note 3 to our consolidated financial statements regarding Related Parties), and $12.6 million representing the initial impact for the revenue values of our products in the distribution channel upon conversion to sell-through accounting (See Note 3 to our consolidated financial statements regarding Revenue Recognition). In addition, the 2003 gross loss increased by $1.8 million as a result of the conversion to sell-through accounting.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
     The following discussion should be read together with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K and gives effect to the restatement discussed in Note 2 to the consolidated financial statement.
Overview
     We design, manufacture and market, high performance, analog ICs that are used primarily by OEMs, operating in the computing, consumer, communications and networking infrastructure markets. Some of the end product applications that contain our ICs are cellular phones, base stations, computers, DVD players, and digital cameras. Our products fall into three major product families: power management, interface and optical storage.
     We focus on several key areas to drive operating and financial performance, including product mix, new product introductions, capacity utilization, cost reductions and productivity. All of these key areas are interrelated and important in achieving improved gross margin.

     Product mix between our three product families and the sale of new products within each of our product families can significantly impact overall gross margin. Power management product gross margins have a wide range depending on the mix of sales within this product family. The very high volume commodity products sold into the Asian market, such as power regulators, have generally lower margins. By contrast, our advanced power management product offerings, such as white LED (light emitting diode) drivers, and our Power Blox™ family, are newer products, and contribute typically higher margins. Interface products typically have more moderate margins, due to the multi-protocol family and the new low voltage interface products. Optical storage product gross margins are typically within range of our average margin. The products in this line are typically proprietary, but alternative suppliers often introduce competitive solutions.
     Capacity utilization of our wafer fabrication facility in Milpitas, California was historically an important factor in driving gross margin improvement. In the past, a large portion of our fabrication cost structure was fixed, such as depreciation and payroll expense for process engineering and manufacturing support, and this structure provided for lower per unit costs as the volume of completed wafers increased. In the third quarter of 2005, we decided to outsource all of our wafer fabrication operations and to begin shutting down the Milpitas, California facility. We expect this transition to be completed by the third quarter of 2006. We believe that this transition will improve the margins of our interface products and certain of our commodity market power management products which we historically manufactured at the Milpitas facility; however, because of this transition away from the fixed cost structure, we will not recognize the same decrease in per unit manufacturing costs as production volumes increase.
     Cost reductions and productivity improvements are required in order to remain competitive in our marketplace. Cost reductions are achieved in several ways, such as re-designing the products to “shrink” the size of the “die” providing more individual products per wafer produced. This generates increased output without adding significant incremental cost. Other cost reductions and productivity improvements come through product assembly and test yield improvement and test time reduction.
     Since 2003 we have transformed our product mix by eliminating some legacy products, such as hybrid and electroluminescent display drivers, and introducing new products in our three core product families. Net sales attributed to legacy products decreased from $2.5 million in 2003 to $784,000 in 2004. Net sales of our three core product families increased from $34.0 million in 2003 to $74.7 million in 2004.
     Our wafer fabrication operation in Milpitas produced approximately 81% and 84% of our wafer requirements in 2004 and 2003, respectively. Fabrication utilization in Milpitas was 62% and 70% in 2004 and 2003, respectively. In 2004, we produced 12% fewer wafers than in 2003. In the second half of 2003, we converted a significant portion of our Milpitas fab to two-micron geometry from five-micron. This conversion enabled us to produce a greater number of end products from fewer wafers, leading to improvements in both revenue and cost per wafer. In 2003 we produced 13% more wafers than in 2002, leveraging our fabrication cost structure, which contributed to our improved gross margin.
     Net sales increased 107% to $75.5 million for the year ended January 1, 2005, as compared to $36.5 million for the year ended December 31, 2003. The $39.0 million increase in net sales was primarily due to non-cash charges to sales of $14.1 million in 2003 reflecting the fair value of conversion rights related to the 2003 convertible note issued to Future, a related party (See Note 3 to our consolidated financial statements regarding Related Parties), and $12.6 million initial impact for the revenue values of our products in the distribution channel upon conversion to sell-through accounting. The remaining $12.3 million increase in net sales reflected a stronger demand for our products during 2004.
     Gross profit was $11.8 million for the year ended January 1, 2005. The gross loss of $9.1 million for the year ended December 31, 2003 included a non-cash charge to sales reflecting the fair value of debt conversion rights of $14.1 million (See Note 3 to our consolidated financial statements for Related Parties) and an initial impact of $1.8 million for gross margin recognized prior to January 1, 2003 reflecting the conversion to sell-through accounting (See Note 3 to our consolidated financial statements regarding Revenue Recognition). Compared to 2003, the gross profit improved by $20.9 million in 2004. This improvement in 2004 was driven by the following: product mix shifts toward higher margin products, lower product costs due to manufacturing yield and process improvements and the sale of approximately $874,000 of inventory in 2004 that was previously written-off. These improvements were partially offset by higher inventory write-downs of $8.6 million in 2004, by the $14.1 million non-cash charge for the fair value of debt conversion rights in 2003, and by the $1.8 million non-cash charge (initial impact) for the margin portion on our products in the distribution channel due to the conversion to sell-through revenue accounting. Manufacturing yield and process improvements were the result of our continued effort primarily in standardizing manufacturing processes and improving design for manufacturability.
     During the second half of 2003 we converted a portion of our capacity to two-micron geometry from five-micron geometry that resulted in increasing the number of circuits per wafer, and increasing the end product sales value per wafer significantly with relatively minor increase in wafer cost. This also contributed to our improved cost and yield performance.

     We had cash and cash equivalents of $15.5 million at January 1, 2005, a decrease of $2.8 million from December 31, 2003. The decrease was primarily due to $8.9 million net cash used in operating activities and net cash used in investing activities of $1.0 million partly offset by net cash provided by financing activities of $7.1 million, respectively.
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
     Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.
     Through the year ended December 31, 2002, we recognized revenue from distributors other than Future upon title transfer and shipment because these customers had no price protection and had limited return rights. Distributors were permitted to return products limited to a percentage of their purchases over a specified period of time. We were able to estimate and establish appropriate reserves for future returns from these distributors, and historically we received stock rotation requests from our distributors that were within the amounts estimated and contractually allowed. Starting in the first fiscal quarter of 2003, we began entering into arrangements that were not within the original contractual distributor agreements in that we allowed return rights and other concessions beyond the levels provided in the distributor agreements. Due to this change in customer arrangements, our management concluded it is unable to reasonably estimate sales returns for arrangements with its distributors. This change was accounted for as a change in estimate effective January 1, 2003, and resulted in sales and related cost of sales on shipments to distributors being deferred until the resale to the end customer. The effect of this change includes a reduction in net sales and gross margin of $12.6 million and $1.8 million, respectively, recorded in the first quarter of 2003 for the reversal of sales and related costs recognized prior to January 1, 2003.
     Sales to Future are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period (reduced to 5% including a 2% scrap allowance effective April 1, 2006). As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue recognition and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.
     Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment; at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by our distributors to their end customers, we recognize previously deferred income as sales and cost of sales.
     For non-distributor customers, we recognizes revenue when title to the product is transferred to the customers, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided for at the time product sales are recognized. An allowance for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating an allowance.

     From time to time, we develop custom products for various customers under engineering service contracts culminating in delivery of known functional development samples. We recognize revenue under these agreements upon delivery of known functional development samples as delivery of such represents the culmination of utility of the contract to the customer and agreed to milestones. We recognize the costs as incurred associated with these contracts and present such costs as research and development expenses due to the uncertain nature of the development efforts until delivery of the known functional development samples. Certain of these engineering service contracts include payments in advance of delivery of known functional development samples. These payments are recorded in deferred income, other, until the time of delivery of the functional samples.
     Sales Returns and Allowances-Distributors other than Future. To estimate reserves for future sales returns and allowances through December 31, 2002, we regularly reviewed our history of actual returns for each major product line. We also communicated regularly with our distributors to gather information about market pricing and sell-through activity, end user satisfaction and to determine the volume of inventory in the distribution channel. We used the results of these analyses to estimate the reserves for sales returns and allowances. We adjust our reserves for future returns as necessary, based on returns experience, returns expectations and our communications with our distributors.
     Valuation of Inventories. We write down the value of our inventories for estimated excess quantities, obsolescence, and/or marketability deficiencies. In addition, we write down inventory costs to the lower of cost or market which becomes the new cost basis. Excess and obsolete inventories are determined by comparing current inventory quantities to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. In estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions become less favorable than those anticipated by management, additional write-downs of inventories may be required in the future. In 2002, we recorded a $5.4 million write-down for excess and obsolete inventories, which included a $1.5 million charge relating to product lines sold or discontinued as part of our third quarter restructuring plan and a $700,000 charge for physical inventory adjustments. During 2003, inventories with an original cost of $775,000, which had been previously written down to zero, were sold. Additionally, in 2003, we recorded $2.9 million for write-down of inventories of excess and obsolete inventories. During 2004, inventories with an original cost of $884,000, which had been previously written down to zero, were sold. In 2004, we recorded an $8.6 million write-down related to excess and obsolete inventories.
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
     Restructuring costs recorded in 2002 were subsequently adjusted for a reduction of $330,000 in 2003. During the fourth quarter of 2003 we established a $1.0 million restructuring reserve for our facility in Billerica, Massachusetts. This followed our 2002 restructuring initiative in which we transferred our back-end test operations to Asia in the first quarter of 2003 and began to integrate other support activities to Milpitas, California. In the fourth quarter of 2003 we had vacated and segregated approximately 75% of the Billerica, Massachusetts facility and were seeking a lessee for this unoccupied space. During the third quarter of 2004, we incurred an additional restructuring expense which reflected our plan to move the remaining operations to Milpitas, California and consisted of $1.4 million for future lease payments, $447,000 write-off of leasehold improvements and $32,000 for severance payments. During the year ended January 1, 2005, we utilized $1.0 million of restructuring reserves, which was primarily the $447,000 write-off of leasehold improvements, and lease costs associated with the unused portion of our Billerica facility. We made additional adjustments to the restructuring for changes to the lease obligation totaling $60,000. For the year ended January 1, 2005, the balance of the restructuring accrual principally consisted of facility lease costs, and is expected to be paid over the next three years. The balance as of the year ended January 1, 2005 is $1.8 million, of which $566,000 was the short-term portion and $1.3 million was long term portion, respectively. The restructuring reserve represents the present value of future lease payments subsequent to abandonment less any estimated sublease income net of associated costs. To estimate future sublease income, we worked with an independent broker to estimate the length of time to sublease the facility and the total amount to be received. However, our estimates of expected sublease income could change in the future based on factors that affect our ability to sublease this facility such as general economic conditions, financial viability of a sublessee and the real estate market, among others.

     We accounted for restructuring charges beginning January 1, 2003 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Prior to January 1, 2003, we accounted for restructuring in accordance with Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment Charges.”
     We review long-lived assets and certain identifiable intangibles for impairment in accordance with the guidelines of SFAS No. 144 “Accounting for Impairment of Disposal of Long Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If impairment is indicated, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In estimating future net cash flows, management makes certain assumptions including future sales levels, gross profit margins and expense levels and proceeds from disposition. The future net cash flows can vary from management estimates due to unforeseen circumstances that may result in additional impairment charges required to be recognized in the income statement.
     Income Taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets were deductible, management assessed that it was more likely than not that the deferred tax assets at December 31, 2002 will not be realized in the future. We therefore established a full valuation allowance and incurred a tax charge for the full amount of deferred income tax asset of $48.8 million for the year 2002. Our deferred tax assets at December 31, 2003 and January 1, 2005 continued to have a full valuation allowance.
Results of Operations
     For the periods indicated, the following table sets forth the percentages of net sales represented by the respective line items in our consolidated statements of operations.

	Years Ended
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.4	124.8	112.8

Gross profit (loss)	15.6	(24.8)	(12.8)
Operating expenses:
Research and development	19.5	36.3	19.5
Marketing and selling	11.4	20.3	12.2
General and administrative	13.0	22.0	12.2
Restructuring	2.3	1.9	3.2
Impairment of fixed assets	—	—	7.2
Impairment of goodwill	—	—	4.5

Total operating expenses	46.2	80.5	58.8

Loss from operations	(30.6)	(105.3)	(71.6)
Other income (expense), net	0.3	(2.7)	(0.1)

Loss before income taxes	(30.3)%	(108.0)%	(71.7)%

Fiscal Year Ended January 1, 2005 compared to Fiscal Year Ended December 31, 2003
     Net Sales. The table in Note 14 to our consolidated financial statements shows details of our net sales by product lines and geographic locations for 2004 and 2003.

     Net sales increased 107% to $75.5 million for the year ended January 1, 2005, as compared to $36.5 million for the year ended December 31, 2003. The $39.0 million increase in net sales was primarily due to non-cash charges as a reduction to sales of $14.1 million in 2003 reflecting the fair value of conversion rights related to the 2003 convertible note issued to Future, a related party (See Note 3 to our consolidated financial statements regarding Related Parties), and $12.6 million initial impact for the revenue values of our products in the distribution channel upon conversion to sell-through accounting. The remaining $12.3 million increase in net sales reflected a stronger demand for our products during 2004.
     The table in Note 14 to our consolidated financial statements shows details of our net sales by product lines and geographic locations for 2004, 2003 and 2002. The increases in net sales in 2004 as compared to 2003 by product lines were as follows:
(a)	Interface product net sales in 2004 increased by $23.0 million or 139% over 2003 due primarily to the allocation of non-cash charges against sales of $11.0 million relating to the fair value of conversion rights, and $6.5 million for conversion to the sell-through accounting attributed to this product line in 2003. The increase attributable to higher product demand amounted to $5.5 million.

(b)	Net sales of our power management product line increased $11.5 million, or 118% primarily as a result of the allocation of the 2003 non-cash charges of $2.3 million and $1.2 million relating to the conversion rights and conversion to sell-though accounting, respectively, and $8.0 million attributable to sales growth .

(c)	Sales of our optical storage products increased $6.2 million, or 80%. The increase was primarily due to the impact of the 2003 non-cash charge of $1.1 million relating to the conversion to sell-through accounting methodology and a $5.1 million increase attributable to the growth in demand for the new products introduced in 2003, particularly in Japan.

(d)	Sales of our legacy and EL product lines decreased by approximately $1.8 million. In the third quarter of 2002, we sold the hybrid product family to SatCon Electronics Inc, which resulted in no net sales for that product line in 2003. In addition, we discontinued producing the electroluminescent display driver product family by the first quarter of 2003. In 2004, total sales in these product areas decreased by approximately $6.3 million but was partially offset by a $3.8 million impact of the 2003 non-cash charge relating to the conversion to sell-through methodology and an $0.8 million allocation of the 2003 non-cash charge relating to the conversion rights.
     The increase in demand for the aforementioned product lines was attributable to several factors, including the introduction of several new products; cost reductions in interface and power management products allowing us to compete in commodity pricing market conditions; and increased focus in managing the representative and distribution network to increase design wins for interface and power management products.
     The increase in net sales of our products in the international market also reflected the impact of the 2003 non-cash charges to revenue of $8.5 million and $12.6 million relating to conversion rights and conversion to sell-through accounting, respectively, that were attributed to international. Geographically during 2004, international net sales increased by $28.9 million, or 92%, as compared to 2003. Sales in Japan grew by $8.4 million, or 83%, compared to 2003. The ramping of optical storage products in 2004 accounted for this increase in Japan as the majority of our optical storage product sales were generated in Japan. In Asia other than in Japan, net sales also increased by $13.0 million or 93% in 2004, as the mix shifted from legacy products to power management products. Net sales in Europe and the rest of the world increased $7.5 million, or 106% in 2004, due to the increase in both interface and power management products.
     Domestic net sales in 2004 increased $10.0 million, or 192% due primarily to strong demand for our interface products and the $5.6 million impact of the 2003 non-cash charge relating to the debt conversion rights in the previous year.
     Gross Profit (Loss). Gross profit was $11.8 million for the year ended January 1, 2005. The gross loss of $9.1 million for the year ended December 31, 2003 included a non-cash charge to sales reflecting the fair value of debt conversion rights of $14.1 million (See Note 3 to our consolidated financial statements for Related Parties) and an initial impact of $1.8 million for gross margin recognized prior to January 1, 2003 reflecting the conversion to sell-through accounting. Compared to 2003, the gross profit improved by $20.9 million in 2004. This improvement in 2004 was driven by the following: product mix shifts toward higher margin products, lower product costs due to manufacturing yield and process improvements and the sale of approximately $874,000 of inventory in 2004 that was previously written-off. These improvements were partially offset by higher inventory write-downs of $8.6 million in 2004, by the $14.1 million non-cash charge for the fair value of debt conversion rights in 2003, and by the $1.8 million non-cash charge (initial impact) for the margin portion on our products in the distribution channel due to the conversion to sell-through revenue accounting. Manufacturing yield and process improvements were the result of our continued effort primarily in standardizing manufacturing processes and improving design for manufacturability.

     During the second half of 2003 we converted a portion of our capacity to two-micron geometry from five-micron geometry that resulted in increasing the number of circuits per wafer, and increasing the end product sales value per wafer significantly with relatively minor increase in wafer cost. This also contributed to our improved cost and yield performance.
     Research and Development. Research and development expenses in 2004 were $14.7 million compared to $13.3 million in 2003. The increase of $1.4 million was primarily due to increased compensation costs, increased expenses for new mask sets and prototype wafers and outside design consulting fees. As a percentage of net sales, research and development costs were 19.5% in 2004 compared to 36.3% in the prior year. This percentage decrease was primarily due to the increase in net sales in 2004 versus the lower net sales in 2003, which resulted from the non-cash charges for the fair value of debt conversion rights (See Note 3 to our consolidated financial statements for Related Parties) and the conversion to the sell-through accounting (See Note 3 to our consolidated financial statements regarding Revenue Recognition).
     Marketing and Selling. Marketing and selling expenses were $8.6 million in 2004 compared to $7.4 million in 2003. The increase of $1.2 million was primarily due to increased headcount with higher salary and benefits, marketing communications and travel costs, and increased sales representative commissions. These increases were primarily due to increased sales in our core product families, offset by a decrease in other expenses. Marketing and selling expenses were 11.4% of net sales in 2004 compared to 20.3% of net sales in 2003. This percentage decrease was primarily due to the increase in net sales in 2004 versus the lower net sales in 2003, which resulted from the non-cash charges for the fair value of debt conversion rights (See Note 3 to our consolidated financial statements regarding Related Parties) and for the conversion to sell-through revenue accounting. (See Note 3 to our consolidated financial statements regarding Revenue Recognition).
     General and Administrative. General and administrative expenses were $9.8 million in 2004 compared to $8.1 million in 2003 or an increase of $1.7 million. This increase was principally due to significant internal and external costs associated with compliance with the Sarbanes-Oxley Act of 2002 and the costs for the audit of our 2004 consolidated financial statements, partially offset by lower occupancy costs and depreciation expense. General and administrative expenses in 2004 represented 13% of net sales compared to 22% in 2003.
     Restructuring. In 2002, we transferred our back-end test operations to Asia and completed the move of our headquarters and major operations to Milpitas, California. During 2003, $330,000 was reversed from the 2002 accrual for management reorganization charges and employee severance costs. In December of 2003, we established a restructuring reserve of $1.0 million for our Billerica, Massachusetts facility which includes a design center occupying approximately one-fourth of the space. Accrued restructuring costs for the present value of future lease payments net of sublease income and associated costs as of December 31, 2003 for this facility included a short-term portion of $498,000 and a long-term portion of $572,000, respectively. In the third quarter of 2004, we incurred an additional restructuring expense which reflected our plan to move the remaining operations in Billerica, Massachusetts to Milpitas, California and consisted of $1.4 million for future lease payments, $447,000 write-off of leasehold improvements and $32,000 for severance payments.
     During the year ended January 1, 2005, we utilized $1.0 million of restructuring reserves, which primarily included $447,000 of write-off of leasehold improvements, and $463,000 of lease costs associated with the unused portion of our Billerica facility. We made additional adjustments to the restructuring for changes to the lease obligation totaling $60,000. For the year ended January 1, 2005, the balance of the restructuring accrual principally consisted of facility lease costs, and is expected to be paid over the next three years. The balance as of the year ended January 1, 2005 is $1.8 million, of which $566,000 was the short-term portion and $1.3 million was long-term portion.

     The following is a summary of the activity related to our restructuring accrual for fiscal years 2003 and 2004 (in thousands):

Restructuring
Costs
Accrual balance December 31, 2002	$755
Incurred in 2003	1,043
Charges utilized	(535)
Deferred rent adjustment	137
Adjustments to accrual	(330)

Accrual balance, December 31, 2003	1,070
Incurred in 2004	1,858
Charges utilized	(1,036)
Deferred rent adjustment	15
Adjustments to accrual	(60)

Accrual balance, January 1, 2005	$1,847

     Other Income (Expense), Net. Other income (expense), net was $185,000 in 2004 compared to $(994,000) in the prior year. The decrease in expense was attributable to the interest expense associated with the two convertible notes with Future (See Note 3 to our consolidated financial statements regarding Related Parties). During 2003 we paid interest on the first convertible secured note, or the First Note, which was sold on September 27, 2002, until December 22, 2003 and paid interest on the second convertible secured note, or the Second Note, which sold on June 20, 2003, until December 22, 2003. As of December 31, 2003 all future interest expense had been forgiven. Both convertible notes were subsequently extinguished and converted into 4.6 million of our common shares as of February 18, 2004.
     Income Tax Expense. Our income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations. In 2004, we recorded income tax benefit of $133,000 due to reversal of previously expected tax liability from our off-shore operations, primarily Belgium. Income tax expense in 2003 was $318,000 based on the expected tax liability from our off-shore operations, primarily Belgium. Notwithstanding our net operating losses, we did not record a tax benefit as we believed that it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would not be utilized in the future to offset taxable income.
Fiscal Year Ended December 31, 2003 compared to Fiscal Year Ended December 31, 2002
     Net Sales. Net sales decreased 45% to $36.5 million for the year ended December 31, 2003, as compared to $66.3 million for the year ended December 31, 2002. The decrease of $29.7 million in net sales was due to i) the non-cash charge of $14.1 million to 2003 revenue for the fair value of conversion rights related to the convertible note to Future (See Note 3 to our consolidated financial statements for Related Parties) and ii) the $12.6 million initial non-cash charge for the revenue value of our products in the distribution channel upon conversion to sell-through accounting. The remaining decrease of $3.0 million was attributable to lower demand for our products.
     The decreases in net sales in 2003 as compared to 2002 by product line are detailed as follows:
(a)	Interface product net sales in 2003 decreased by $13.4 million or 45% from 2002 due primarily to the negative impact of non-cash charges against sales of $11.0 million relating to the fair value of conversion rights, and $6.5 million for conversion to sell-through accounting attributed to this product line in 2003. These non-recurring charges to sales offset the $4.1 million growth in net sales for this product line.

(b)	Net sales of our power management product line declined by $6.1 million, or 39% primarily as a result of the 2003 non-cash charges of $2.3 million and $1.2 million relating to the conversion rights and conversion to sell-through accounting, respectively, attributed to this product line. Otherwise, net sales for this product in 2003 were down by $2.6 million compared to the prior year.

(c)	Net sales of legacy product lines, hybrid and EL declined by $15.2 million or 86% compared to 2002. The decrease resulted primarily from our strategy to discontinue these product lines and includes $3.8 million negative impact of the non-recurring non-cash charges relating to the conversion to sell through methodology and an $0.8 million allocation of the 2003 non-cash charge relating to the conversion rights.

     The decreases in net sales for the above product lines were partly offset by a $5.0 million increase in net sales of our optical storage products. This increase was primarily attributable to the increase in demand for optical storage products, particularly in Japan. The 191% increase in net sales was offset by the negative impact of the non-cash adjustment of $1.1 million relating to conversion to sell-through accounting attributed to this product line.
     Geographically, during 2003 international net sales decreased year over year by $19.9 million or 39% from 2002. The decrease is primarily due to the impact of the adoption of the sell-through revenue recognition methodology and the $8.5 million charge to revenue relating to the debt conversion rights. The remaining decrease is attributable to the softening demand for our products. The negative impact of the adjustments offset our sales growth in Japan where our sales grew by $4.1 million or 67% compared to 2002. The ramping of optical storage products in 2003 accounted for this increase in Japan as all our optics sales were generated in Japan. In Asia, other than in Japan, net sales decreased by $12.1 million or 46% as the mix shifted from legacy products to power management products. Net sales in Europe and the rest of the world decreased $11.9 million or 63% due to the discontinuance of the legacy product lines, partially offset by increases in both interface and power management products.
     Domestic sales also decreased $9.9 million which includes the downward impact of a $5.6 million allocation relating to the conversion rights and the $4.3 million decline in demand for our products.
     Gross Profit (Loss). Gross loss of $9.1 million for the year ended December 31, 2003 included a non-cash charge to sales reflecting the fair value of debt conversion rights of $14.1 million (See Note 3 to our consolidated financial statements regarding Related Parties) and the initial reduction in gross margin of $1.8 million for gross margin recognized prior to January 1, 2003 reflecting the conversion to sell-through accounting. Compared to 2002, gross loss in 2003 increased by $580,000. The increase in gross loss was principally attributable to the $14.1 million non-cash charge to sales as well as the $1.8 million impact of the conversion to sell-through accounting. These non-cash charges were partially offset by improvements in product mix and manufacturing yields and cost reductions related to restructuring initiatives. We also had lower inventory write-downs of $3.0 million in 2003 due to completion of our legacy product line exit initiative in 2002. In addition, $775,000 of inventory that was previously written off in 2002 was sold in 2003.
     During the second half of 2003 we converted a portion of our capacity to two-micron geometry from five-micron geometry that resulted in increasing the number of circuits per wafer, and increasing the end product sales value per wafer significantly with relatively minor increase in wafer cost. This also contributed to our improved cost and yield performance.
     Research and Development. Research and development expenses in 2003 were $13.3 million compared to $12.9 million in 2002. The increase from 2002 to 2003 resulted from the addition of several design engineers and the disposal of certain mask sets. These increases were partially offset by reduced occupancy costs. As a percentage of net sales, research and development costs were 36.3% compared to 19.5% in the prior year. This was primarily due to the reduction in net sales, which resulted from a non-cash charge reflecting the fair value of debt conversion rights (See Note 3 to our consolidated financial statements regarding Related Parties) and the conversion to the sell-through accounting (See Note 3 to our consolidated financial statements regarding Revenue Recognition).
     Marketing and Selling. Marketing and selling expenses of $7.4 million in 2003 were lower compared to 2002 by $696,000 due to reduced occupancy costs, marketing communications and travel, partially offset by increased spending and headcount in our Japan and Taiwan sales offices and increased sales representative commissions due to increased sales in our core product families. Sales and marketing expenses were 20.3% of net sales in 2003 compared to 12.2% of net sales in 2002. The increase in percentage of net sales in 2003 was primarily due to the non-cash charge for the fair value of debt conversion rights (See Note 3 to our consolidated financial statements for Related Parties) and the conversion to the sell-through accounting (See Note 3 to our consolidated financial statements regarding Revenue Recognition).
     General and Administrative. General and administrative expenses remained relatively flat at $8.1 million for both 2003 and 2002. It was largely due to lower severance costs and lower legal costs in 2003 compared to 2002, offset by higher insurance costs, filing fees and other expenses.
     Restructuring and Fixed Asset Impairment. Restructuring activities began in 2002 as we transferred our back-end manufacturing operations off shore and completed the move of our headquarters and major operations to Milpitas, California.

     During 2002, we recorded restructuring charges of $2.9 million, $4.7 million of fixed asset impairment charges and $1.9 million of inventory charges. Gross restructuring charges consisted of employee severance costs of $524,000, management reorganization charges of approximately $1.7 million and accrued lease expenses of $661,000 for our San Jose, California facility. These gross restructuring charges were reduced in the fourth quarter of 2002 for a $661,000 reversal in accrued lease costs for our San Jose, California facility due to the sale of the 4 inch facility in the first quarter of 2003 which included the assumption of the lease by the third party purchaser and a $70,000 decrease in employee termination costs. The remaining 2002 restructuring charges of $2.1 million were further reduced by $330,000 in 2003. In October 2003, we established a restructuring reserve of $1.1 million for the unused portion of our Billerica, Massachusetts facility. Fixed asset impairment charges for 2002 consisted of $1.8 million to write down the value of the machinery and equipment in the San Jose, California facility to its fair value, as a result of the closure of the San Jose fabrication facility in the first quarter of 2003, and $2.9 million of fabrication equipment at the Milpitas, California fabrication facility. The $1.9 million inventory write-down, which is recorded as cost of sales, was established to provide for the discontinued analog display and hybrid product families. In the fourth quarter of 2002, we recognized a gain of $384,000 due to the sale of a portion of the inventory.
     Restructuring charges during the third quarter 2002 were $2.6 million, which consisted of $256,000 of severance costs related to a reduction in force of approximately 50 employees at both manufacturing facilities, $1.7 million of severance and related costs to six former management employees related to our plan to reorganize into six functional groups and facility costs of $661,000 consisting mainly of the remaining lease payments at the San Jose fabrication facility.
     In the fourth quarter of 2002, we incurred restructuring costs related to the transfer of our back-end test operations from the Billerica, Massachusetts, facility to subcontractors in Malaysia. The restructuring costs consisted of $268,000 of employee severance related costs for the workforce reduction of approximately 60 employees and freight charges of $48,000 related to the $2.0 million sale of the Billerica test related machinery and equipment with a net book value of $1.7 million. Accrued severance costs as of December 31, 2002 were subsequently reduced by $330,000 which was originated from $1.7 million of management reorganization charges and $524,000 of employee severance costs estimated in 2002. The remaining accrual was paid primarily during the first half of 2003.
     During 2003, $330,000 was reversed from the 2002 accrual for management reorganization charges and employee severance costs. In December of 2003, we established a restructuring reserve of $1.0 million for our Billerica, Massachusetts facility which includes a design center occupying approximately one-fourth of the space. Accrued restructuring costs for the present value of future lease payments net of sublease income and associated costs as of December 31, 2003 for this facility included short-term portion of $498,000 and long-term portion of $572,000.
     The following is a summary of the activity related to restructuring accrual for fiscal years 2002 and 2003 (in thousands):

		Fixed Asset
	Restructuring	Impairment
	Costs	Costs
Accrual balance December 31, 2001	$—	$—
Incurred 2002	2,857	4,718
Charges utilized	(1,371)	(4,718)
Adjustments to accrual	(731)	—

Accrual balance December 31, 2002	755	—
Incurred in 2003	1,043	—
Charges utilized	(535)	—
Deferred rent adjustment	137	—
Adjustments to accrual	(330)	—

Accrual balance, December 31, 2003	$1,070	$—

     The third quarter of 2002 fixed asset impairment charges totaled $4.7 million, consisting of $2.9 million of fabrication equipment on our four-inch and six-inch manufacturing product lines at the Milpitas, California fabrication facility and $1.8 million for the write-down to fair value of the machinery and equipment at the San Jose, California fabrication facility which had been scheduled to be closed by the end of the first quarter of 2003. In the first quarter of 2003, the San Jose, California fabrication machinery and equipment were sold to an unrelated third party. The gain on the sale of the San Jose, California fabrication machinery and equipment had been and would be recorded upon collection of the cash due to the length of time and related uncertainties affecting their ultimate receipt.

     Impairment of Goodwill. We adopted SFAS 142 “Goodwill and Other Intangible Assets” effective January 1, 2002, thereby discontinuing annual goodwill amortization of approximately $376,000. Upon adoption of SFAS 142, we performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment charges as of January 1, 2002. In the second quarter of 2002, we experienced a significant reduction in the fair value of our common stock. The fair value decrease was primarily related to the financial impact to Sipex of the global slowdown in the semiconductor industry. As a result, we performed a goodwill impairment test in accordance with SFAS 142. The results of this impairment test indicated that the full amount of our goodwill of $3.0 million was not recoverable and was written off during the second fiscal quarter ended June 29, 2002.
     Other Income (Expense), Net. Other income (expense), net was $(994,000) in 2003 compared to $(87,000) in 2002. The increase in expense was attributable to the interest expense associated with the two convertible notes with Future (See Note 3 to our consolidated financial statements regarding Related Parties). During 2002 we paid interest on the First Note in the fourth quarter only. During 2003 we paid interest on the First Note until December 22, 2003 and paid interest on the Second Note from June 20, 2003 until December 22, 2003. As of December 23, 2003 all future interest expense had been forgiven. Both convertible notes were extinguished and converted into 4.6 million of our common shares as of February 18, 2004.
     Income Tax Expense. Income tax expense in 2003 was $318,000 based on the expected tax liability from our off-shore operations, primarily Belgium. Notwithstanding our net operating losses, we did not record a tax benefit as we believed that it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would not be utilized in the future to offset taxable income.
Financial Condition, Liquidity and Capital Resources
     As of January 1, 2005, cash, cash equivalents and short-term investments, were $15.8 million as compared to $21.3 million at December 31, 2003. The decrease of $5.5 million was principally due to funding our ongoing loss from operations with a use of $8.9 million in operating activities, the conversion of $1.8 million of cash to restricted cash, partially offset by a net proceeds of $4.4 million from issuance of common stock under employee stock plans and $2.7 million for warrants exercised by the affiliates of Future, and other investing activities of $0.9 million.
     Net cash used in operating activities was $8.9 million and $8.2 million, in 2004 and 2003 respectively. We will continue to depend upon our cash and cash equivalents to fund our operations until such time that we generate cash from operating activities.
     Net cash used in operating activities of $8.9 million in 2004 resulted primarily from a $22.7 million net loss and increase of $4.6 million in net assets and liabilities, partially offset by $18.5 million of non-cash activities. Non-cash activities were primarily comprised of $8.6 million provision for inventories, depreciation and amortization of $6.6 million, provision for uncollectible receivables and sales returns and allowances of $1.3 million, and a $1.8 million provision for restructuring. The changes in assets and liabilities included an increase in inventory of $5.4 million, a decrease in accrued restructuring costs of $608,000 and an increase in accounts receivable of $0.9 million, partially offset by, increases in accrued expenses of $1.4 million and deferred income of $620,000 and accounts payable of $391,000, respectively. The $620,000 increase in deferred income comprises of an increase of $1.1 million from Future offset by a decrease of $449,000 from other distributors.
     Net cash used in operating activities in 2003 resulted primarily from a $39.8 million net loss, of which approximately $27.7 million was non-cash activities, partially offset by the impact of a $3.9 million net decrease in assets and liabilities. Non-cash activities primarily comprised of a $14.1 million non-cash charge to sales for the fair value of debt conversion rights (See Note 3 to our consolidated financial statements regarding Related Parties), depreciation and amortization of $7.6 million, a provision for inventories $2.9 million, a loss on disposal of capital assets of $1.1 million, and restructuring charges of $713,000. The net changes in assets and liabilities primarily included $7.4 million increase in deferred income associated with increased shipments to our distributors, where revenue is recognized on a sell-through basis (See Note 3 to our consolidated financial statements regarding Revenue Recognition), a decrease in prepaid and other current assets of $1.9 million, and increases in accounts payable and accrued expenses of $2.3 million and $1.1 million, respectively. These were partly offset by increases in accounts receivable and inventories of $3.2 million and $5.0 million, respectively, as well as by a reduction in accrued restructuring costs of $0.5 million.
     The $7.4 million increase in deferred income in 2003 includes $3.4 million related to Future in anticipation of higher sell-through activity. The $4.0 million increase in deferred income from other distributors was a result of our conversion from a ship-to basis to the sell-through basis of accounting for revenue from these distributors effective January 1, 2003.

     Accounts receivable, net of allowances, was $9.9 million and $10.4 million as of January 1, 2005 and December 31, 2003, respectively. Total allowances increased to $1.4 million for 2004 from $0.3 million for 2003 primarily due to higher sales allowances for product returns.
     Net cash used in investing activities in 2004 was $1.0 million, consisting of $6.3 million purchases of short-term securities, purchase of property, plant and equipment of $1.9 million and $1.8 million of deposit to restricted cash to meet a contractual obligation with a vendor, mostly offset by the $9.0 million proceeds from maturity of short-term securities. During 2003, net cash provided by investing activities was $5.0 million, which included $19.0 million proceeds from maturity of short-term securities, partly offset by $12.0 million of purchases of short-term securities and $2.0 million of capital expenditures.
     Net cash provided by financing activities in 2004 was $7.1 million, resulting primarily from $2.7 million of net proceeds from issuance of warrants and $4.4 million of net proceeds from issuance of common stock under employee stock option plans. Net cash provided by financing activities in 2003 was $15.0 million. In the second quarter of 2003, we received cash of $10.3 million (net of debt issuance cost of $216,000) through the private placement of a convertible note with an affiliate of Future. In December 2003 we entered into an agreement to terminate this note and accelerate the associated conversion rights. As part of this agreement, we received $3.0 million in cash for this note and forgiveness of $411,000 interest charges on both outstanding notes. Also, during 2003, we received $1.7 million from the exercise of employee stock option.
     On September 27, 2002, we sold the First Note with an attached warrant to an affiliate of Future for an aggregate cash amount of $12.0 million. We recorded the First Note at $10.4 million and the warrant at $1.6 million (recorded to additional paid-in-capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The First Note paid a 5.75% coupon and was convertible after one year into our common stock at a conversion price of $7.50 per share. Following the one-year anniversary of the issuance of the First Note, we could require the conversion of the First Note in installments if for a period of time our common stock traded at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of our common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant was $2.9458. The First Note was secured by a Deed of Trust on our land and building at Milpitas, California.
     On June 20, 2003, we sold the Second Note to an affiliate of Future $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period.
     In December, 2003 we entered into an agreement with the affiliates of Future to amend certain terms of the First Note and the Second Note. The agreement, among other things, amended the Second Note to provide for full acceleration and vesting of the holder’s conversion rights under the Second Note. In addition, the agreement provided that, upon expiration or termination of the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, regulatory waiting period, the holder would convert the Second Note into 3.0 million shares of our common stock at the original stated conversion price of $3.52 per share. In exchange for the full acceleration of the conversion rights under the Second Note, the holder paid us an additional $3.0 million in cash, forgave $411,000 in currently accrued interest and agreed to eliminate our future interest obligations under the Second Note. The agreement also provided that, upon the expiration or termination of the HSR Act waiting period, the holder would convert the First Note into 1.6 million shares of our common stock at the original stated conversion price of $7.50 per share. In addition, the holder agreed to immediately eliminate our future interest obligations under the First Note. The agreement also provided that, upon obtaining the required HSR Act clearance, the holders would cancel and otherwise release all security interests these entities may have on any of our assets. In February 2004, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act and the holders converted the First Note and the Second Note into an aggregate of 4.6 million shares of our common stock. Our associated long-term debt obligations were extinguished and recorded as equity.
     On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, and August 1, 2006. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate equal to Silicon Valley Bank’s prime rate. The agreement matures on September 30, 2006 at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The agreement requires us to comply with a minimum liquidity ratio. It also required us to retain a minimum tangible net worth. However, the latest amendment dated August 1, 2006, has modified the agreement to delete the requirement for a minimum tangible net worth and waived our non-compliance with the financial covenant on tangible net worth for the periods ended April 1, 2006 and July 1, 2006. The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0% and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement.
     On January 19, 2006, we announced the completion of a $7.0 million private loan financing in which we issued a 9% secured note with convertible interest due January 19, 2008 to Rodfre, an affiliate of Future. The note was secured by a deed of trust on our headquarters property located in Milpitas, California. Accrued interest on the note was convertible into our common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note could require repayment of the loan in the event of, among other things, the sale of the property subject to the deed of trust. Interest on the note accrued at 9% compounded quarterly and payable at maturity. In March 2006, we paid off the note from the proceeds of the sale of our Hillview facility.
     On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of Sipex’s Hillview facility, to Mission West Properties L.P. for a price of $13.4 million in cash. Simultaneously, we entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties L.P. The lease term is 60 months with average lease payments of approximately $1.4 million per year.
     As earlier mentioned, we used the proceeds from the sale of our Hillview facility to pay off and terminate the $7.0 million private loan entered into on January 19, 2006, with an affiliate of Future. The remaining balance of $5.6 million (net of sales related expenses) will be used in operating activities. In addition, we have provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under our $5.0 million line of credit with Silicon Valley Bank. The security deposit is held as security for our faithful performance of the terms, covenants, and conditions prescribed under the lease agreement.
     On May 16, 2006, we placed $30.0 million of 5.5% Convertible Senior Notes due 2026 in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15,000,000 aggregate principal amount being sold in this offering. The remainder of the 2006 Notes was purchased by other accredited investors. We intend to use the net proceeds from the private placement for general corporate purposes. The 2006 Notes bear interest of 5.5% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2006, and mature on May 18, 2026. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the 2006 Notes would convert into approximately 11,194,030 shares of our common stock. At any time following the effectiveness of a registration statement related to the resale of the common stock issuable upon the conversion of the 2006 Notes, we may, subject to certain conditions, elect to automatically convert the 2006 Notes into common stock if the average price of our common stock exceeds 150% of the conversion price for at least 20 trading days during any consecutive 30 trading-day period, ending within 5 days of the notice of automatic conversion. We have the right to redeem the 2006 Notes at par plus accrued interest at anytime after May 15, 2009 and the purchasers have the right to require us to repurchase the 2006 Notes at par plus accrued interest on May 15 in 2011, 2016 and 2021.
     We also issued to the purchasers of the 2006 Notes, warrants to purchase an aggregate of 1,679,104 shares of our common stock at a rate of 55.97 warrants per $1,000 of principal amount of 2006 Notes purchased. The warrants are exercisable at $3.216 per share and expire in 2011. We have also agreed to file, by August 15, 2006, a registration statement with the SEC covering the resale of the 2006 Notes, the warrants and the common stock issuable upon conversion of the 2006 Notes and exercise of the warrants.

     The 2006 notes provide that since we were not current in our SEC filings by August 15, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 15, 2006 through the date that our filings become current. In addition, if our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning December 31, 2006 through the date that our common stock becomes listed for trading on one of the national exchanges. Likewise, the Registration Rights Agreement entered into in connection with the 2006 Notes provides that since we have not filed a registration statement for the shares of our common stock issuable upon conversion of the 2006 Notes or exercise of the warrants issued in connection with the 2006 Notes, we will pay additional payments to the noteholders equal to a per annum rate of 0.8% times the principal amount of the Notes for the period beginning on August 15, 2006 through the date that the registration statement is filed; provided, however, that we may face increased payments if the filing of the registration statement is delayed by over 60 days, or if the registration statement is not declared effective by December 31, 2006.
     A more detailed description of the terms of the above $30.0 million obligation is presented in Note 16 to our consolidated financial statements included in this 10-K filing and in our Form 8-K filing with the SEC on May 22, 2006.
     We believe that our existing cash and cash equivalents are adequate to fund operations, capital expenditures and research and development efforts for the next twelve months. However, in the event that we need to arrange additional funds for operations, there is no guarantee that financing will be available or that it will be on terms that we will accept. In the long-term, we believe that the results of our recent years’ restructuring activities, transition to a fabless model, cost control actions and revised product line focus will eventually result in a return to positive cash flow from operations at which time we anticipate that additional equity or debt financing would become available for financing working capital requirements and capital expenditure plans. However, there is no guarantee that we will return to positive cash flow from operations or that financing, if required, will be available or that it will be on terms that we will accept.
Contractual Obligations
     Our contractual obligations as of January 1, 2005 were as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Restructuring liability (1)	$2,065	$596	$1,410	$59	$—
Operating leases (2)	2,119	698	831	576	14
Purchase commitment- PolarFab	3,654	3,654	—	—	—
Purchase commitment- Cadence Design	2,100	700	1,400	—	—
Other (3)	696	596	100	—	—

Total contractual obligations	$10,634	$6,244	$3,741	$635	$14

(1)	Represents estimated lease payments with related costs for the unused portion of our Billerica, MA facility.

(2)	Excludes the lease payments related to restructuring facility at Billerica, MA that are included in (1) above.

(3)	Includes licensing and testing services with various vendors.
     Effect of Recent Accounting Pronouncements
     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In December 2003 the FASB issued FIN 46R which defers the implementation date for us to the first quarter of 2004. As we do not have an interest in a variable interest entity, the adoption did not have a material impact on our financial position, results of operations or cash flows.
     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 was effective for contracts entered into or modified after June 30, 2003. Our adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.
     In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on our consolidated financial statements.
     In October 2004, the FASB approved EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” which addresses an issue in the application of paragraph 19 of SFAS No. 131, Disclosures about Segments of an Enterprise and related information. EITF 04-10 is effective for fiscal years ending after September 15, 2005. The adoption of this issue did not have a material impact to the disclosures relating to our consolidated financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning after January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for us is January 1, 2006. Due to the anticipated increase in stock compensation expense, we expect the adoption to have a significant impact on our consolidated operating results.
     In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in our tax return, rather than by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP did not have a material impact on our consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (2) the transactions lack commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the standard did not have a material effect on our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1),” which replaces the measurement and recognition guidance set forth in the Emerging Issues Task Force (EITF) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on investment impairment. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. We adopted the provisions of FSP 115-1 beginning on January 1, 2006, and the adoption did not have a material impact on our financial condition or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for us beginning in the first quarter of 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are assessing the impact of the statement.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by us in the first quarter of fiscal year 2007. We are assessing the impact of the adoption of FIN 48.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     We invest excess cash in financial investments that are sensitive to market risks as part of our investment strategy. None of these market-sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. As required by our investment policy, available funds are invested in a manner that assures maximum safety of principal and meets liquidity needs and, secondarily, maximizes yield within such constraints.
Interest Rate Risk
     Our financial investments consist primarily of high quality commercial paper and money market funds. We believe we have no material exposure to interest rate risk.
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and interest expense we are charged on borrowings We do not use derivative financial instruments or engage in hedging activities in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities.

     We had short-term investments of $249,000 and $3.0 million as of January 1, 2005 and December 31, 2003, respectively. Our short-term investments consisted of highly liquid investments with original maturities at the date of purchase of between 91 to 94 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10% from levels at January 1, 2005, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.
     We had two outstanding convertible notes for $21.3 million, at December 31, 2003. These instruments had a fixed interest rate of 1.5% and 5.75% per annum. These two convertible notes were subsequently converted into our common stock in February 2004. On January 19, 2006, we completed a $7.0 million private loan financing transaction in which we issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future. The convertible interest note also provided for a fixed interest rate. On March 9, 2006, the $7.0 million note was paid off and terminated through funding from the sale proceeds of our Hillview facility in Milpitas, California. Because the interest rates of these instruments were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials. Interest rate increases, however, will increase interest expense associated with future borrowings by us, if any. We do not hedge against interest rate fluctuations.
     In 2005 we entered into a Loan and Security Agreement as amended, with Silicon Valley Bank which provides us with a line of credit up to $5,000,000 and charges interest at the prime rate. However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses.
     On May 16, 2006, we placed $30.0 million of 5.5% Convertible Senior Notes due 2026. The 2006 Notes provide for a fixed interest rate although the rate may be increased if we do not meet certain conditions. A more detailed description of the terms of our 2006 Notes is provided in Note 16 to our consolidated financial statements included in this 10-K filing, and in our Form 8-K filed with the SEC on May 22, 2006. Because the interest rates of the 2006 Notes were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
     As discussed above, since we were not current in our SEC filings by August 15, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 15, 2006 through the date that our filings become current. In addition, if our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning December 31, 2006 through the date that our common stock becomes listed for trading on one of the national exchanges.
Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro and the Japanese yen. We have no plans to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows in fiscal 2004, 2003 and 2002.

Item 8. Financial Statements and Supplementary Data:
     Sipex’s consolidated financial statements and related Reports of Independent Registered Public Accounting Firms are presented in the following pages.

Page
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	41
Report of KPMG LLP, Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of January 1, 2005 and December 31, 2003 (restated)	43
Consolidated Statements of Operations for the years ended January 1, 2005, December 31, 2003 (restated) and 2002	44
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended January 1, 2005, December 31, 2003 (restated) and 2002	45
Consolidated Statements of Cash Flows for the years ended January 1, 2005, December 31, 2003 (restated) and 2002	46
Notes to consolidated financial statements	47
     Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated financial statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sipex Corporation:
     We have audited the accompanying consolidated balance sheets of Sipex Corporation and subsidiaries (the “Company”) as of January 1, 2005 and December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sipex Corporation and subsidiaries at January 1, 2005 and December 31, 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 2, the accompanying 2003 consolidated financial statements have been restated.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sipex Corporation:
We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Sipex Corporation (the “Company”) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sipex Corporation for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Boston, Massachusetts
February 18, 2003

SIPEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	January 1, 2005	December 31, 2003
		(Restated)
		(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$15,523	$18,338
Restricted cash	613	—
Short-term investment securities	249	2,994
Accounts receivable, less allowances of $1,143 and $331, respectively	7,597	8,248
Accounts receivable, related party, less allowance of $271 and $12, respectively	2,311	2,120
Inventories	13,141	16,404
Prepaid expenses and other current assets	1,604	1,498

Total current assets	41,038	49,602
Property, plant, and equipment, net	45,318	51,283
Restricted cash - noncurrent	1,225	—
Other assets	485	411

Total assets	$88,066	$101,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,863	$11,352
Accrued expenses	5,855	4,496
Accrued restructuring costs	566	498
Deferred income, related party	5,874	4,805
Deferred income, other	3,534	3,983

Total current liabilities	26,692	25,134
Long-term accrued restructuring costs	1,281	572
Long-term debt, related party	—	21,323
Long-term deferred rent	13	34

Total liabilities	27,986	47,063

Commitment and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 35,394 and 28,426 shares issued and outstanding at January 1, 2005 and December 31, 2003, respectively	354	284
Additional paid-in capital	223,479	194,942
Accumulated deficit	(163,734)	(140,986)
Accumulated other comprehensive loss	(19)	(7)

Total stockholders’ equity	60,080	54,233

Total liabilities and stockholders’ equity	$88,066	$101,296

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Years Ended
	January 1, 2005	December 31, 2003	December 31, 2002
	(Restated)
	(See Note 2)
Net sales	$46,219	$28,760	$66,260
Net sales, related party (net of $14,131 reduction in 2003 for debt conversion rights — see Note 3)	29,234	7,775	—

Total net sales	75,453	36,535	66,260

Cost of sales	41,250	26,426	74,748
Cost of sales, related party	22,407	19,177	—

	63,657	45,603	74,748

Gross profit (loss)	11,796	(9,068)	(8,488)

Operating expenses:
Research and development	14,710	13,252	12,944
Marketing and selling	8,570	7,408	8,104
General and administrative	9,784	8,054	8,091
Restructuring	1,798	713	2,126
Impairment of fixed assets	—	—	4,718
Impairment of goodwill	—	—	2,984

Total operating expenses	34,862	29,427	38,967

Loss from operations	(23,066)	(38,495)	(47,455)
Other income (expense):
Interest income	176	122	—
Interest expense	(194)	(1,135)	(260)
Other, net	203	19	173

Total other income (expense), net	185	(994)	(87)

Loss before income tax expense (benefit)	(22,881)	(39,489)	(47,542)
Income tax expense (benefit)	(133)	318	31,734

Net loss	$(22,748)	$(39,807)	$(79,276)

Net loss per common share — basic and diluted	$(0.69)	$(1.41)	$(2.92)
Weighted average common shares outstanding — basic and diluted	32,936	28,137	27,191
See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Total
		$0.01 Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Number of Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2001	24,844	$248	$149,447	$(21,903)	$30	$127,822
Net loss	—	—	—	(79,276)	—	(79,276)
Foreign currency translation adjustments	—	—	—	—	(100)	(100)

Comprehensive loss						(79,376)
Issuance of common stock under stock option plans	88	1	500	—	—	501
Issuance of common stock under stock purchase plan	99	1	396	—	—	397
Private placement issuance of common stock
(net of issuance costs of $2.0 million)	3,000	30	23,492	—	—	23,522
Warrant issuance	—	—	1,621	—	—	1,621
Compensation from acceleration of stock option vesting	—	—	33	—	—	33

Balances at December 31, 2002	28,031	280	175,489	(101,179)	(70)	74,520
Net loss (Restated, see Note 2)	—	—	—	(39,807)	—	(39,807)
Foreign currency translation adjustments					63	63

Comprehensive loss (Restated, see Note 2)						(39,744)
Issuance of common stock under stock option plans	272	3	1,289	—	—	1,292
Issuance of common stock under stock purchase plan	123	1	359	—	—	360
Fair value of debt conversion rights	—	—	17,542	—	—	17,542
Compensation from acceleration of stock option vesting	—	—	61	—	—	61
Consulting services provided by related party (see Note 3) (Restated, see Note 2)	—	—	202	—	—	202

Balances at December 31, 2003 (Restated, see Note 2)	28,426	284	194,942	(140,986)	(7)	54,233
Net loss	—	—	—	(22,748)		(22,748)
Foreign currency translation adjustments					(12)	(12)

Comprehensive loss						(22,760)
Issuance of common stock under stock option plans	1,377	14	4,230	—	—	4,244
Issuance of common stock under stock purchase plan	91	1	425	—	—	426
Issuance of common stock on conversion of notes payable, net of discount and issuance costs	4,600	46	21,089	—	—	21,135
Issuance of common stock on exercise of warrants	900	9	2,642	—	—	2,651
Compensation from acceleration of stock option vesting	—	—	44	—	—	44
Other compensation for employee stock options	—	—	7	—	—	7
Consulting services provided by related party (see Note 3)	—	—	100	—	—	100

Balances at January 1, 2005	35,394	$354	$223,479	$(163,734)	$(19)	$60,080

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	January 1, 2005	December 31, 2003	December 31, 2002
	(Restated) (See Note 2)
Operating activities:
Net loss	$(22,748)	$(39,807)	$(79,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of debt conversion rights	—	14,131	—
Decrease in deferred income taxes	—	—	31,851
Stock compensation expense	51	61	33
Depreciation and amortization	6,559	7,587	7,675
Impairment of goodwill	—	—	2,984
Provision for inventories	8,628	2,948	5,395
Provision for restructuring charges	1,798	713	2,126
Forgiveness of interest on notes payable	—	411	—
(Gain) loss on disposal of fixed assets	—	1,144	(123)
Impairment of fixed assets	—	—	4,718
Amortization of discount and issuance costs on notes payable	57	360	76
Provision for uncollectible receivables and sales returns and allowances	1,323	157	2,084
Consulting services provided by related party	100	202	—
Changes in assets and liabilities:
Accounts receivable	(863)	(3,247)	1,604
Inventories	(5,365)	(4,959)	5,507
Prepaid expenses and other current assets	115	1,948	(1,575)
Other assets	(278)	(44)	(89)
Accounts payable	391	2,256	2,114
Accrued expenses	1,374	1,063	642
Accrued restructuring costs	(608)	(535)	(1,371)
Deferred income	620	7,405	391
Long-term deferred rent	(21)	34	—

Net cash used in operating activities	(8,867)	(8,172)	(15,234)

Investing activities:
Proceeds from maturity of short-term investment securities	9,000	19,000	5,000
Purchase of short-term investment securities	(6,255)	(12,014)	(14,980)
Purchase of property, plant, and equipment	(1,921)	(2,024)	(4,108)
Proceeds from sale of machinery and equipment	20	—	2,013
Restricted cash — increase	(1,838)	—	—

Net cash provided by (used in) investing activities	(994)	4,962	(12,075)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	4,449	1,652	898
Net proceeds from issuance of common stock through private placement	—	—	23,522
Net proceeds from issuance of note payable and related warrants	—	10,344	12,000
Proceeds from exercise of warrants	2,651	—	—
Legal fees for conversion of convertible debt to common stock	(42)	—	—
Proceeds from related party for acceleration of conversion rights	—	3,000	—
Payments of line of credit	—	—	(7,396)

Net cash provided by financing activities	7,058	14,996	29,024

Effect of foreign currency exchange rate changes on cash and cash equivalents	(12)	63	(100)

Increase (decrease) in cash and cash equivalents	(2,815)	11,849	1,615
Cash and cash equivalents at beginning of period	18,338	6,489	4,874

Cash and cash equivalents at end of period	$15,523	$18,338	$6,489

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$13	$143	$(205)

Interest	$5	$522	$81

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$113	$993	$—

Conversion of convertible debt to common stock	$21,177	$—	$—

Receivable from exercise of stock options	$221	$—	$—

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
     Sipex Corporation (“Sipex” or the “Company”) is a semiconductor company that designs, manufactures and markets high performance, value-added analog Integrated Circuits “ICs” that are used primarily by original equipment manufacturers (“OEMs”) operating in the computing, communications and networking infrastructure markets.
     While advances in digital technology have fueled the demand for digital ICs, they have also created a rapidly growing demand for more precise, faster and more power efficient analog ICs. Sipex possesses a broad portfolio of analog ICs, organized into three product families: power management, interface and optical storage. Sipex’s products are sold either directly to customers or through a global network of manufacturers’ representatives and distributors.
     The Company’s wafer fabrication facility in Milpitas, California along with a number of third-party contractors fabricate, package and test its ICs. In an effort to achieve significant cost savings, in the third quarter of 2005 Sipex decided to close down the Milpitas wafer fabrication facility and transfer the IC manufacturing processes from there to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd. (“Silan”), in Hangzhou, China and a wafer fabrication facility operated by Episil Technologies, Inc. in Taiwan. Definitive agreements regarding this transfer were entered into in February 2006, and the transition is expected to be completed by the end of September 2006.
Note 2. Restatement
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2003, management determined that such consolidated financial statements should be restated to correct errors primarily related to revenue recognition. As a result, the Company has restated its consolidated financial statements for the year ended December 31, 2003 for the reasons noted below.
     Previously, the Company’s revenue recognition policy was to record revenue upon shipment to its distributors (the “ship-to method”) other than Future Electronics Inc. (“Future”). Subsequent to the issuance of the Company’s October 2, 2004 quarterly financial statements, the Company’s management became aware of certain sales return provisions that had been provided to distributors for arrangements entered into after January 1, 2003. The Audit Committee was informed by certain members of the management that these provisions were granted and an investigation was performed. Upon conclusion of the investigation, Company management determined that the sales returns provisions granted impacted their ability to reasonably estimate the sales returns reserve. As the Company could not estimate the sales returns reserve, the Company concluded that revenue for these transactions could not be recognized upon shipment to the distributors, and should have been deferred until the resale of the products to the end customers (the “sell-through method”). The impact on the financial statements for correcting these errors primarily resulted in deferring revenue that was previously recognized until later periods and in certain cases permanent reductions in revenue.
     In addition, the Company identified and corrected various other errors related to the following revenue items: sales cut-off errors, reversal of revenue when collectibility was not reasonably assured, reversal of revenue related to an undocumented sale, and deferral of engineering service contract revenue. The Company also identified and corrected various other errors related to the following items: errors in the recording of manufacturing personnel costs, improperly capitalized fixed assets, errors in the calculation of depreciation, reclassification of foreign exchange gains to general and administrative expenses, improper presentation of accrued fixed asset additions, and certain other items.
     During the investigation and restatement process, the Company identified certain errors related to 2002 and prior periods. The cumulative effect of prior period errors as of December 31, 2002 was approximately $1.1 million. The Company has concluded that the effect was not material to any prior period and had the amounts been recorded correctly in the prior periods, there would have been no significant effect on net loss or total stockholders’ equity. To correct these items, the Company has recorded the cumulative $1.1 million in the consolidated statement of operations for the quarter ended March 29, 2003.

     The following table presents the significant effects of the restatement adjustments on the accompanying consolidated financial statements for the year ended December 31, 2003 (in thousands, except per share data):

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Operations
Net sales	$41,625	$28,760	$(12,865)
Net sales, related party	7,787	7,775	(12)

Total net sales	49,412	36,535	(12,877)

Cost of sales	36,847	26,426	(10,421)
Cost of sales, related party	16,957	19,177	2,220

Total cost of sales	53,804	45,603	(8,201)

Gross loss	(4,392)	(9,068)	(4,676)
Research and development	13,054	13,252	198
Marketing and selling	7,430	7,408	(22)
General and administrative	7,946	8,054	108
Restructuring	737	713	(24)

Total operating expenses	29,167	29,427	260

Loss from operations	(33,559)	(38,495)	(4,936)
Total other expense, net	(746)	(994)	(248)
Income tax expense	318	318	—

Net loss	$(34,623)	$(39,807)	$(5,184)

Net loss per common share — basic and diluted	$(1.23)	$(1.41)	$(0.18)

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Balance Sheet
Cash and cash equivalents	$18,185	$18,338	$153
Accounts receivable, net	8,793	8,248	(545)
Accounts receivable, related party, net	2,054	2,120	66
Inventories	15,956	16,404	448
Prepaid expenses and other current assets	1,434	1,498	64
Total current assets	49,416	49,602	186
Property, plant and equipment, net	51,778	51,283	(495)
Other assets	410	411	1
Total assets	101,604	101,296	(308)
Accounts payable	11,340	11,352	12
Accrued expenses	4,087	4,496	409
Accrued restructuring costs	422	498	76
Deferred income, related party	4,636	4,805	169
Deferred income, other	—	3,983	3,983
Total current liabilities	20,485	25,134	4,649
Long-term restructuring costs	535	572	37
Long-term deferred rent	—	34	34
Total liabilities	42,343	47,063	4,720
Additional paid-in capital	194,786	194,942	156
Accumulated deficit	(135,802)	(140,986)	(5,184)
Total stockholders equity	59,261	54,233	(5,028)
Total liabilities and stockholders’ equity	101,604	101,296	(308)

	As Previously
	Reported	Restated	Net Adjustment
Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	(7,332)	(8,172)	(840)
Net cash provided by investing activities	3,969	4,962	993
Increase in cash and cash equivalents	11,696	11,849	153
     The revenue restatement adjustments primarily resulted in revenue being deferred and recognized in subsequent periods, including certain adjustments which resulted in permanent reductions in revenue. The revenue restatement adjustments had a corresponding impact to cost of sales and relate principally to the same major reasons for which revenue was adjusted. The reasons for the revenue and cost of sales adjustments and the impact on gross loss include the following:

			Net sales	Cost of sales	Gross loss
Reasons for Adjustments
Impact from change to sell-through accounting	(a	)	$(11,688)	$(8,049)	$(3,639)
Sales cut-off corrections at German subsidiary	(b	)	(497)	(394)	(103)
Correction for timing of sales recognition when collectibility not assured	(c	)	(365)	(299)	(66)
Reversal of an undocumented sale	(d	)	(172)	—	(172)
Corrections to properly record manufacturing personnel costs	(e	)	—	236	(236)
Reclassifications to properly reflect manufacturing related depreciation	(f	)	—	267	(267)
Deferral of engineering service contract revenue	(g	)	(112)	—	(112)
Other adjustments			(43)	38	(81)

Total adjustments			$(12,877)	$(8,201)	$(4,676)

(a)	Sales from distributors were deferred and recognized in subsequent periods due to converting from the ship-to basis to the sell-through basis of accounting for revenue (See Note 3 – “Revenue Recognition”). This change resulted in a decrease in net sales of $11.7 million and a decrease of $8.0 million in cost of sales from that which was previously reported for sales and cost of sales through the distribution channel. The net change includes an initial impact of $12.6 million for the reversal of sales and $10.8 million for the related cost of sales recognized prior to January 1, 2003.

(b)	Represents a $497,000 reduction in net sales to correct sales cut-off errors of the Company’s German subsidiary with a corresponding reduction in cost of sales of $394,000.

(c)	Represents a $365,000 reduction in net sales related to a customer when collectibility of revenue was not reasonably assured at the time of shipment. Revenue related to these shipments was subsequently recognized as cash payments were received and $266,000 of revenue value related to these shipments has not been collected or recognized as revenue.

(d)	Represents a $172,000 permanent reduction in net sales for a sales transaction with unlimited return rights which was erroneously recognized at the time of shipment. There was no impact on cost of sales as the cost of the product shipped was previously written down to zero.

(e)	Represents a $236,000 increase in cost of sales related to recognition of manufacturing personnel costs not previously accrued.

(f)	Represents a $267,000 increase in cost of sales related to depreciation expense previously incorrectly classified as research and development expense.

(g)	Represents a $112,000 reduction in net sales for deferral of revenues associated with engineering service contracts previously recognized as revenue prior to delivery of known functional development samples.
Note 3. Summary of Significant Accounting Policies
     Basis of Presentation
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to changes include those related to revenues, sales returns and allowances, deferred income, inventory valuation, restructuring reserves, asset impairments and income taxes.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sipex GmbH and Sipex Nippon. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Effective January 1, 2004, the Company’s fiscal year was changed from a calendar year end to a 52 or 53-week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the first quarter of fiscal year 2004 covered 94 days from January 1, 2004 to April 3, 2004, the second quarter covered 91 days from April 4, 2004 to July 3, 2004, the third quarter covered 91 days from July 4, 2004 to October 2, 2004, and the fourth quarter covered 91 days from October 2, 2004 to January 1, 2005. Hereinafter, the years ended January 1, 2005, December 31, 2003, and December 31, 2002 are also referred to as “2004,” “2003,” and “2002.”
     Revenue Recognition
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.
     Through the year ended December 31, 2002, the Company recognized revenue from distributors other than Future upon title transfer and shipment because these customers had no price protection and had limited return rights. Distributors were permitted to return products limited to a percentage of their purchases over a specified period of time. The Company was able to estimate and establish appropriate reserves for future returns from these distributors, and historically the Company received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed. Starting in the first fiscal quarter of 2003, the Company began entering into arrangements that were not within the original contractual distributor agreements in that the Company allowed return rights and other concessions beyond the levels provided in the distributor agreements. Due to this change in customer arrangements, Company management concluded it is unable to reasonably estimate sales returns for arrangements with its distributors. This change was accounted for as a change in estimate effective January 1, 2003, and resulted in sales and related cost of sales on shipments to distributors being deferred until the resale to the end customer. The effect of this change includes a reduction in net sales and gross margin of $12.6 million and $1.8 million, respectively, recorded in the first quarter of 2003 for the reversal of sales and related costs recognized prior to January 1, 2003.
     Sales to Future are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. This credit will be reduced to 5% applicable to all purchases made by Future from Sipex starting April 1, 2006. Additionally, the Company is providing Future with a 2% scrap allowance also effective April 1, 2006. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue recognition and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.
     Under sell-through revenue accounting, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point the Company has a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred by recording “deferred income” (gross profit margin on these sales) as shown on the face of the consolidated balance sheet. When the related product is sold by the Company’s distributors to their end customers, Sipex recognizes previously deferred income as sales and cost of sales.
     For non-distributor customers, the Company recognizes revenue when title to the product is transferred to the customers, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided for at the time product sales are recognized. An allowance for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating an allowance.
     From time to time, Sipex develops custom products for various customers under engineering service contracts culminating in delivery of known functional development samples. The Company recognizes revenue under these agreements upon delivery of known functional development samples as delivery of such represents the culmination of utility of the contract to the customer and agreed to milestones. Sipex recognizes the costs as incurred associated with these contracts and presents such costs as research and development expenses due to the uncertain nature of the development efforts until delivery of the known functional development samples. Certain of these engineering service contracts include payments in advance of delivery of known functional development samples. These payments are recorded in deferred income, other, until the time of delivery of the functional samples.

     Sales Returns and Allowances-Distributors other than Future
     To estimate reserves for future sales returns and allowances through December 31, 2002, the Company regularly reviewed its history of actual returns for each major product line. The Company also communicated regularly with its distributors to gather information about market pricing and sell-through activity, end user satisfaction and to determine the volume of inventory in the distribution channel. The Company used the results of these analyses to estimate the reserves for sales returns and allowances. The Company adjusts its reserves for future returns as necessary, based on returns experience, returns expectations and its communications with its distributors.
     Research and Development
     Research and development costs are expensed as incurred.
     Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net losses in 2004, 2003 and 2002, the weighted average number of common and common equivalent shares outstanding equals the weighted average number of common and common equivalent shares.
     A reconciliation of basic weighted average common shares with diluted weighted average shares is as follows (in thousands):

	2004	2003	2002
Weighted average common shares outstanding — basic	32,936	28,137	27,191
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares outstanding — diluted	32,936	28,137	27,191

Antidilutive potential common shares excluded from the weighted average common shares outstanding for net loss per share calculation are as follows (in thousands, except per-share information):

	January 1, 2005	December 31, 2003	December 31, 2002
Option shares outstanding	5,452	6,570	6,458
Weighted average exercise price of option shares outstanding	$5.98	$5.51	$7.33
Convertible note of $12.0 million issued on September 27, 2002 (conversion price at $7.50)	—	1,600	1,600
Convertible note of $10.6 million issued on June 20, 2003 (conversion price at $3.52)		3,000	—
Warrants issued on September 27, 2002 (exercise price at $2.9458)	—	900	900
     Concentration of Credit Risk
     Financial instruments that potentially subject Sipex to concentrations of credit risk consist primarily of cash equivalents, short-term investments (see below) and accounts receivable. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less on the date of purchase. With respect to accounts receivable, Sipex performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. In addition, management reviews other inherent risks in the portfolio based on current market conditions, the economic environment and the Company’s concentration of credit risk.

     Concentration of Other Risks
     The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, the Company utilizes third-party wafer fabricators as sole-source suppliers, primarily Polar, Episil and Silan. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.
     Fair Values of Financial Assets and Financial Liabilities
     The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The fair value of the long-term related party debt (See Related Parties below) estimated based on the fair value of the 4.6 million shares of common stock issuable upon conversion of the debt is approximately $35.5 million at December 31, 2003. During February 2004, the affiliates of Future exercised their rights to convert the debt into 4.6 million common shares of Sipex. This related party debt was extinguished and recorded as equity in the first quarter of 2004.
     Short-term Investments
     Short-term investments, which primarily consist of highly rated commercial paper with original maturities greater than 90 days, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its short-term investments as “held to maturity” which represent investments that the Company intends to hold to maturity and are recorded at amortized cost.
     Inventories
     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.
     Valuation of Inventories
     Sipex writes down the value of its inventories for estimated excess quantities, obsolescence, and/or marketability deficiencies. In addition, the Company writes down inventory costs to the lower of cost or market which becomes the new cost basis. Excess and obsolete inventories are determined by comparing current inventory quantities to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. In estimating anticipated market pricing, the Company also considers current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions become less favorable than those anticipated by management, additional write-downs of inventories may be required in the future. In 2002, Sipex recorded a $5.4 million write-down for excess and obsolete inventories, which included a $1.5 million charge relating to product lines sold or discontinued as part of the Company’s third quarter restructuring plan and a $700,000 charge for physical inventory adjustments. During 2003, inventories with an original cost of $775,000, which had been previously written down to zero, were sold. Additionally, in 2003 the Company recorded $2.9 million for write-down of inventories of excess and obsolete inventories. During 2004, inventories with an original cost of $884,000, which had been previously written down to zero, were sold, the Company recorded an $8.6 million write-down related to excess and obsolete inventories.
     Related Parties
     Future is a related party as its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of January 1, 2005. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 39%, 21% and 24% of its total net sales for the years ended January 1, 2005, December 31, 2003 and December 31, 2002, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.

     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions totaling $100,000 and $202,000 for the years ended January 1, 2005 and December 31, 2003, respectively. There was none for the year ended December 31, 2002.
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
     On June 20, 2003, Sipex sold a convertible secured note (the “Second Note”) to an affiliate of Future of $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. Accordingly, in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Non-employee for Goods or Services or a Combination of Goods or Services and Cash,” the Company was required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property. In connection with the issuance of the Second Note, the Company entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of Sipex’s stock on a fully diluted basis. Also, Sipex entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of the Company’s common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all other stockholders of Sipex.
     During the fourth quarter of 2003, Sipex entered into an agreement with the affiliates of Future to convert the First Note and Second Note into common stock subject to obtaining regulatory approval. In connection with the agreement the Company accelerated the conversion rights of the Second Note and received $3.0 million and forgiveness of interest on both notes of $411,000. As a consequence, non-cash charges of $14.1 million have been recognized as a reduction to sales in 2003 representing the fair value of the conversion rights earned by Future as well as the net cost from terminating the sales incentive feature of the Second Note (thereby vesting the conversion rights). As of December 31, 2003, affiliates of Future held approximately 8.1 million shares of Sipex’s common shares or approximately 29%. Upon the regulatory approval in February 2004, the affiliates of Future exercised their conversion rights to exchange both the First Note and the Second Note for 4.6 million of common shares of Sipex, bringing their ownership to approximately 39%. As a result of the conversion, all the related collateral and sales incentives had been waived.
     During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into Sipex common stock for an additional 4.6 million shares, bringing their ownership up to 12.7 million shares, or approximately 39% of Sipex’s outstanding capital stock. On August 5, 2004, the affiliates of Future exercised a warrant to purchase 900,000 shares of Sipex common stock at $2.9458 per share. The warrant was issued to the affiliates of Future in conjunction with the $12 million convertible note issued in 2002, which was converted into Sipex common stock in February 2004. In connection with the warrant exercise, Sipex agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of the Company’s issued and outstanding voting capital stock and (ii) 42.5% of the Company’s issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of the Company’s voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). On August 9, 2004, the affiliates purchased 2.5 million shares of Sipex common stock in the open market. As of January 1, 2005 the affiliates of Future held 16.3 million shares, or 46% of the Company’s outstanding capital stock.
     As discussed in Note 16, on January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex common stock. The loan was repaid in March 2006.
     Also as discussed in Note 16, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes (the “2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act. Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. A more detailed description of the terms of these 2006 Notes is described in Note 16 relating to subsequent events.
     For the years ended January 1, 2005 and December 31, 2003, Sipex recorded interest expense related to the debt with Future totaling $58,000 and $1.0 million, respectively.
     Employee Advances
     Included in other current assets is approximately $5,000 and $25,000 due from employees at January 1, 2005 and December 31, 2003, respectively, which consist mainly of amounts due to Sipex related to hiring and relocation costs. These amounts are normally forgiven over employee’s service periods as agreed upon between each employee and Sipex.
     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over the respective useful lives as follows:

Useful Lives
Building and improvements	30 years (see Note 5)
Machinery and equipment	3-10 years (see Note 3)
Furniture, fixtures and office equipment	3-7 years
Leasehold improvements	Lesser of 10 years or lease term
     Restricted Cash
     As of January 1, 2005, restricted cash consisted of $1.8 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement. The agreement expires on January 1, 2008.
     Goodwill
     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002, thereby discontinuing annual goodwill amortization of approximately $376,000. Upon adoption of SFAS No. 142, the Company performed a goodwill impairment test and concluded that there was no indication of impairment and recorded no impairment charges as of January 1, 2002. In the second quarter of 2002, the Company experienced a significant reduction in the fair value of its common stock. The fair value decrease was primarily related to the financial impact to Sipex of the global slowdown in the semiconductor industry. As a result, the Company performed a goodwill impairment test in accordance with SFAS No. 142. The results of this impairment test indicated that the full amount of the Company’s goodwill of $3.0 million was not recoverable and was written off during the fiscal quarter ended June 29, 2002.
     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     Sipex reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell (See Note 4).

     Foreign Currency Translation
     Prior to the third quarter of 2004, the functional currencies of the Company’s foreign subsidiaries are the local currencies. Effective beginning the third quarter of 2004, based on the Company’s reassessment of economic facts and circumstances of its foreign subsidiaries, the functional currencies of the Company’s foreign subsidiaries were changed to the U.S. dollar. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in operating expenses in the consolidated statements of operations.
     Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
     Stock-Based Compensation
     As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Sipex accounts for its employee stock option plans and employee stock purchase plan, using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is then recognized over the vesting period of the options and included in the consolidated statement of operations.
     The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for all fiscal years presented, if Sipex accounted for its employee stock option plans under the fair value recognition provisions of SFAS No. 123 (in thousands, except per-share data).

	2004	2003	2002
Net loss as reported	$(22,748)	$(39,807)	$(79,276)
Add employee stock-based compensation expense from accelerated stock option vesting and other employee stock compensation included in reported net loss	51	61	33
Less employee stock-based compensation determined under fair value method	(7,969)	(6,371)	(10,985)

Pro forma net loss	$(30,666)	$(46,117)	$(90,228)

Net loss per share
Basic and diluted — as reported	(0.69)	(1.41)	(2.92)
Basic and diluted — pro forma	(0.93)	(1.64)	(3.32)
     For the purpose of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the stock option shares are stated below.

	2004	2003	2002
Expected life of options	4 years	5 years	6 years
Volatility	61%	100%	247%
Risk-free interest rate	3.4%	3.0%	4.0%
Dividend yield	—	—	—

     The weighted-average fair value of options granted during 2004, 2003, and 2002 was $2.88, $3.83 and $3.99, respectively.
     The fair value of each Employee Stock Purchase Plan (ESPP) share issued during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2003	2002
Expected life of options	0.5 year	0.5 year	0.5 year
Volatility:
First purchase period	61%	115%	75%
Second purchase period	60%	75%	180%
Risk-free interest rate	2.0%	1.0%	4%
Dividend yield	—	—	—
     The weighted average fair values of the ESPP shares issued were $1.37 and $1.35 for the first and second purchase periods of 2004, respectively, $1.75 and $5.90 for the first and second purchase periods of 2003, respectively, and $2.72 and $3.62 for the first and second periods of 2002, respectively.
     Effect of Recent Accounting Pronouncements
     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In December 2003 the FASB issued FIN 46R which defers the implementation date for the Company to the year ending January 1, 2005. As the Company does not have an interest in a variable interest entity, it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on June 29, 2003, and the adoption did not have an effect on its consolidated financial position, results of operations or cash flows.
     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or cash flows.
     In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company’s consolidated financial statements.
     In October 2004, the FASB approved EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” which addresses an issue in the application of paragraph 19 of SFAS No. 131, Disclosures about Segments of an Enterprise and related information. EITF 04-10 is effective for fiscal years ending after September 15, 2005. The adoption of this issue did not have a material impact to the disclosures relating to the Company’s consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning after January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on Sipex’s consolidated financial statements.
     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for Sipex is January 1, 2006. Due to the anticipated increase in stock compensation expense, Sipex expects the adoption to have a significant impact on the Company’s consolidated results of operations.
     In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, rather than by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP did not have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (2) the transactions lack commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1),” which replaces the measurement and recognition guidance set forth in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on investment impairment. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than- temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. Sipex adopted the provisions of FSP 115-1 beginning on January 1, 2006, and the adoption did not have a material impact on its consolidated financial condition or results of operations.

     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the Company beginning in the first quarter of 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the statement.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2007. The Company is currently assessing the impact of the adoption of FIN 48.
     Reclassifications
     Certain previously reported amounts for 2002 have been reclassified to conform with the current year presentations including (1) provision for restructuring charges of $2.1 million that was previously net against with accrued restructuring costs in the consolidated statement of cash flows for the year ended December 31, 2002 and (2) net sales derived from products shipped to the United States totaling $11.1 million that was previously reported under Canada for the year ended December 31, 2002 (See Note 14 to the consolidated financial statements regarding Segment/Export Sales and Major Customers).
     Note 4. Restructuring and Impairment of Fixed Assets
     In September 2002, Sipex announced a plan to close the Company’s four-inch wafer fabrication facility in San Jose, California and change to a modified five day per week work schedule from the seven day per week schedule in the six-inch wafer fabrication facility in Milpitas, California. These actions were taken to reduce the Company’s cost structure as a result of a slowdown in the semiconductor industry and to align the structure with the then current business plan, which included the sale and discontinuance of the hybrid product line at the end of the third quarter of 2002 and the discontinuance of the analog display product line which was completed by the end of the first quarter of 2003. These product families accounted for approximately $4.0 million of net sales in the third quarter of 2002. These actions consolidated the Company’s operations and focused the Company on three core businesses consisting of interface, power management and optical storage.

     Below is a summary of the activities related to restructuring and impairment of fixed assets (in thousands):

		Fixed Asset
	Restructuring	Impairment
	Costs	Costs
Accrual balance December 31, 2001	$—	$—
Incurred 2002	2,857	4,718
Charges utilized	(1,371)	(4,718)
Adjustments to accrual	(731)	—

Accrual balance December 31, 2002	755	—
Incurred in 2003	1,043	—
Charges utilized	(535)	—
Deferred rent adjustment	137	—
Adjustments to accrual	(330)	—

Accrual balance, December 31, 2003	1,070	—
Incurred in 2004	1,858	—
Charges utilized	(1,036)	—
Deferred rent adjustment	15	—
Adjustments to accrual	(60)	—

Accrual balance, January 1, 2005	$1,847	$—

     General
     Restructuring activities began in 2002 as the Company transferred its back-end manufacturing operations off shore and completed the move of its headquarters and major operations to Milpitas, California. During 2002, the Company recorded restructuring charges of $2.9 million and $4.7 million of fixed asset impairment charges. Related inventory charges of $1.9 million were recorded as cost of sales. Gross restructuring charges consisted of employee severance costs of $524,000, management reorganization charges of approximately $1.7 million and accrued lease expenses of $661,000 for the Company’s San Jose, California facility. These gross restructuring charges were reduced in the fourth quarter of 2002 for a $661,000 reversal in accrued lease costs for the Company’s San Jose, California facility due to the sale of the 4-inch facility in the first quarter of 2003 which included the assumption of the lease by the third party purchaser and a $70,000 decrease in employee termination costs. The remaining 2002 restructuring charges of $2.1 million were further reduced by $330,000 in 2003. In October 2003, the Company established a restructuring reserve of $1.1 million for the unused portion of its Billerica, Massachusetts facility.
     Fixed asset impairment charges for 2002 consisted of $1.8 million to write-down the value of the machinery and equipment in the San Jose, California facility to its fair value, as a result of the closure of the San Jose fabrication facility in the first quarter of 2003, and $2.9 million of fabrication equipment at the Milpitas, California fabrication facility. The $1.9 million inventory write-down, which was recorded as cost of sales, was established to provide for the discontinued analog display and hybrid product families. In the fourth quarter of 2002, the Company recognized a gain of $384,000 due to the sale of a portion of the inventory that was previously written down.
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
     In the fourth quarter of 2002, Sipex incurred restructuring costs related to the transfer of the Company’s back-end test operations from the Billerica, Massachusetts facility to subcontractors in Malaysia. The restructuring costs consisted of $268,000 of employee severance related costs for the workforce reduction of approximately 60 employees and freight charges of $48,000 related to the $2.0 million sale of the Billerica, Massachusetts test related machinery and equipment with a net book value of $1.7 million. Accrued severance costs as of December 31, 2002 were subsequently reduced by $330,000 which was originated from $1.7 million of management reorganization charges and $524,000 of employee severance costs estimated in 2002. The remaining accrual was paid primarily during the first half of 2003.

     In October of 2003, the Company established a restructuring reserve of $1.0 million for the unused portion of its Billerica, Massachusetts facility. Accrued restructuring costs of future lease payments net of estimated sublease income with associated costs as of December 31, 2003 for this facility included short-term portion of $498,000 and long-term portion of $572,000, respectively.
     During the third quarter of 2004, Sipex entered into a sublease arrangement for a portion of the facility and decided to relocate the remaining personnel to Milpitas, California. This resulted in Sipex incurring $1.9 million of an additional restructuring accrual which reflects the Company’s ongoing plan to move the remaining operations to Milpitas, California and consisted of $1.4 million for future lease payments, $447,000 write-off of leasehold improvements and $32,000 for severance payments to 12 employees.
     During the year ended January 1, 2005, the Company utilized $1.0 million of restructuring reserves, which primarily included $447,000 of write-off of leasehold improvements, and $463,000 of lease costs associated with the unused portion of the Company’s Billerica facility. The Company made additional adjustments to the restructuring for changes to the lease obligation totaling $60,000. For the year ended January 1, 2005, the balance of the restructuring accrual principally consisted of facility lease costs, and is expected to be paid over the next three years. The balance as of the year ended January 1, 2005 is $1.8 million, of which $566,000 is the short-term portion and $1.3 million is the long-term portion.
     Impairment
     Third quarter of 2002 fixed asset impairment charges totaled $4.7 million consisting of $2.9 million of fabrication equipment on the Company’s four-inch and six-inch manufacturing product lines at the Milpitas, California fabrication facility and $1.8 million for the write-down to fair value of the machinery and equipment at the San Jose, California fabrication facility which had been scheduled to be closed by the end of the first quarter of 2003. In the first quarter of 2003, the San Jose, California fabrication machinery and equipment, which had been written down by $1.8 million in 2002, were sold to an unrelated third party. The Company is recording the gain on the sale of the San Jose, California fabrication machinery and equipment upon collection of the cash due to the length of time and related uncertainties affecting their ultimate receipt.
Note 5. Inventories
     Inventories are as follows (in thousands):

	2004	2003
Raw materials	$482	$425
Work-in-process	9,512	8,836
Finished goods	3,147	7,143

	$13,141	$16,404

Note 6. Property, Plant and Equipment
     Property, plant and equipment are as follows (in thousands):

	2004	2003
Land	$5,957	$5,957
Building and improvements	25,641	25,561
Machinery and equipment	35,068	37,057
Furniture, fixtures and office equipment	10,145	10,832
Leasehold improvements	400	1,856

	77,211	81,263
Less accumulated depreciation and amortization	31,893	29,980

	$45,318	$51,283

Note 7. Accrued Expenses
     Accrued expenses are as follows (in thousands):

	2004	2003
Accrued compensation and benefits	$2,177	$1,848
Accrued audit fees	1,643	343
Accrued royalties	711	817
Accrued commissions	318	318
Accrued warranty	228	195
Accrued legal fees	158	219
Other	620	756

	$5,855	$4,496

Note 8. Income Taxes
     In the accompanying statements of operations, “Loss before income tax expense (benefit)” includes the following components for the years ended January 1, 2005, December 31, 2004, and December 31, 2003 (in thousands):

	2004	2003	2002
Domestic	$(23,019)	$(39,583)	$(47,581)
Foreign	138	94	39

Loss before income tax expense (benefit)	$(22,881)	$(39,489)	$(47,542)

     Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

	2004			2003			2002
	Deferred	Current	Total	Deferred	Current	Total	Deferred	Current	Total
Federal	$—	$—	$—	$—	$—	$—	$26,457	$(353)	$26,104
State	—	(14)	(14)	—	16	16	5,394	30	5,424
Foreign	—	(119)	(119)	—	302	302	—	206	206

Income tax expense (benefit)	$—	$(133)	$(133)	$—	$318	$318	$31,851	$(117)	$31,734

The actual tax expense (benefit) differs from the “expected” statutory tax expense as follows (in thousands):

	2004	2003	2002
Tax benefit at statutory rate	$(8,008)	$(13,821)	$(16,639)
State income tax, net of federal income tax expense (benefit)	(14)	16	3,526
Non-deductible expenses	39	4,959	13
Goodwill impairment	—	—	1,045
Foreign taxes on branch income and tax rate differential	(119)	302	12
Tax credits	(491)	(633)	(258)
Losses not benefited/change in valuation allowance	8,461	9,495	44,035

Actual tax expense (benefit)	$(133)	$318	$31,734

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 1, 2005 and December 31, 2003 are as follows (in thousands):

	2004	2003
Current deferred tax assets:
Inventories, primarily writedowns not currently deductible	$4,497	$1,661
Accounts receivable	648	148
Deferred revenue	3,632	3,315
Accrued expenses and reserves not currently deductible	2,170	840

Total current deferred tax assets before valuation allowance	10,947	5,964

Valuation allowance — current	(10,947)	(5,964)

Noncurrent deferred tax assets:
Net operating loss carryforwards	58,015	53,897
Tax credit carryforwards	4,305	3,868

Total noncurrent deferred tax assets before valuation allowance	62,320	57,765

Valuation allowance — noncurrent	(54,824)	(50,244)

Deferred tax liabilities:

Fixed assets, due to differences in depreciation	(7,496)	(7,521)

Net deferred tax assets	$—	$—

     At January 1, 2005, the Company had U.S. net operating loss carryforwards of approximately $159.6 million, which are available to offset future Federal taxable income. These losses expire during the years 2005 through 2024. As of January 1, 2005, a substantial amount of the net operating loss carryforwards are subject to annual limitations as a result of IRC Section 382 ownership changes, which have occurred in prior years.
     At January 1, 2005, the Company had Massachusetts and California net operating loss carryforwards of approximately $136.7 million and $31.8 million, respectively. The Massachusetts net operating loss expires during the years 2005 though 2009, while the California net operating losses expire from 2012 through 2014.
     The valuation allowance increased by $9.6 million, $7.4 million and $48.8 million, during the years ended 2004, 2003 and 2002, respectively. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not that the deferred tax assets at January 1, 2005 will not be realized in the future. At January 1, 2005, approximately $8.1 million of the valuation allowance is attributable to stock compensation expense for tax purposes, that tax benefit of which, when realized, will be credited to stockholders’ equity.
     As of January 1, 2005, the Company also had federal and California research and development credit carryforwards of approximately $2.4 million and $2.2 million, respectively. The federal credits expire from 2010 to 2024 and the California credit may be carried forward indefinitely. The Company also has approximately $2.1 million of California manufacturer’s investment credit carryforwards, which expire from 2007 to 2013 and $0.1 million of Massachusetts investment tax credit carryforwards, which may be carried forward indefinitely.
     United States federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries. These undistributed earnings aggregated approximately $0.4 million at January 1, 2005, and it is the Company’s intention that such undistributed earnings be permanently reinvested offshore. The Company would be subject to additional United States taxes if these earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). Among other provisions, the Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company currently does not intend to repatriate foreign earnings under the Act. It is not anticipated that the other provisions of the Act will have a material impact on the Company’s effective tax rate.
Note 9. Stockholders’ Equity
     On June 20, 2003, Sipex sold the Second Note to an affiliate of Future $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. Accordingly, in accordance with EITF Issue No. 01-1, the Company was required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to SFAS No. 123, and EITF Issue No. 96-18. During the fourth quarter of 2003, Sipex entered into an agreement with the affiliates of Future to convert the First Note and Second Note into common stock, subject to obtaining regulatory approval. The Company recorded $17.5 million to the additional paid-in capital in connection with the fair value of debt conversion rights due to the acceleration of the conversion rights of the Second Note.
     In February 2004, the affiliates of Future exercised the conversion rights to convert the First Note and the Second Note into an aggregate of 4.6 million shares of Sipex’s common stock. A total of $22.6 million of principal portion of long-term debt, net of $1.2 million in unamortized discount and $0.2 million in unamortized issuance cost, was extinguished. On August 5, 2004, the affiliates of Future exercised the outstanding warrant to purchase 900,000 shares of Sipex’s common stock at an exercise price of $2.9458 per share for a total of $2,651,000.
     Sipex currently maintains six stock option plans. They are the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan which had 1.2 million, 300,000, 1.2 million, 1.2 million, 1.0 million and 2.0 million shares reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 2000 Non-qualified Stock Option Plan to 551,942, 82,000 and 671,990, respectively. In addition, as of January 1, 2005, to the six stock option plans, approximately 1,478,000 shares of Sipex stock have been reserved for issuance pursuant to options which have been granted to employees outside of the option plans. These stock options are subject to the similar terms as those under the six stock option plans. As of January 1, 2005, 321,464 stock option shares were available for grant under all plans.
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
     During 2004, 2003 and 2002, Sipex recorded $44,000, $61,000 and $33,000, respectively, in compensation expense due to the accelerated vesting of stock options to former executives at the time of termination.
     In January 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which Sipex is authorized to issue up to 500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Employee Stock Purchase Plan to 400,000 shares. On May 27, 2004, the Company’s stockholders approved an increase of 300,000 shares of common stock reserved for grant under such Plan. Under the terms of the Plan, employees can choose to have up to 10 percent of their annual base earnings withheld each year to purchase Sipex’s common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. As of January 1, 2005, approximately 244,000 shares were available for issuance under the Plan, out of which 200,000 shares are not registered.

     A summary of the status of Sipex’s stock activity for the years ended January 1, 2005 and December 31, 2003 and 2002, is presented below (in thousands, except per-share amounts):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	6,570	$5.51	6,458	$7.35	4,995	$13.64
Granted	1,645	5.65	2,335	5.22	4,273	4.00
Exercised	(1,377)	3.08	(272)	4.72	(88)	(5.69)
Forfeited	(1,386)	6.22	(1,951)	11.37	(2,722)	(13.95)

Outstanding at end of year	5,452	$5.98	6,570	$5.51	6,458	$7.33

Options exercisable at year-end	2,322	$6.44	1,908	$6.83	1,733	$11.87

Weighted average fair value of options granted		$2.88		$3.83		$3.99

     The following table summarizes information about Sipex’s stock options outstanding at January 1, 2005 (in thousands, except number of years and per-share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life	Exercise Price	Shares	Exercise Price
$1.00 - $1.70	628	9.16 years	$1.47	394	$1.42
$2.34 - $2.99	711	8.77 years	$2.85	326	$2.86
$3.03 - $4.39	579	8.08 years	$3.53	354	$3.36
$4.40 - $4.57	596	9.95 years	$4.48	—	$—
$4.58 - $6.00	855	8.49 years	$5.63	299	$5.92
$6.05 - $6.87	558	6.99 years	$6.35	282	$6.28
$7.11 - $8.65	565	8.74 years	$8.08	120	$7.93
$8.68 - $11.13	597	7.43 years	$9.32	256	$9.65
$12.13 - $34.56	361	5.25 years	$17.68	289	$18.07
$35.19 - $35.19	2	3.13 years	$35.19	2	$35.19

	5,452	8.26 years	$5.98	2,322	$6.44

Note 10. Accrued Warranty
     Products are sold with warranties ranging from one to two years depending upon the customers. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. The Company also assesses its pre-existing warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.

     Changes in Sipex’s warranty liability during the years are as follows (in thousands):

	2004	2003
Beginning balance	$195	$69
Warranty claims	(192)	(195)
Accruals for the period	225	321

Ending balance	$228	$195

Note 11. Employee Benefit Plan
     The Company has a defined contribution 401(k) retirement plan, covering substantially all employees. Sipex discontinued its 50% match for contributions made by employees up to 6% of their annual compensation in 2002 and started to contribute again in 2003. During 2004 Sipex discontinued the 50% match again. Sipex can also make a discretionary contribution to the plan. Employee contributions vest immediately and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 2004, 2003 and 2002, employer contributions to the plan were approximately $137,000, $220,000 and $23,000, respectively.
Note 12. Commitments and Contingencies
     Sipex leases facilities under operating leases expiring through 2010. Rent expense was approximately $600,000, $900,000 and $1.0 million for the years ended January 1, 2005 and December 31, 2003 and 2002, respectively.
     Minimum lease payments under operating leases are approximately as follows (in thousands):

Year Ending
2005	$1,206
2006	1,069
2007	956
2008	371
2009	254
Thereafter	14

Total	$3,870

     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of January 1, 2005, the minimum purchase commitment with PolarFab was approximately $3.7 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of January 1, 2005, Sipex recorded $1.8 million as restricted cash, which is included in the accompanying consolidated balance sheet.
     In October 2004, the Company received a notice of intent from one of its Japanese distributors, Microtek, to terminate its distribution agreement effective at the end of March 2005. This distributor markets the Company’s custom optical storage products along with other standard products of Sipex. Microtek accounted for 17%, 22% and less than 10% of total net sales for the years ended January 1, 2005, December 31, 2003 and December 31, 2002, respectively. In 2005, Sipex reached a settlement with Microtek in connection with the termination of the distribution agreement and issued a credit of $350,000 against its accounts receivable for a portion of Microtek’s prior purchases.
Legal Proceedings
      The Company is subject to legal proceedings, claims, and litigation arising in the course of business. The Company defends itself vigorously against any such claims. The outcome of unresolved matters related to the Company’s legal proceedings, claims and litigation is currently not determinable, and an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

     Class Action Securities Litigation
     Beginning on or about January 24, 2005, four securities class action suits were filed against Sipex and certain of its current and former officers and directors. All complaints were filed in the United States District Court for the Northern District of California, San Francisco. The captions of the cases were as follows: Keller v. Sipex Corporation, et al., (05-CV-00331) (WHA), Coil Partners LLC v. Sipex Corporation, et al., (05-CV-00392) (WHA), Levy v. Sipex Corporation, et al., (05-CV-00505) (WHA), and Jacobson v. Sipex Corporation, et al., (05-CV-00712) (WHA).
     The securities class action suits were filed on behalf of the purchasers of Sipex’s common stock in various class periods, beginning on or about April 10, 2003 and ending on January 20, 2005. The plaintiffs in these cases alleged, among other things, violations of sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and sought unspecified monetary damages and other relief against all defendants. Specifically, the complaints alleged that Sipex and the individual defendants made false or misleading public statements regarding its financial results during the class periods.
     On March 25, 2005, four lead plaintiff motions were filed asking the Court to consolidate the class actions. Prior to the hearing on the lead plaintiff motions, the Levy and Keller plaintiffs voluntarily agreed to dismiss their complaints. On May 12, 2005, the Court consolidated the remaining cases under the caption In re Sipex Corporation Securities Litigation, Master File No. 05-CV-00392. Defendants Clyde Ray Wallin and Doug McBurnie were voluntarily dismissed from the action on August 16, 2005, and defendant Phil Kagel was granted a motion to dismiss on November 17, 2005.
     On January 18, 2006, the Court preliminarily approved the settlement of the class action lawsuit. The settlement provides for a payment of $6.0 million to the plaintiffs which was entirely funded by proceeds from the Company’s directors’ and officers’ insurance policy. The specific terms for distribution of the settlement fund to class members were disclosed in a notice which was sent to the class members. On April 6, 2006, the United States District Court for the Northern District of California, San Francisco, approved the final settlement of the securities class action lawsuit.
     Stockholder Derivative Litigation
     On February 8, 2005, a putative stockholder derivative suit was filed in the Superior Court of the State of California, County of San Mateo, on behalf of Sipex against certain of the Company’s current and former officers and directors for alleged fiduciary duty violations, gross negligence, unjust enrichment and breach of contract (Lie v. McBurnie, et al., CIV444748). On March 25, 2005, a second putative stockholder derivative suit was filed in the Superior Court of the State of California, County of Santa Clara, on behalf of Sipex against certain of the Company’s current and former officers and directors for alleged fiduciary duty violations, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment (Nagdev v. Maghribi, et al., 105CV038114).
     The derivative complaints are based on similar facts and events as those alleged in the securities class actions complaints. Specifically, the complaints allege that the individual defendants deliberately damaged Sipex by, among other things, causing Sipex to improperly recognize and report revenue, causing the Company to issue false and misleading statements about its financial results, exposing Sipex to liability for securities fraud, and damaging its reputation.
     On April 22, 2005, defendants in the Lie derivative action filed a petition with the Judicial Council of California to coordinate the cases in Santa Clara County Superior Court. The petition was granted on July 13, 2005 and the actions had since been coordinated and consolidated before Judge Komar in Santa Clara Superior Court, under the consolidated caption, Sipex Derivative Cases, Judicial Council Coordination Proceeding No. 4431, Lead Case No. 1-05-CV-038114.
     On January 23, 2006, the Court approved the settlement of the stockholder derivative action. The settlement provided for a payment of $300,000 to the plaintiffs, pursuant to the terms of the settlement agreement, and the adoption of certain corporate governance measures and the payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel, all of which were funded entirely by proceeds from Sipex’s directors’ and officers’ insurance policy.

     Government Investigation
     On February 18, 2005, Sipex announced that the Securities and Exchange Commission (the “SEC”) had commenced a formal investigation into the same matters as those that were the subject of the Company’s previously announced internal investigation into the Company’s financial and transactional records with regard to revenue recognition for the years ended December 31, 2003 and January 1, 2005. The investigation is ongoing.
     DiPietro v. Sipex
     In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex Corp.) brought an action against Sipex for his severance benefits. Sipex counterclaimed for approximately $150,000 which was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro under the promissory note). In June 2005, the Middlesex Superior Court granted both of Sipex’s Motions for Summary Judgment. As a result, Mr. DiPietro was ordered to pay Sipex $149,486 plus costs and interest which has appreciated to approximately $204,000 as of June 2006. Interest is added to this amount at twelve (12%) percent per year. Mr. DiPietro filed a notice of appeal on July 19, 2005. In addition, the court has required Mr. DiPietro to post a bond in the amount of $150,000.
Other Contingencies
     Under the terms and conditions of the Company’s sales agreements, Sipex has offered limited intellectual property indemnification to its customers. The indemnity limits the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Historically, payments made by the Company for this type of claim have not had a material impact on its operating results or financial position, and the Company is not aware of any significant claims or potential claims under the agreements.
Note 13. Valuation and Qualifying Accounts
     The Company had the following activities for the allowance for sales returns and allowances and bad debt reserves (in thousands):

	Sales Returns
	and	Bad Debt	Total A/R
	Allowances	Reserves	Allowances
Balances at December 31, 2001	$2,000	$444	$2,444
Provisions	2,034	50	2,084
Deductions	(3,381)	(202)	(3,583)

Balances at December 31, 2002	653	292	945
Provisions	249	(92)	157
Deductions	(759)	—	(759)

Balances at December 31, 2003	143	200	343
Provisions	1,355	(32)	1,323
Additions charged to other accounts	350	—	350
Deductions	(489)	(113)	(602)

Balances at January 1, 2005	$1,359	$55	$1,414

     The increase in sales returns and allowances in 2004 primarily reflects added provisions for general and specific future returns and allowances from customers as well as price reductions on the Company’s products sold to Future, a related party, under an exclusive distribution agreement.

Note 14. Segment Information and Major Customers
     The Company’s Chief Executive Officer (“CEO”) is considered to be the Company’s chief operating decision maker. The Company has organized its operations based on a single operating segment: the development and delivery of high performance analog ICs that are used primarily by OEMs operating in the computing, communications and networking infrastructure markets. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product family and geographic region for purposes of making operating decisions and assessing financial performance. The disaggregated revenue information reviewed on a product family basis by the CEO includes the interface, power management and optical storage families along with other legacy product families.
     The disaggregated information reviewed on a product line basis by the CEO is as follows (in thousands):

	2004	2003	2002
Interface	$39,622	$16,589	$29,986
Power Management	21,223	9,731	15,870
Optical Storage	13,824	7,674	2,641
Other*	784	2,541	17,763

Total net sales	$75,453	$36,535	$66,260

*	Mainly Legacy and other discontinued products.
      Substantially all the Company’s long-lived assets reside in the United States although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany, Canada and Belgium.
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	2004	2003	2002
Japan	$18,520	$10,129	$6,048
United States	15,203	5,214	15,088
Singapore	9,391	2,814	5,698
United Kingdom	9,220	2,080	4,558
Taiwan	8,654	5,783	13,749
China	7,085	4,367	4,452
France	2,473	1,217	9,650
Asia, other than Japan, Singapore, Taiwan and China	1,997	1,126	2,251
Germany	1,550	1,615	1,512
Rest of the World	1,360	2,190	3,254

Total net sales	$75,453	$36,535	$66,260

     Major customers who accounted for 10% or more as a percentage of total gross accounts receivable are as follows:

	2004	2003
Future Electronics Inc., a related party	23%	20%
Microtek, Inc.	23%	24%
Prohubs International	*	11%

*	Less than 10%
     Major customers who accounted for 10% or more as a percentage of total net sales are as follows:

	2004	2003	2002
Future Electronics Inc., a related party	39%	21%	24%
Microtek, Inc.	17%	22%	*%
Snecma	*	*	14%

*	Less than 10%
Note 15. Quarterly Data (Unaudited)
     Following are summaries of quarterly consolidated operating results and per share data for the years ended January 1, 2005, and December 31, 2003. Except for the quarter ended January 1, 2005, the information in these periods is restated as indicated (See Note 2 for a more complete description of the restatement and the impact on specific periods). Net loss per share is based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net loss per share for the four quarters, when added from the following table, may differ from the per share net loss for the respective total years reported elsewhere in this report.

	Quarters Ended
	Jan. 1,
	2005	October 2, 2004		July 3, 2004		April 3, 2004
		Previously		Previously		Previously
Fiscal 2004		Reported	Restated	Reported	Restated	Reported	Restated
	(in thousands, except per share data)
Net sales	$20,598	$18,782	$20,195	$15,736	$16,509	$18,097	$18,151
Gross profit (loss)	(409)	4,774	4,771	4,123	4,355	4,548	3,079
Net loss	(9,744)	(5,302)	(4,625)	(3,685)	(3,137)	(3,741)	(5,242)
Net loss per common share — basic and diluted	(0.28)	(0.16)	(0.14)	(0.11)	(0.09)	(0.12)	(0.17)

	Quarters Ended
	December 31, 2003		September 27, 2003		June 28, 2003		March 29, 2003
	Previously		Previously		Previously		Previously
Fiscal 2003	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(in thousands, except per share data)
Net sales	$4,207 (2)	$3,631	$15,198 (2)	$14,736	$14,891	$13,858	$15,117	$4,310	(1)
Gross profit (loss)	(7,850)	(8,450)	2,261	1,888	1,380	1,132	(182)	(3,638	)(1)
Net loss	(17,095)	(17,480)	(4,653)	(5,150)	(5,652)	(5,904)	(7,222)	(11,273)
Net loss per common share — basic and diluted	(0.60)	(0.62)	(0.17)	(0.18)	(0.20)	(0.21)	(0.26)	(0.40)

(1)	As indicated in Note 3 under revenue recognition, due to the change in estimate to defer recognition of sales and related cost of sales for transactions with distributors, the Company recorded a reduction in net sales and gross margin of $12.6 million and $1.8 million, respectively, in the first quarter of 2003.

(2)	As indicated in Note 3 under related parties, non-cash charges of $1.2 million and $12.9 million were recorded as a reduction in net sales in the third quarter and fourth quarters of 2003, respectively, representing the fair value of conversion rights earned by Future.
Note 16. Subsequent Events
     On February 18, 2005, Sipex announced that the SEC had commenced a formal investigation into the same matters as those that were the subject of the Company’s previously announced internal investigation into the Company’s financial and transactional records with regard to revenue recognition for the years ended December 31, 2003 and January 1, 2005.

     In the second quarter of 2005, Sipex recognized a $9.4 million impairment charge for its long-lived assets. Based on changes in the planned use for its wafer fabrication assets, the Company performed an impairment evaluation in accordance with SFAS No. 144. Sipex determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as the Company was required to operate its wafer fabrication facility until new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by the Company, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which management determined with the assistance of an independent appraisal firm. While the Company subsequently agreed to sell a substantial portion of its wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, its wafer fabrication assets remain in use and Sipex will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.
     On June 21, 2005, a Nasdaq Listings Qualification Panel notified Sipex that the Panel had denied the Company’s request for continued inclusion on the Nasdaq Global Market. The Company’s common stock was delisted from the Nasdaq Global Market effective with the beginning of trading on June 23, 2005.
     On July 21, 2005, Sipex entered into a Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement provides for a secured revolving line of credit with an aggregate principal amount of up to $5.0 million, which may be used to borrow revolving loans or to issue lines of credit on the Company’s behalf. The Company has granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties of the Loan and Security Agreement. Advances accrue interest on the outstanding principal balance at an annual interest rate equal to Silicon Valley Bank’s prime rate. The Loan and Security Agreement matured on July 20, 2006, (see “Amendment No. 5” below) at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The Loan and Security Agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the Loan and Security Agreement contains negative covenants limiting the Company’s ability to dispose of assets, change its business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The Loan and Security Agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0 % and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of the Company’s obligations under the Loan and Security Agreement.
     On August 29, 2005, the Board of Directors of Sipex approved a plan to close its wafer fabrication operations located in Milpitas, California and transfer the fabrication to Silan in China to reduce costs and improve operating efficiencies. As a result, the Company recognized total restructuring charges of approximately $871,000 in the second half of 2005 including severance and retention benefits totaling $766,000 for approximately 70 employees and other exit costs of $105,000. The Company currently anticipates that the facility closure activities will be substantially completed by the end of third quarter of 2006. In addition, during the third quarter of 2005, Sipex decided not to transfer the remaining operations in Billerica to Milpitas that was originally anticipated to be completed by the end of 2005.
     On August 29, 2005, Sipex’s Board of Directors approved the repricing of the employee stock options outstanding under its stock option plans, effective as of the close of business on September 6, 2005 with the exception that options granted pursuant to the Sipex Corporation 1999 Stock Plan and options granted to Sipex’s current CEO and directors would not be repriced. In addition, outstanding options with current exercise prices below the fair market value of Sipex’s common stock at the close of business on September 6, 2005 will also not be subject to the repricing. As such, approximately 2,456,000 options held by 235 employees, with a weighted-average exercise price of $6.22 were modified on September 6, 2005 to lower the option exercise price to $1.90 which equals to the fair market value of Sipex’s common stock at the close of business as disclosed on the ”Pink Sheets” on that date. No other changes were made to the terms of the repriced stock options. Compensation expense associated with the option repricing will be recorded until the options are exercised, cancelled, or otherwise expired and the expense or benefit for the increase or decrease, respectively, in the fair market value of the Company’s common stock in excess of the option’s exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options. Management anticipates that the variable accounting associated with the repriced options will cease upon the adoption of SFAS No. 123R, effective January 1, 2006.
     On October 7, 2005, Sipex entered into an Amendment No. 1 to the Loan and Security Agreement with Silicon Valley Bank dated July 21, 2005. The Loan and Security Agreement was amended that the Bank would make advances not exceeding the lesser of (i) the borrowing base (as defined in the agreement) plus $500,000, and (ii) the committed revolving line, minus the sublimit utilization amount. Amendment No. 1 also provided that the interest rate was amended at a per annum rate equal to the Prime Rate plus one percent (1.00%). In addition, the Loan and Security Agreement was amended to reflect a minimum liquidity ratio not less than 1.50:1.00 which is calculated as Sipex’s consolidated accounts divided by the obligations, as well as a minimum amount of tangible net worth was required to be maintained for each quarter ended.

     On November 10, 2005, Sipex entered into an Amendment No. 2 to the Loan and Security Agreement with Silicon Valley Bank dated July 21, 2005 (amended by Amendment No. 1 dated October 7, 2005). The Amendment No. 2 provided that the financial covenants section of the Loan and Security Agreement was amended to reflect the calculation of minimum liquidity ratio as the sum of (i) Sipex’s unrestricted cash and cash equivalents and consolidated accounts divided by (ii) the obligations. Sipex was required to maintain a pre-determined tangible net worth as of the last day of each quarter. In addition, for purposes of such calculation, up to $5,000,000 in non-cash charges relating to inventory write-downs might be added to the tangible net worth.
     In November 2005, based on the previous decision to close the Company’s wafer fabrication operation located at its Milpitas, California headquarters facility, the Company decided to sell this facility. As a result of this decision, the Company reduced the remaining estimated depreciation life for its headquarters building and related improvements from 25 years to approximately four months. This change resulted in an increase in depreciation expense recorded in the fourth quarter of 2005 of $6.5 million (including $4.3 million included in cost of sales).
     On January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which Sipex issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future. The Note was secured by a deed of trust on the Company’s headquarters property located in Milpitas, California. Accrued interest on the Note was convertible into Sipex’s common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note can require repayment of the note in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and payable at maturity.
     On January 19, 2006, Sipex entered into an Amendment No. 3 to the Loan and Security Agreement with Silicon Valley Bank dated July 21, 2005 (amended by Amendment No. 1 dated October 7, 2005 and Amendment No. 2 dated November 10, 2005). In connection with the $7.0 million private loan financing transaction mentioned above, Amendment No. 3 modified the Loan and Security Agreement to permit the granting of a lien on Sipex’s headquarters property in Milpitas, California, the sale of the property and to make additional conforming changes. Amendment No. 3 also raises the interest rate to the prime rate plus 2% from the prime rate plus 1%. The note holder and Silicon Valley Bank also entered into a subordination agreement that sets out the inter-creditor arrangements between the two lenders.
     On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction is related to the transaction Sipex announced in its Form 8-K filed on September 2, 2005, which reported that the Board of Directors of Sipex had approved a plan to close its wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using Sipex’s process technology. The Master Agreement includes a Production Equipment Sale Agreement, Process Technology Transfer and License Agreement, Wafer Supply Agreement and Product License Agreement covering fabrication equipment sales, process technology transfers and related licensing, foundry manufacturing and product licenses, respectively. The initial term of the agreement is five years with renewals on a negotiated basis. As part of this arrangement, Sipex will receive a payment of $1.2 million by letter of credit upon delivery of certain manufacturing equipment to Silan. In addition, Silan will pay Sipex a Process Technology Transfer Fee of $0.3 million.
     The Process Technology Transfer and License Agreement contemplates the transfer of eight (8) of Sipex’s processes to Silan. After this transfer, Silan will commence the implementation of these processes. Silan will deliver process qualification wafers to Sipex. Process qualification shall be deemed to have occurred when Sipex confirms to Silan that the process qualification wafers conform to Sipex’s specifications. Once Sipex confirms to Silan that the process qualification wafers conform to Sipex’s specifications, Silan shall manufacture and deliver product qualification wafers to Sipex. If such product qualification wafers achieve product qualification, Sipex shall notify Silan thereof and the relevant Sipex product shall be deemed to be qualified and Silan shall commence the commercial manufacture and supply of such Sipex product. Subject to Sipex’s option to suspend in whole or in part it’s purchase commitment if Silan fails to meet any requirements under the wafer supply agreement, Sipex shall order an average of at least one thousand (1000) equivalent wafers per week, calculated on a quarterly basis, for two years.

     On March 9, 2006, Sipex entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of Sipex’s headquarters facility, located at 233 South Hillview Drive in Milpitas, California, (the “Hillview facility”) to Mission West Properties L.P. for a price of $13.4 million in cash. The Hillview facility primarily consists of two buildings with approximately 95,690 total square feet (which includes 20,000 square feet of Class 10 clean room), approximately 293 on-site surface parking spaces, and the underlying land with improvements and all fixtures attached thereto. Simultaneously, Sipex entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties L.P. The lease term is 60 months with average lease payments of approximately $1.4 million per year. In addition, Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5.0 million line of credit with Silicon Valley Bank. The security deposit is held as security for the faithful performance by Sipex for all of the terms, covenants, and conditions prescribed under the lease agreement. Further, Sipex will have an option to extend the lease for an additional five years when the current term lease expires. This sale and leaseback arrangement is expected to be accounted for as a financing obligation as a result of the Company’s continuing involvement in the arrangement.
     The proceeds from the sale of the Company’s Hillview facility were used to pay off and terminate the $7.0 million private loan entered into on January 19, 2006, pursuant to a loan financing (noted above) with an affiliate of Future in which it issued a 9% Secured Note With Convertible Interest due January 19, 2008.
     On May 18, 2006 the Company issued $30.0 million of 5.5% Convertible Senior Notes due 2026 in a private placement. Rodfre purchased 50% of the 2006 Notes or $15,000,000 aggregate principal amount being placed in this offering. The remainder of the 2006 Notes was purchased by other accredited investors. Sipex intends to use the net proceeds from the private placement for general corporate purposes.
     The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. Sipex may pay interest in cash or, solely at its option, in shares of its common stock. However, Sipex may only make interest payments in shares of its common stock if certain conditions are met in the Indenture, including, among other things, that a registration statement related to shares issuable under the terms of the 2006 Notes and related warrants as noted below has been declared effective and is available for the resale of any such interest shares, or other exemption from federal securities laws is available for the resale of such interest shares, and that Sipex’s common stock is listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange. In addition, common stock used to pay any such interest will be valued at ninety percent (90%) of the market price of the common stock as of two days prior to the date of payment of such interest.
     As Sipex was not current in its SEC filings by August 15, 2006, Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 15, 2006 through the date that the Company’s filings become current. In addition, if Sipex’s common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning December 31, 2006 through the date that its common stock becomes listed for trading on one of the national exchanges.
     The 2006 Notes are convertible into Sipex’s common stock at any time prior to maturity, initially at a conversion price of $2.68 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. If fully converted, the principal amount of the 2006 Notes would convert into 11,194,030 shares of the Company’s Common stock.
     At any time prior to maturity, the Company may elect to automatically convert some or all of the 2006 Notes into shares of Sipex’s common stock if the daily closing price of its common stock exceeds one hundred fifty percent (150%) of the then applicable conversion price (initially $4.02 per share) for 20 trading days during any 30 trading-day period ending within 5 days of the notice of automatic conversion and either (a) a registration statement covering the resale of the common stock issued upon conversion is effective and available for use from the date Sipex notifies the holder of the 2006 Notes of the automatic conversion and Sipex reasonably expects such registration statement to remain effective through and including the earlier of the date of the automatic conversion or the last date on which the registration statement registering the resale of such common stock is required to be kept effective under the terms of the registration rights agreement, or (b) the common stock to be issued upon conversion may be sold pursuant to Rule 144(k) under the Securities Act.
     At any time on or after May 21, 2009, Sipex may redeem some or all of the 2006 Notes at 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If Sipex elects to redeem the 2006 Notes, it will provide notice of redemption to the holders of the 2006 Notes not less than 20 days and not more than 90 days before the redemption date.

     The holders of the 2006 Notes may require Sipex to repurchase the 2006 Notes for cash on May 15, 2011, May 15, 2016 or May 15, 2021, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
     Upon a change of control or a termination of trading that occurs after such time as Sipex’s common stock has been listed for trading on the Nasdaq Global Market, the New York Stock Exchange or other national automated quotation system or securities exchange, the holders of the 2006 Notes may require Sipex to repurchase the 2006 Notes in cash at a price equal to 100% of the principal amount of the 2006 Notes plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
     The 2006 Notes contains certain covenants applicable to Sipex, including a covenant restricting the amount of indebtedness that Sipex can incur that is senior or pari passu with the 2006 Notes to an aggregate principal amount of $7.5 million, unless such restriction is waived by holders of over 66 2/3% of the principal amount of the 2006 Notes then outstanding.
     In conjunction with the issuance of the 2006 Notes, the Company issued warrants to purchase an aggregate of 1,679,104 shares of its common stock to the Investors. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $3.216 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex.
     At any time after May 18, 2009, Sipex may terminate the warrants if the closing price of its common stock exceeds 200% of the exercise price for at least 20 trading days during any 30 trading-day period. The warrants will expire 90 days after the mailing date of the notice of termination. Any unexercised warrants with exercise prices below the then current fair market value as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. Each of the Warrants will expire at 5:00 p.m., New York City time, on May 18, 2011, earlier terminated as described above.
     As part of the 2006 Note agreements, Sipex also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Sipex has agreed to file with the SEC a registration statement covering the resale of the 2006 Notes, the Warrants and the shares of Sipex’s common stock issuable upon conversion of the 2006 Notes and exercise of the Warrants no later than August 15, 2006 and to have the registration statement declared effective no later than December 31, 2006. Since Sipex did not file the registration statement by August 15, 2006, Sipex will be required to pay certain “registration delay payments,” as calculated in the Registration Rights Agreement, with respect to solely the 2006 Notes.
     Upon issuance of the 2006 Notes, it is expected that a beneficial conversion feature will be recorded which will result in an increase in additional paid-in capital with a corresponding increase to debt discount to be amortized as interest expense. The Company is in the process of estimating the value of the beneficial conversion feature.
     In connection with the issuance of the $30.0 million 2006 Notes, on May 18, 2006, Sipex entered into Amendment No. 4 to the Loan and Security Agreement with Silicon Valley Bank dated July 21, 2005 (as amended by Amendment No. 1 dated October 7, 2005, Amendment No. 2 dated November 10, 2005 and Amendment No. 3 dated January 19, 2006). Amendment No. 4 modifies the Loan and Security Agreement to permit the transaction and the scheduled cash interest payments.
     On August 1, 2006, Sipex entered into Amendment No. 5 to the Loan and Security Agreement with Silicon Valley Bank dated July 21, 2005 (as amended by Amendment No. 1 dated October 7, 2005, Amendment No. 2 dated November 10, 2005, Amendment No. 3 dated January 19, 2006 and Amendment No. 4 dated May 18, 2006). Amendment No. 5 modifies the Loan and Security Agreement to: (1) extend the maturity date from July 20, 2006 to September 30, 2006, (2) delete entirely the Tangible Net Worth covenant contained in Section 6.7(b) and waive Sipex’s non-compliance with such covenant for the periods ended April 1, 2006 and July 1, 2006 and (3) lower the interest rate to the prime rate from the prime rate plus 2%.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures for year ended January 1, 2005
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of January 1, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of Exchange Act. Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. Notwithstanding the material weaknesses in our internal control over financial reporting as of January 1, 2005 described below, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects in accordance with generally accepted accounting principles. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this annual report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to the Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
     A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). Our management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below, our management believes that, as of January 1, 2005, our internal control over financial reporting was not effective, based on the COSO criteria.
     Management identified the following material weaknesses in our internal control over financial reporting as of January 1, 2005:
Entity-Level Controls
     As of January 1, 2005, management had sufficiently documented our control environment using the COSO internal control framework but concluded that such control activities were not appropriately designed and operating effectively as of January 1, 2005. Our management concluded that we did not maintain a control environment that emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, our management concluded that we did not have adequate controls with respect to: (i) effective and continuous communication of our commitment to ethical business practices and standards, (ii) establishment and monitoring of the structure and controls over foreign subsidiaries and locations and (iii) monitoring and communication of agreements with third parties due to ineffective delegation of authority and responsibility. Based on the deficiencies noted in the design and operating effectiveness of our control environment, our management determined that we had an ineffective control environment. Additionally, due to the deficiencies noted above, our management determined that the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute a material weakness in the control environment, monitoring, and information and communication components of COSO. Each of these deficiencies individually constitutes a material weakness. These material weaknesses increase the likelihood of potential material errors in our financial reporting.
Revenue Accounting
     In conjunction with our efforts to appropriately recognize revenues as of January 1, 2005 and our evaluation of the internal controls over financial reporting, our management identified a material weakness in the design of our internal controls over the recognition of revenue. Specifically, our management concluded that we did not design adequate controls to provide reasonable assurance that revenue was recorded and disclosed in accordance with generally accepted accounting principles, specifically SAB 104, and SFAS 48, Revenue Recognition When Right of Return Exists, and recorded in the appropriate period. These deficiencies resulted in errors due to the following: (i) lack of communication and review of significant revenue transactions, (ii) entering into arrangements that were not within the original contractual distributor agreements related to return rights and other concessions, (iii) improper sales cut-off procedures at our German subsidiary, (iv) lack of sufficient evidence of pre-sale evaluation of the reasonableness of customer collection capabilities, (v) lack of sufficient evidence of customer delivery and acceptance, (vi) improper recognition of revenues related to engineering service contracts. As a result of certain items above, we were unable to reasonably estimate sales returns reserves for distributor customers resulting in the adoption of a sell-through revenue recognition for sales to all distributors; accordingly, we also determined that we did not have the necessary internal control procedures in place for recognizing revenues under a sell-through methodology as of January 1, 2005.
Overall, our management has concluded that given the magnitude of the revenue adjustments recorded and the potential for misstatements to occur as a result of internal control deficiencies in revenue accounting that existed as of January 1, 2005, there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal controls over financial reporting.
Financial Closing Process — Use of Estimates
During the final closing steps of the restatement process related to preparation of our financial statements for the year ended January 1, 2005, our internal control procedures did operate effectively to update significant estimates based upon the best available information at that time. The principal estimates needing updating related to valuation of excess and obsolete inventories. The estimate updating process was impacted by the extended time frame required to prepare the restated financial statements for 2003 and the first three fiscal quarters of 2004. Prior to the completion of our financial statements referred to above, there was a material adjustment to the financial statements to update the valuation estimates for excess and obsolete inventories.
     Our independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 as stated in their report below.
Changes in Internal Control over Financial Reporting
     During 2004, our management made significant efforts to establish a framework to improve our internal controls over financial reporting. We implemented new policies and procedures pertaining to (i) maintenance of accounting records to ensure they accurately and fairly reflect the transactions and dispositions of our assets, (ii) recording of transactions to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, (iii) recognition of our receipts and expenditures only in accordance with authorizations of our management and directors, and (iv) prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to address certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting.
     Subsequent to January 1, 2005, our management and the board of directors have taken the steps listed below to improve internal control to address these material weaknesses; however, the nature and significance of the material weaknesses may prevent successful remediation of all material weaknesses during the fiscal year 2005.
•	Our new CEO, Ralph Schmitt, was hired in June 2005;

•	We implemented annual ethics training for all employees and we have engaged a compliance firm to ensure that all employees read, understand and confirm critical accounting and ethics policies. All employees must now annually reaffirm our Code of Conduct, legal compliance policy and whistleblower procedures;

•	We increased management oversight by expanding our disclosure process to include all senior managers and sales and marketing personnel with responsibility for responding to issues raised during the financial reporting process and we require certifications from all executive management and key sales and marketing personnel;

•	Our key financial managers made periodic visits to our distributors to emphasize the terms of the distribution agreements and the revenue reporting requirements of Sipex as a public company;

•	We adopted sell-through revenue recognition for our sales to distributors. As part of this adoption, we have engaged an outside company to conduct inventory cycle counts on a rotating basis at all of our distributors’ warehouses to verify quantities. In addition, the distributors have been advised that the terms of the distribution agreement are binding and any changes to those terms must be approved in writing by both our CEO and CFO. Finally, we implemented more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements by requiring the review and approval from our CEO and CFO on non-standard sales terms and conditions of a significant nature;

•	We implemented a process for formal revenue recognition training sessions for key finance, sales and marketing personnel;

•	We improved the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and compliance with generally accepted accounting principles;

•	We enhanced the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team;

•	We re-engineered the sales administration function so that all finance-related activities are performed by the finance staff. The finance department assumed responsibility for the customer credit issuance and tracking process and the external sales representative commission calculation; and
     In 2006, we conducted a formal review of the foreign locations in which we are doing business, evaluated the appropriate and necessary legal and tax structure for these foreign locations and then implemented such structure and the related internal controls to ensure compliance with local laws and regulations.

Inherent Limitation on the Effectiveness of Internal Controls
     The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate the risk of misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sipex Corporation:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sipex Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 1, 2005, because of the effect of the material weaknesses identified in management’s assessment based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
Entity-Level Controls

The Company did not maintain a control environment that emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls with respect to: (i) effective and continuous communication of its commitment to ethical business practices and standards, (ii) establishment and monitoring of the structure and controls over foreign subsidiaries and locations and (iii) monitoring and communication of agreements with third parties due to ineffective delegation of authority and responsibility. Based on the deficiencies noted in the design and operating effectiveness of the Company’s control environment, management determined that the Company had an ineffective control environment. Additionally, due to the deficiencies noted above, management determined that the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute a material weakness in the control environment, monitoring, and information and communication components of COSO. Each of these deficiencies individually constitutes a material weakness. These material weaknesses increase the likelihood of potential material errors in the Company’s financial reporting.

Revenue Accounting

The Company did not design adequate controls to provide reasonable assurance that revenue was recorded and disclosed in accordance with generally accepted accounting principles, specifically SAB 104, and SFAS 48, Revenue Recognition When Right of Return Exists, and recorded in the appropriate period. These deficiencies resulted in errors due to the following: (i) lack of communication and review of significant revenue transactions, (ii) entering into arrangements that were not within the original contractual distributor agreements related to return rights and other concessions, (iii) improper sales cut-off procedures at its German subsidiary, (iv) lack of sufficient evidence of pre-sale evaluation of the reasonableness of customer collection capabilities, (v) lack of sufficient evidence of customer delivery and acceptance and (vi) improper recognition of revenues related to engineering service contracts. As a result of certain items above, the Company was unable to reasonably estimate sales returns reserves for distributor customers resulting in the Company adopting a sell-through revenue recognition for sales to all distributors; accordingly, the Company also determined that it did not have the necessary internal control procedures in place for recognizing revenues under a sell-through methodology as of January 1, 2005.

Overall, given the magnitude of the revenue adjustments recorded and the potential for misstatements to occur as a result of internal control deficiencies in revenue accounting that existed as of January 1, 2005, there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements could occur and would not be prevented or detected by its internal controls over financial reporting.

Financial Closing Process — Use of Estimates

During the final closing steps of the restatement process related to preparation of the Company’s financial statements for the year ended January 1, 2005, the Company’s internal control procedures did not operate effectively to update significant estimates based upon the best available information at that time. The principal estimates needing updating related to valuation of excess and obsolete inventories. The estimate updating process was impacted by the extended time frame required to prepare the restated financial statements for 2003 and the first three fiscal quarters of 2004. Prior to the completion of the Company’s financial statements referred to above, there was a material adjustment to the financial statements to update the valuation estimates for excess and obsolete inventories.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 1, 2005, of the Company and this report does not affect our report on such financial statements.
     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 of the Company and our report dated August 17, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 17, 2006

Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant:
     The board of directors is divided into three classes. Each class serves a three-year term. Each Class II director’s term will expire at the annual meeting of stockholders to be held in 2007. Each Class I director is serving a term ending at the Annual Meeting of Stockholders to be held in November 2006. In addition, the Class III directors whose term would have expired at the 2005 annual meeting had we been able to hold such meeting, will likewise expire at the annual meeting of stockholders being held in November 2006. All directors will hold office until their successors have been duly elected and qualified or until his or her earlier resignation or removal.
     As of July 1, 2006, Douglas M. McBurnie and Thomas P. Redfern were the Class I Directors; Brian Hilton, Lionel H. Olmer, and John D. Arnold were the Class II Directors; and Ralph Schmitt and Joseph Consoli were the Class III Directors.

Nominee or Director’s Name and
Year Nominee or Director First			Year Term Will	Class of
Became a Director	Age	Position(s) Held	Expire	Director
CONTINUING DIRECTORS:
Joseph Consoli (2002)	62	Director	2005	III
Douglas M. McBurnie (2000)	63	Director	2006	I
Thomas P. Redfern (2003)	66	Director	2006	I
Ralph Schmitt (2005)	45	Director	2005	III
John D. Arnold (2004)	52	Director	2007	II
Brian Hilton (2004)	63	Chairman of the Board	2007	II
Lionel H. Olmer (1988)	71	Director	2007	II
     Mr. Consoli has been a director with us since September 2002 and serves as chairman of the audit committee. Our board of directors has determined that Mr. Consoli is independent within the meaning of the rules of the SEC and the corporate governance standards of the Nasdaq Global Market and is qualified as an audit committee financial expert within the meaning of the rules of the SEC. Mr. Consoli retired in April 1991. Prior to his retirement, Mr. Consoli held executive positions in finance and operations at technology companies including vice president of finance and treasurer of Seagate Technology Inc., a manufacturer of computer hard drives; vice president of finance and CFO and member of the Office of the President of Equatorial Communications Co., a satellite communications company; vice president of Granger Associations and general manager of its International Telecommunications Division after serving as vice president of finance and CFO; treasurer of Memorex Corp., a consumer electronics and computer products company; vice president of finance and CFO of Precision Monolithics, Inc., a semiconductor company; and group controller and as director of Corporate Development of Fairchild Semiconductor, a semiconductor company.
     Mr. Redfern has been a director with us since May 2003. From 1989 through 2001, Mr. Redfern was with National Semiconductor, a manufacturer of semiconductor products, in various technical and management roles in the field of analog product development and circuit design. In particular, Mr. Redfern guided product development in the Interface and Peripheral Group, Audio/Video Group and the Analog Products Group. Before his retirement from National Semiconductor in 2001, Mr. Redfern was a fellow and a technical advisor in the Analog Products Group. Prior to National Semiconductor, Mr. Redfern served for seven years as the director of MOS Design at Linear Technology, a manufacturer of linear integrated circuits.
     Mr. McBurnie has been a director with us since July 2000 and was chairman of the board from June 2002 to August 2005. Mr. McBurnie also served as acting chief executive officer from June 2002 to August 2002 and from December 2004 to June 2005. Mr. McBurnie was formerly senior vice president, Computer, Consumer & Network Products Group, of VLSI Technology. From June 1994 to August 1997, Mr. McBurnie was with National Semiconductor, where he was senior vice president and general manager of its Communications and Consumer Group. Previously, Mr. McBurnie was vice president and

General Manager of National Semiconductor’s Local Area Network Division. Prior to joining National Semiconductor, he held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, a manufacturer of data storage media, Precision Monolithics, Inc., a semiconductor company, and Fairchild Semiconductor, a semiconductor company. Mr. McBurnie also served as a member of the board of directors of Oryx Technology Corporation from May 1997 until May 2003.
     Mr. Olmer has been a director with us since 1988 and serves as chairman of the compensation committee. Mr. Olmer has also served as a member of the audit committee. From 1981 to 1985, he served as Undersecretary of Commerce for International Trade in the Reagan Administration. From 1985 until July 2002, Mr. Olmer was a partner in the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, focusing on international trade, investment and technology transfer law. Since July 2002, Mr. Olmer has been Of Counsel to Paul, Weiss, Rifkind, Wharton & Garrison LLP.
     Mr. Arnold has been a director with us since January 2004 and has served as a member of the audit Committee since. He has been in private law practice since 1988, primarily representing technology companies with relationships with Asian investors and/or manufacturers. Prior to 1988, Mr. Arnold was employed with the law firms of Wilson, Sonsini, Goodrich & Rosati in Palo Alto, California and Foley & Lardner in Milwaukee, Wisconsin. Mr. Arnold is also a member of the board of directors of Measurement Specialties Inc.
     Mr. Hilton has been a director with us since July 2004. On August 11, 2005, we announced the appointment of Brian Hilton as Sipex’s Chairman of the Board of Directors. Mr. Hilton has over 35 years of experience in the semiconductor industry. Most recently, Hilton was president of Avnet Electronics Marketing, a global electronics distributor. In this role, Hilton was responsible for building Avnet’s Asian business and expanding their presence in Europe, the Middle East and Africa. Prior to Avnet, Hilton spent 30 years at Motorola Inc., reaching the position of corporate vice president and director of worldwide sales and marketing for Motorola’s Semiconductor Products Sector.
     Mr. Schmitt has been a director with us since June 2005. Mr. Schmitt is the Chief Executive Officer and member of the Board of Directors. Mr. Schmitt received his BSEE from Rutgers University and began his career as a Computer and Communications System Hardware Designer. Prior to joining Sipex, Mr. Schmitt was the vice president of Sales and Marketing at Cypress Semiconductor Corporation. Mr. Schmitt had also served on the boards of Cypress subsidiaries, Silicon Light Machines, Cypress Microsystems, and on the board of Azanda Networks. He also currently serves on the board of StarGen, Inc., a privately held company.
     There are no family relationships between any director or executive officer.
Board of Directors Committees
     We have a standing compensation committee, corporate governance and nominating committee, as well as an audit committee. Each committee has adopted a written charter, all of which are available on Sipex‘s website at www.sipex.com.
  Compensation Committee
     The compensation committee of the board of directors consists of directors Olmer and Redfern. Each of the current members of the committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect. This committee reviews and evaluates the compensation and benefits of our officers, reviews general policy matters relating to compensation and benefits of our employees and makes recommendations concerning these matters to the board of directors. The compensation committee administers our 1996 Incentive Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1996 Employee Stock Purchase Plan, 1997 Stock Option Plan, 1999 Stock Option Plan, the 2000 Non-qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan.
  Corporate Governance and Nominating Committees
     In 2004 and 2005, the corporate governance and nominating committee of the board of directors consisted of directors Arnold, McBurnie, and Redfern. Currently, the corporate governance and nominating committee of the board of directors consists of directors Arnold and Redfern. Each of the current members of the committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect. The corporate governance and nominating committee was established on February 26, 2004. The corporate governance and nominating committee make recommendations to the board of directors regarding nominees for the board, monitor the size and composition of the board, assist the board with review and consideration of developments in corporate governance practices and perform such other duties as the board of directors shall from time to time prescribe.

     Audit Committee
     The audit committee of the board of directors consists of directors Arnold, Consoli and Hilton. Each of the current members of the committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect. The board of directors has determined that Mr. Consoli is an audit committee financial expert as defined in the SEC rules. Mr. Consoli serves as chairman of the audit committee.
     Pursuant to the audit committee charter, the audit committee reviews, acts and reports to our board of directors on various auditing and accounting matters, including the appointment of our independent auditors, the scope of our annual audits, fees to be paid to our independent auditors, the performance of our independent auditors, the sufficiency of our internal controls and our accounting and financial management practices.
     The audit committee also meets with our independent auditors in an executive session, without the presence of our management, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership on Forms 3, 4 and 5 with us and the SEC. Based solely on our review of copies of such forms received by us or written representations from certain Reporting Persons, we believe that all of our officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal years ended January 1, 2005 and December 31, 2005, but for the exception of one late filing of Form 3 for each Edward Lam and Richard Hawron, one late filing of Form 4 for Alonim Investments, Kevin Plouse, Joseph Rauschmayer and Clyde Wallin, and two late filings of Form 4 for Richard Hawron, due to our administrative errors.
Code of Business Conduct and Ethics
     Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including senior executive and financial officers. In addition, the board of directors adopted a Code of Ethics for principal executive officer and senior financial officers. Each code is intended to deter wrongdoing and promote ethical conduct among our directors, executive officers and employees. Each code is available on our corporate website at www.sipex.com. We intend to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendment to, or waiver from, each code for any executive officer or director by posting such information on our website at www.sipex.com, provided such method of disclosure is then in compliance with the rules of the Nasdaq Global Market and the rules of the SEC.
Item 11. Executive Compensation:
     The following table sets forth certain information concerning the annual and long-term compensation for each individual that served as chief executive officer during fiscal 2004 and our three next most highly compensated executive officers whose compensation exceeded $100,000 in fiscal 2004 for services rendered in all capacities for the years indicated. These individuals are also referred to as the “Named Executive Officers.”

				Long-term
				Compensation -
				Securities
	Fiscal	Annual Compensation		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus (2)	Options (1)	Compensation (3)
Walid Maghribi (4)	2004	$337,885	—	—	$7,603
Former Chief Executive Officer and President	2003	$350,000	—	400,000	$5,926
	2002	$121,254	—	1,700,000	$2,802
Douglas McBurnie (5)	2004	$20,192	—	107,500	$21,542
Acting Chief Executive Officer and President	2003	—	—	7,500	$17,500
	2002	$77,308	—	—	$9,681
Richard Hawron (6)	2004	$77,884	—	150,000	$38,179
Senior Vice President of Worldwide Sales	2003	—	—	—	—
	2002	—	—	—	—
Kevin Plouse (7)	2004	$224,230	—	—	$11,819
Senior Vice President of Business Development	2003	$220,000	—	50,000	$5,244
	2002	$57,538	—	300,000	$2,293
Joseph Rauschmeyer (8)	2004	$234,423	—	50,000	$11,738
Senior Vice President of Operations	2003	$230,000	—	50,000	$5,288
	2002	$53,077	—	350,000	$1,879
Clyde R. Wallin (9)	2004	$138,671	—	250,000	$3,723
Senior Vice President of Finance and Chief Financial Officer	2003	—	—	—	—
	2002	—	—	—	—
Phillip Kagel (10)	2004	$67,976	—	—	$115,540
Executive Vice President of Finance and Chief Financial Officer	2003	$194,711	—	225,000	$5,047
	2002	—	—	—	—

(1)	We did not grant any restricted stock awards, grant any stock appreciation rights or make any long term incentive payments during fiscal years 2002, 2003 and 2004.

(2)	Bonuses are reported in year earned even if actually paid in subsequent year.

(3)	Includes contributions made by us on behalf of the Named Executive Officers to our Tax Deferred Savings Plan, insurance premiums, housing assistance, severance payment and director fees.

(4)	Mr. Maghribi joined us in August 2002 and departed in December 2004.

(5)	Mr. McBurnie assumed the role of “Acting President and CEO” from June through September of 2002 and again in December of 2004.

(6)	Mr. Hawron joined us in May 2004.

(7)	Mr. Plouse joined us in September 2002 and departed in April 2005.

(8)	Mr. Rauschmayer joined us in September 2002 and departed September 2005.

(9)	Mr. Wallin joined us in April 2004.

(10)	Mr. Kagel joined us in February 2003 and departed in April 2004.

Option Grants in Last Fiscal Year
     The following table sets forth stock options granted during the year ended January 1, 2005 to the Named Executive Officers. No stock appreciation rights (“SARs”) or restricted stock awards were granted during the year ended January 1, 2005.

Individual Grants
		Percent of			Potential Realizable
		Total Options			Value at Assumed Annual
	Number of Securities	Granted to			Rates of Stock Price
	Underlying	Employees in	Exercise or		Appreciation for Option
	Options	Fiscal 2004	Base Price per	Expiration	Terms ($)(4)
Name	Granted (#)(1)	Year (%)(2)	Share ($)(3)	Date	5%	10%
Walid H. Maghribi	—	—	—	—	—	—
Phillip A. Kagel	—	—	—	—	—	—
Richard Hawron	100,000	6.8	$8.61	2/2/2014	$541,478	$1,372,212
	50,000	3.4	$4.46	12/17/2014	$140,243	$355,405
Kevin W. Plouse	—	—	—	—	—	—
Joseph T. Rauschmayer	50,000	3.4	$4.40	12/20/2014	$138,357	$350,623
Clyde Raymond Wallin	200,000	13.7	$6.48	4/05/2014	$815,047	$2,065,490
	50,000	3.4	$4.40	12/20/2014	$138,357	$350,623

(1)	These options will vest at a rate of 25% of the shares subject to the option on the anniversary of the grant date, so that the option will be fully exercisable four (4) years from the grant date.

(2)	A total of 1,462,500 options were granted to employees (including the Named Executive Officers) in fiscal year 2004.

(3)	All options were granted at fair market value on the date of the grant.

(4)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of our common stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Fiscal Year-End Values
     The following table sets forth information with respect to options to purchase our common stock granted to the Named Executive Officers, including (i) the number of unexercised options outstanding at January 1, 2005; and (ii) the value of such unexercised options at January 1, 2005.
Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table

					Value of
					Unexercised In-
			Number of Securities		the-Money
	Shares		Underlying Unexercised		Options at Year-
	Acquired on	Value	Options at Year-End		End (1)
Name	Exercise	Realized (2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Walid H. Maghribi	1,126,248	$1,617,868	435,210	—	$308,870	—
Joseph T. Rauschmayer	—	—	209,375	240,625	$586,688	$470,312
Kevin W. Plouse	—	—	181,250	168,750	$285,188	$221,813
Douglas McBurnie	—	—	127,375	122,625	$398,400	$39,375
Lionel Olmer	—	—	50,623	26,375	$34,825	$21,800
Phillip A. Kagel	128,500	$396,473	—	—	—	—
Joseph Consoli	—		15,625	21,875	$44,200	$31,175
Thomas P. Redfern	—	—	5,625	24,375	—	$2,175
Clyde R. Wallin	—	—	—	250,000	—	$14,000
Richard Hawron	—	—	—	150,000	—	$11,000
John D. Arnold	—	—	—	30,000	—	$2,175
Brian Hilton	—	—	—	22,500	—	—

(1)	Value is based on the difference between the option exercise price and the fair market value of our common Stock on January 1, 2005, multiplied by the number of shares underlying the options.

(2)	Value is based on the difference between the option exercise price and the reported sales price of the shares.
Executive Employment and Severance Agreements
     We have entered into the following employment agreements with the Named Executive Officers:
     Mr. Wallin entered into an employment agreement with us on or about March 26, 2004. The employment agreement provides that Mr. Wallin will serve as our chief financial officer. Mr. Wallin may voluntarily terminate this employment at any time, with or without notice. We may terminate his employment at any time, with or without notice or cause. If we terminates Mr. Wallin’s employment without cause, and he executes, and does not revoke, a standard release in favor of Sipex, he will be entitled to continuing payments equal to his base salary for a period of six months. Pursuant to the employment agreement, Mr. Wallin’s salary is $200,000 per year. If Mr. Wallin’s employment is terminated in connection with the change in control, he will be entitled to continuing payments equal to his base salary for a period of six months and fifty (50%) percent of any unvested Options shall immediately vest and become exercisable. The amount of his annual bonus is at the sole discretion of the board of directors.
     Mr. Kagel entered into a Severance Agreement and Release agreement with us on or about April 2, 2004. We paid Mr. Kagel an amount equal to the equivalent of six (6) months of his base salary, less applicable withholding taxes. In addition, fifty (50%) percent of any unvested option shares (or 84,375) accelerated and became immediately exercisable. Mr. Kagel agreed that the foregoing consideration represented settlement in full of all outstanding obligations owed to him by Sipex.

     Mr. Maghribi entered into a Separation Agreement and Release agreement with us on or about December 17, 2004. We paid a one lump sum payment equal to the equivalent of seven and one-half (7.5) months of his base salary, less applicable withholding. Pursuant to the original terms of Mr. Maghribi’s original stock option agreements, 371,876 shares pursuant to the 2002 Stock Option Agreement and an additional 166,666 shares pursuant to the 2003 Stock Option Agreement accelerated and became immediately exercisable. Mr. Maghribi agreed that the foregoing consideration represented settlement in full of all outstanding obligations owed to him by Sipex.
     Mr. McBurnie entered into an employment agreement with us on or about December 17, 2004. The employment agreement provided that Mr. McBurnie would serve as our chief executive officer. Mr. McBurnie might voluntarily terminate this employment at any time, with or without notice. Sipex might terminate his employment at any time, with or without notice or cause. Pursuant to the employment agreement, Mr. McBurnie’s salary was $350,000 per year and was granted an option to purchase 100,000 shares of our common stock at an exercise price of $4.50 per share. The option vests as to 1/3 of the shares subject to the Option each thirty (30) days after the date of grant provided Mr. McBurnie was a service provider to Sipex on such date. The option has a ten (10) year term and is exercisable for either thirty (30) days, three (3) months or twelve (12) months following Mr. McBurnie’s termination from Sipex depending on the circumstances of his termination, as outlined in a Letter Agreement. The Letter Agreement provided that Mr. McBurnie would be an at-will employee and that he was eligible to participate in our benefits program.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
     The following table sets forth as of January 1, 2005 information to the best of our knowledge, with respect to the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) each director, or nominee for director, of Sipex, (iii) each of the executive officers named in the Summary Compensation Table under the caption “Executive Compensation Summary” below, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, the beneficial owners listed have sole voting and investment power (subject to community property laws where applicable) as to all of the shares beneficially owned by them. As of January 1, 2005, there were 35,393,892 shares of common stock outstanding.

	Total Amount and Nature of
Name and Address of Beneficial Owner (1)	Beneficial Ownership	Percent of Class
Alonim Investments, Inc.(2)	16,296,200	46.0%
237 Hymus Blvd. Montreal (Pointe-Claire), Quebec H9R 5C7 Canada
Kennedy Capital Management, Inc.(3)	3,195,154	9.0%
10829 Olive Blvd. St. Louis, MO 63141
Wasatch Advisors, Inc.(4)	1,899,690	5.4%
150 Social Hall Avenue, 4th Floor, Salt Lake city, UT 84111
Dimensional Fund Advisors(5)	1,749,910	4.9%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Walid Maghribi (6)	346,633	1.0%
Douglas M. McBurnie (7)	242,375	*
Joseph R. Rauschmayer (8)	242,541	*
Kevin Plouse (9)	221,750	*
Lionel H. Olmer (10)	52,623	*
Lee Cleveland (11)	50,000	*
Clyde R. Wallin (12)	50,000	*
Richard Hawron (13)	45,000	*
Joseph Consoli (14)	15,625	*
John Arnold (15)	11,625	*
Thomas P. Redfern (16)	5,625	*
Philip A. Kagel (17)	—	*
Brian Hilton	—	*
All directors and executive officers as a group (11 persons)	1,283,797	3.5%

*	Less than 1% of Common Stock

(1)	Unless otherwise indicated, to our knowledge, each person listed above has sole voting and investment power with respect to the shares and maintains a mailing address at: c/o SIPEX Corporation, 233 South Hillview Drive, Milpitas, CA 95035.

(2)	Based solely on information provided in a Schedule 13G/A filed with the SEC on October 20, 2004, Alonim had sole dispositive power of 16,296,200 shares and sole voting power of 16,296,200 shares.

(3)	Based solely on information provided in a Schedule 13G filed with the SEC on February 5, 2005, Kennedy Capital Management, Inc. had sole dispositive power of 3,195,154 shares.

(4)	Based solely on information provided in a Schedule 13G filed with the SEC on February 14, 2005, Wasatch Advisors, Inc. and had sole dispositive power of 1,899,690 shares, and sole voting power of 1,899,690 shares.

(5)	Based solely on information provided in a Schedule 13G/A filed with the SEC on February 9, 2005, Dimensional Fund Advisors Inc. had sole dispositive power of 1,749,910 shares and sole voting power of 1,749,910

(6)	Based on information provided in a Form 4 filed with the SEC on May 18, 2004. Any subsequent transactions were not required to be reported on a Form 4 pursuant to Section 16b-a of the SEC, and to the best of our knowledge were same-day sale transactions and did not change the number of shares owned. Also includes 302,633 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(7)	Includes 227,375 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(8)	Based on information provided in a Form 4 filed with the SEC on May 24, 2004. Also includes 238,541 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(9)	Based on information provided in a Form 4 filed with the SEC on June 14, 2004. Also includes 206,250 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(10)	Based on information provided in a Form 4 filed with the SEC on September 27, 2000. Also includes 50,623 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(11)	Includes 50,000 shares issuable for Mr. Cleveland pursuant to stock options which are exercisable prior to March 2, 2005.

(12)	Includes 50,000 shares issuable for Mr. Wallin pursuant to stock options which are exercisable prior to March 2, 2005.

(13)	Based on information provided in a Form 3 filed with the SEC on May 11, 2004. Also includes 25,000 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(14)	Includes 15,625 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(15)	Based on information provided in a Form 4 filed with the SEC on March 3, 2004. Also includes 5,625 shares issuable for Mr. Arnold pursuant to stock options which are exercisable prior to March 2, 2005.

(16)	Includes 5,625 shares issuable for Mr. Redfern pursuant to stock options which are exercisable prior to March 2, 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of January 1, 2005 about the securities authorized for issuance under our equity compensation plans, consisting of the 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	3,974,730	$6.59	321,464

Equity compensation plans not approved by stockholders	1,477,601	$4.35	—

Total	5,452,331	$5.98	321,464

     Above table does not include approved 1996 Employee Stock Purchase Plan in which 244,441 shares were available as of January 1, 2005, of which 44,441 were registered.
2000 Non-Qualified Stock Option Plan
     In April 2000, our board of directors adopted the 2000 Nonqualified Stock Option Plan pursuant to which non-statutory stock options for up to 1,000,000 shares of common stock may be granted to employees, consultants or advisors. The 2000 Nonqualified Stock Option Plan was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27892) as filed with the SEC on March 23, 2001. In October 2002, our board of directors adopted an amendment to the 2000 Nonqualified Stock Option Plan to decrease the number of shares reserved under the plan by 328,010 shares, from 1,000,000 shares to 671,990 shares.

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
Item 13. Certain Relationships and Related Transactions:
     Future Electronics Inc.
     Future is a related party and its affiliates own approximately 16.3 million shares or 46% of our outstanding common stock as of January 1, 2005. We have a distribution agreement that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide and accounted for 39%, 21% and 24% of our total net sales for the years ended January 1, 2005, December 31, 2003 and December 31, 2002, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues.
     While Future is not currently represented on our board of directors, nor do they have contractual rights to our board representation, from time to time, Future’s senior management meets with our senior management to discuss strategic direction, sales and marketing considerations and other issues facing us. In addition, Future’s sales and marketing personnel frequently meet with our sales and marketing staff regarding sales prospects and other concerns related to the market for our products in a manner consistent with Future’s practices with our other distribution partners. Future has also provided information technology, accounting and other supports to us.
     From time to time, Future provides services and/or incurs expenses on our behalf. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in our consolidated financial statements as capital contributions totaling $100,000 and $202,000 for the years ended January 1, 2005 and December 31, 2003, respectively. There was none for the year ended December 31, 2002.

     On September 27, 2002, we sold the First Note with an attached warrant to an affiliate of Future for an aggregate cash amount of $12.0 million. We sold the First Note at $10.4 million and the warrant at $1.6 million (recorded to additional paid-in capital) based upon their estimated fair values at the date of issuance using the Black-Scholes option pricing model. The First Note paid a 5.75% coupon and was convertible after one year into our common stock at a conversion price of $7.50 per share. Following the one year anniversary of the issuance of the First Note, we could require the conversion of the First Note in installments if for a period of time our common stock traded at a price in excess of 150% of the conversion price of $7.50. The private placement also included a warrant to purchase 900,000 shares of our common stock exercisable for a two-year period beginning on the one-year anniversary of the date of issuance. The exercise price for the warrant was $2.9458. The First Note was secured by a Deed of Trust on our land and building at Milpitas, California.
     On June 20, 2003, we sold the Second Note to an affiliate of Future for $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of our common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. Accordingly, in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash,” we were required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to FASB No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on our land and building at Milpitas, California as well as all of our other assets, except for our intellectual property. In connection with the issuance of the Second Note, we entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of our stock on a fully diluted basis. Also, Sipex entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of our common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all of our other stockholders.
     During the fourth quarter of 2003, we entered into an agreement with the affiliates of Future to convert the First Note and Second Note into common stock subject to obtaining regulatory approval. In connection with the agreement, we accelerated the conversion rights of the Second Note and received $3.0 million and forgiveness of interest on both notes of $411,000. As a consequence, non-cash charges of $14.1 million have been recognized as a reduction to sales in 2003 representing the fair value of the conversion rights earned by Future as well as the net cost from terminating the sales incentive feature of the Second Note (thereby vesting the conversion rights). As of December 31, 2003, affiliates of Future held approximately 8.1 million shares of our common shares or approximately 29%. Upon the regulatory approval in February 2004, the affiliates of Future exercised their conversion rights to exchange both the First Note and the Second Note for 4.6 million of our common shares. As a result of the conversion, all the related collateral and sales incentives had been waived. The warrant to purchase 900,000 shares of our common stock for $2.9458 per share had not been exercised as of December 31, 2003.
     During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into our common stock for an additional 4.6 million shares, bringing their ownership up to 12.7 million shares, or approximately 39% of our outstanding capital stock. On August 5, 2004, the affiliates of Future exercised a warrant to purchase 900,000 shares of our common stock. The warrant was issued to the affiliates of Future in conjunction with the $12 million convertible note issued in 2002, which was converted into our common stock in February 2004. In connection with the warrant exercise, we agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of our issued and outstanding voting capital stock and (ii) 42.5% of our issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of our voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). On August 9, 2004, the affiliates purchased 2.5 million shares of our common stock on the open market. As of January 1, 2005, affiliates of Future, our largest distributor, held approximately 16.3 million shares, or approximately 46%, of our outstanding common stock.
     For the year ended January 1, 2005 and December 31, 2003, we recorded interest expense related to the debt with Future totaling $58,000 and $1.0 million, respectively.
     On January 19, 2006, we announced the completion of a $7.0 million private loan financing in which we issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future. The note was secured by a deed of trust on our headquarters property located in Milpitas, California. Accrued interest on the note was convertible into our common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note could require repayment of the note in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and payable at maturity. The note was repaid in March 2006. (See Note 3 to our consolidated financial statements regarding Related Parties).
     On May 16, 2006, we placed $30.0 million of our 5.5% Convertible Senior Notes due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act. Rodfre purchased 50% of the Convertible Senior 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. We may pay interest in cash or, solely at our option, in shares of our common stock. The 2006 Notes are convertible into our common stock at any time prior to maturity, initially at a conversion price of $2.68 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. If fully converted, the principal amount of the 2006 Notes would convert into 11,194,030 shares of our common stock, out of which 5,597,015 shares would be owned by Rodfre.
     As part of the foregoing transaction, we issued warrants to purchase an aggregate of 1,679,104 shares of our common stock to the investors, including warrants for 839,552 shares issued to Rodfre. Each warrant is exercisable for one share of our common stock at an initial exercise price of $3.216 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated at our option.
     A more detailed description of the terms of the $30.0 million Note is described in Note 16 to consolidated financial statements relating to subsequent events.
Item 14. Principal Accounting Fees and Services
Fees Paid to Deloitte & Touche LLP
     Deloitte & Touche LLP, an independent registered public accounting firm, has been our auditors since 2003. The aggregate fees billed or to be billed for the following professional services are as follows (in thousands):

Deloitte & Touche LLP	2004	2003
Audit fees (1)	$2,384	$921
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other Fees (4)	7	3

Total	$2,391	$924

(1)	Audit fees are for professional services rendered in connection with the audit of our annual financial statements and the review of our quarterly financial statements.

(2)	Deloitte & Touche LLP did not perform any audit related services for both fiscal years of 2004 and 2003.

(3)	Deloitte & Touche LLP did not perform any tax services during the fiscal years of 2004 or 2003.

(4)	All other fees are for professional services rendered other than audit, audit-related or tax fees. For the fiscal year of 2004, the fees were primarily for a Form S-8 filing. The fees for the fiscal year of 2003 were primarily for Sarbanes-Oxley readiness.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
     In accordance with the charter of our audit committee, it pre-approves all audit and non-audit services provided by our independent auditors, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. Our audit committee considers whether such audit or non-audit services are consistent with the SEC’s rules on auditor independence. The audit committee has determined that the services provided by Deloitte & Touche as set forth herein are compatible with maintaining Deloitte & Touche’s independence.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:
     (a) The following documents are filed as part of this annual report on Form 10-K:
1.	Consolidated Financial Statements. The following consolidated financial statements and Reports of Independent Registered Public Accounting Firms are incorporated in Item 8 of this report.
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at January 1, 2005 and December 31, 2003 (restated)
Consolidated Statements of Operations for the Years Ended January 1, 2005 and December 31, 2003 (restated) and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended January 1, 2005 and December 31, 2003 (restated) and 2002
Consolidated Statements of Cash Flows for the Years Ended January 1, 2005 and December 31, 2003 (restated) and 2002
Notes to consolidated financial statements
2.	Consolidated Financial Statement Schedules. Consolidated financial statement schedules have been omitted because they are either not required or are included in the consolidated financial statements or the notes thereto.

3.	Exhibit: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 17, 2006.

SIPEX CORPORATION

By:	/s/ RALPH SCHMITT
Ralph Schmitt
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ RALPH SCHMITT Ralph Schmitt	Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2006

/s/ CLYDE R. WALLIN Clyde R. Wallin	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	August 17, 2006

/s/ JOHN D. ARNOLD John D. Arnold	Director	August 17, 2006

/s/ JOSEPH C. CONSOLI Joseph C. Consoli	Director	August 17, 2006

/s/ BRIAN HILTON Brian Hilton	Chairman of the Board of Directors	August 17, 2006

/s/ DOUGLAS M. MCBURNIE Douglas M. McBurnie	Director	August 17, 2006

/s/ Lionel H. Olmer Lionel H. Olmer	Director	August 17, 2006

/s/ THOMAS P. REDFERN Thomas P. Redfern	Director	August 17, 2006

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

2.2	Amendment No. 1 to the Agreement and Plan of Reorganization dated November 23, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)

3.2	Bylaws (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)

4.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.1**	1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.2**	1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.3**	1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.4**	1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.5**	1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.6	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.7**	1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.8**	Employment Agreement dated August 19, 2002 by and between the Company and Walid Maghribi (filed as Exhibit 99.1 to the Company’s 8K filed on August 23, 2002, and incorporated herein by reference)

10.9**	Employment Agreement, as of the 14th day of May, 1999, between the Company and James E. Donegan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.10**	Employment Agreement, as of the 14th day of May, 1999, between the Company and Raymond W.B. Chow (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.11	Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.12	Form of Sales Representative Agreement (previously filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.13**	1997 Incentive Stock Option Plan (filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)

10.14**	Sipex Corporation 1999 Stock Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference)

10.15*	License Agreement between Timex Corporation and Sipex Corporation dated July 1, 1997 (previously filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

Exhibit
Number	Description

10.16**	Employment Agreement, dated as of the 9th day of August, 1999 between the Company and Stephen E. Parks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.17**	2000 Non-Qualified Stock Option Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

10.18**	2002 Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 73880, and incorporated herein by reference)

10.19	Deed of Reconveyance and Termination of Lease (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

10.20**	Employment Agreement dated February 2, 2003 by and between the Company and Phillip A. Kagel (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.21**	Employment Agreement dated September 11, 2002 by and between the Company and Joseph T. Rauschmayer (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.22**	Employment Agreement dated August 23, 2002 by and between the Company and Kevin Plouse (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.23	Securities Purchase Agreement dated as of September 27, 2002, by and between the Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.2 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference)

10.24	Sipex Corporation 5.75% Convertible Secured Note due 2007 (filed as Exhibit 99.3 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference)

10.25	Warrant to purchase 900,000 shares of common stock issued to S&F Financial Holdings, Inc. (filed as Exhibit 99.4 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)

10.26	Deed of Trust with Assignment of Rents dated as of September 27, 2002, between the Company, First America Title Insurance Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.5 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)

10.27	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.28	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.29	Securities Purchase Agreement dated as of May 27, 2003, by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.30	Form of Company Convertible Secured Note to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.31	Form of Registration and Standstill Agreement by and between the Company and Alonim Investments Inc., and its affiliates which are signatories thereto, namely: Future Electronics Inc., and S&F Financial Holdings Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.32	Form of Voting Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.33	Form of Security Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.34	Form of Deed of Trust to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.35	Modification Agreement dated as of December 23, 2003 by and among the Company and Rodfre Lending LLC and certain of its affiliates (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 24, 2003)

Exhibit
Number	Description

10.36**	Separation Agreement and Release as of 12/17/04 (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on 12/23/04 and incorporated herein by reference) with Mr. Maghribi the former President and Chief Executive Officer of Sipex and a former member of the Board of Directors of Sipex

10.37**	Letter agreement as of 12/17/04 (previously filed as Exhibit 99.3 to the Company’s Form 8-K filed on 12/23/04 and incorporated herein by reference) concerning the terms of Mr. McBurnie’s employment with Sipex

21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.