Form 10-Q
period 2005-04-02
SIPEX CORP
filed 2006-08-17
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-27892
Sipex Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-6135748 (IRS Employer Identification No.)
233 South Hillview Drive,
Milpitas, California 95035
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(408) 934-7500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one:).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.01 par value, as of the latest practicable date.

Class Common Stock	Outstanding at August 15, 2006 35,550,378

EXPLANATORY NOTE
     On January 20, 2005, we announced that our audit committee had commenced an internal investigation over the possible improper recognition of revenue on sales for which price protection, stock rotation and return rights might have been granted. As a result of this investigation, we restated our previously reported results of operations for the fiscal year ended December 31, 2003 and restated quarterly information for all fiscal quarters in the year ended December 31, 2003 and the fiscal quarters ended April 3, 2004, July 3, 2004 and October 2, 2004 in our annual report on Form 10-K for the year ended January 1, 2005.
     In addition, because of the internal investigation we delayed the timely filing of our Forms 10-K for the fiscal years ended January 1, 2005 and December 31, 2005, this quarterly report and our quarterly reports on Forms 10-Q for the periods ended July 2, 2005, October 1, 2005, April 1, 2006 and July 1, 2006.
     We are also filing our annual reports on Form 10-K for the years ended January 1, 2005 and December 31, 2005 and our quarterly reports on Forms 10-Q for the periods ended July 2, 2005 and October 1, 2005 concurrently with this quarterly report.

SIPEX CORPORATION
FORM 10-Q
THREE MONTHS ENDED APRIL 2, 2005

i

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,096	$15,523
Restricted cash	668	613
Short-term investment securities	596	249
Accounts receivable, less allowances of $686 and $1,143 at April 2, 2005 and January 1, 2005, respectively	6,001	7,597
Accounts receivable, related party, less allowances of $271 at April 2, 2005 and January 1, 2005 (Note 6)	2,829	2,311
Inventories	14,351	13,141
Prepaid expenses and other current assets	1,086	1,604

Total current assets	34,627	41,038
Property, plant, and equipment, net	43,860	45,318
Restricted cash — noncurrent	1,170	1,225
Other assets	467	485

Total assets	$80,124	$88,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,040	$10,863
Accrued expenses	5,888	5,855
Accrued restructuring costs	596	566
Deferred income, related party	5,448	5,874
Deferred income, other	3,468	3,534

Total current liabilities	23,440	26,692
Long-term accrued restructuring costs	1,134	1,281
Other long-term liabilities	33	13

Total liabilities	24,607	27,986

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; and 35,550 issued and outstanding at April 2, 2005 and 35,394 issued and outstanding at January 1, 2005	355	354
Additional paid-in capital	223,957	223,479
Accumulated deficit	(168,776)	(163,734)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	55,517	60,080

Total liabilities and stockholders’ equity	$80,124	$88,066

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
		April 3, 2004
	April 2, 2005	(Restated)
Net sales	$11,807	$10,932
Net sales, related party (Note 6)	7,920	7,219

Total net sales	19,727	18,151

Cost of sales	9,346	10,286
Cost of sales, related party	5,004	4,786

Total cost of sales	14,350	15,072

Gross profit	5,377	3,079

Operating expenses:
Research and development	3,852	3,654
Marketing and selling	2,577	2,040
General and administrative	4,086	2,616
Restructuring	12	(18)

Total operating expenses	10,527	8,292

Loss from operations	(5,150)	(5,213)

Other income (expense):
Interest income	85	45
Interest expense	(12)	(98)
Other income, net	47	55

Total other income, net	120	2

Loss before income tax expense	(5,030)	(5,211)
Income tax expense	12	31

Net loss	$(5,042)	$(5,242)

Net loss per common share — basic and diluted	$(0.14)	$(0.17)

Weighted average common shares outstanding — basic and diluted	35,525	30,649
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
		April 3, 2004
	April 2, 2005	(Restated)
Operating activities:
Net loss	$(5,042)	$(5,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,538	1,813
Provision for inventories	644	521
Provision for restructuring charges	12	(18)
Amortization of discount and issuance costs on notes payable	—	57
Provision for uncollectible receivables and sales returns and allowances	434	321
Consulting services provided by related party	17	25
Changes in assets and liabilities:
Accounts receivable	644	19
Inventories	(1,854)	(563)
Prepaid expenses and other current assets	297	387
Other assets	18	(19)
Accounts payable	(2,747)	756
Accrued expenses	33	90
Accrued restructuring costs	(129)	(107)
Deferred income	(492)	626
Other long-term liabilities	20	(2)

Net cash used in operating activities	(6,607)	(1,336)

Investing activities:
Proceeds from maturity of short-term investment securities	249	3,000
Purchase of short-term investment securities	(596)	(1,006)
Purchase of property, plant, and equipment	(156)	(990)

Net cash provided by (used in) investing activities	(503)	1,004

Financing activities:
Proceeds from issuance of common stock under employee stock plans	683	153
Legal fees for conversion of convertible debt to common stock	—	(42)

Net cash provided by financing activities	683	111

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	6

Decrease in cash and cash equivalents	(6,427)	(215)
Cash and cash equivalents at beginning of period	15,523	18,338

Cash and cash equivalents at end of period	$9,096	$18,123

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$37	$587

Conversion of convertible debt to common stock	$—	$21,177

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Description of Business and Basis of Presentation
     Description of Business
     Based in Milpitas, California, Sipex Corporation (“Sipex” or the “Company”) was incorporated in May 1965 under the laws of the State of Massachusetts. The state of incorporation from Massachusetts was changed to Delaware in October 2003. Sipex designs, manufactures and markets high performance, analog integrated circuits or “ICs” that primarily are used by original equipment manufacturers, or OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Some of the end product applications that contain Sipex’s ICs are cellular phones, base stations, computers, DVD players, and digital cameras. Sipex’s products are sold either directly or through an international network of manufacturers’ representatives and distributors.
     The Company’s wafer fabrication facility in Milpitas, California along with a number of third-party contractors fabricate, package and test its ICs. In an effort to achieve significant cost savings, in the third quarter of 2005 Sipex decided to close down the Milpitas wafer fabrication facility and transfer the IC manufacturing processes from there to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd. (“Silan”) in Hangzhou, China and a wafer fabrication facility operated by Episil Technologies, Inc. in Taiwan. Definitive agreements regarding this transfer were entered into in February 2006, and the transition is expected to be completed by the end of September 2006.
     Basis of Presentation and Significant Accounting Policies
     The accompanying interim unaudited condensed consolidated financial statements have been prepared by Sipex Corporation without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sipex GmbH and Sipex Nippon. All significant inter-company accounts and transactions have been eliminated in consolidation.
     Effective January 1, 2004, the Company’s fiscal year was changed from a calendar year end to a 52 or 53-week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the first quarter of fiscal year 2005 included 91 days from January 2, 2005 to April 2, 2005 and the first quarter of fiscal year 2004 included 94 days from January 1, 2004 to April 3, 2004.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. The results of operations for the three months ended April 2, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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

     Through the year ended December 31, 2002, the Company recognized revenue from distributors other than Future Electronics Inc. (“Future”) upon title transfer and shipment because these customers had no price protection and had limited return rights. Distributors were permitted to return products limited to a percentage of their purchases over a specified period of time. The Company was able to estimate and establish appropriate reserves for future returns from these distributors, and historically the Company received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed. Starting in the first fiscal quarter of 2003, the Company began entering into arrangements that were not within the original contractual distributor agreements in that the Company allowed return rights and other concessions beyond the levels provided in the distributor agreements. Due to this change in customer arrangements, Company management concluded it is unable to reasonably estimate sales returns for arrangements with its distributors. This change was accounted for as a change in estimate effective January 1, 2003, and resulted in sales and related cost of sales on shipments to distributors being deferred until the resale to the end customer.
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
Note 2 — Restatement
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended April 3, 2004, management determined that such condensed consolidated financial statements should be restated to correct errors primarily related to revenue recognition. As a result, the Company’s condensed consolidated financial statements for the three months ended April 3, 2004 have been restated.

     Previously, the Company’s revenue recognition policy was to record revenue upon shipment to its distributors (the “ship-to method”) other than Future Electronics Inc. (“Future”). Subsequent to the issuance of the Company’s April 3, 2004 quarterly financial statements, the Company’s management became aware of certain sales return provisions that had been provided to distributors for arrangements entered into after January 1, 2003. The Audit Committee was informed by certain members of the management that these provisions were granted and an investigation was performed. Upon conclusion of the investigation, Company management determined that the sales returns provisions granted impacted their ability to reasonably estimate the sales returns reserve. As the Company could not estimate the sales returns reserve, the Company concluded that revenue for these transactions could not be recognized upon shipment to the distributors, and should have been deferred until the resale of the products to the end customers (the “sell-through method”). The impact on the financial statements for correcting these errors primarily resulted in deferring revenue that was previously recognized until later periods and in certain cases permanent reductions in revenue.
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
     The following are the restated operating results for the three months ended April 3, 2004 (in thousands, except net loss per share data):

	Three Months Ended April 3, 2004
	Previously Reported	Restated	Net Adjustment
Net sales	$10,527	$10,932	$405
Net sales, related party	7,570	7,219	(351)

Total net sales	18,097	18,151	54

Cost of sales	8,955	10,286	1,331
Cost of sales, related party	4,594	4,786	192

Total cost of sales	13,549	15,072	1,523

Gross profit	4,548	3,079	(1,469)
Research and development	3,560	3,654	94
Marketing and selling	1,975	2,040	65
General and administrative	2,728	2,616	(112)
Restructuring	—	(18)	(18)

Total operating expenses	8,263	8,292	29

Loss from operations	(3,715)	(5,213)	(1,498)
Total other income, net	5	2	(3)
Income tax expense	31	31	—

Net loss	$(3,741)	$(5,242)	$(1,501)

Net loss per common share — basic and diluted	$(0.12)	$(0.17)	$(0.05)
Note 3 — Recent Accounting Pronouncements
     In March 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 03-1, or EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company’s consolidated financial statements.
     In October 2004, the FASB approved EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” which addresses an issue in the application of paragraph 19 of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and related information. EITF 04-10 is effective for fiscal years ending after September 15, 2005. The adoption of this issue did not have a material impact to the disclosures relating to the Company’s consolidated financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for us is January 1, 2006. Due to the anticipated increase in stock compensation expense, Sipex expects the adoption to have a significant impact on the Company’s consolidated operating results.
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
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (APB) No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (2) the transactions lack commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.
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
     In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1),” which replaces the measurement and recognition guidance set forth in the EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on investment impairment. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. Sipex adopted the provisions of FSP 115-1 beginning on January 1, 2006, and the adoption did not have a material impact on the Company’s financial condition or results of operations.
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
Note 4 — Stock-Based Compensation
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
     The Company’s pro forma information for the three months ended April 2, 2005 and April 3, 2004 is as follows (in thousands, except per share data):

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Net loss, as reported	$(5,042)	$(5,242)
Add employee stock-based compensation included in reported net loss	—	—
Less employee stock-based compensation expense determined under the fair value method for all awards	(1,235)	(1,759)

Pro forma net loss	$(6,277)	$(7,001)

Net loss per share:
Basic and diluted — as reported	$(0.14)	$(0.17)
Basic and diluted — pro forma	$(0.18)	$(0.23)

     For pro forma net loss computation, the fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Expected life of options	4 years	5 years
Volatility	75%	63%
Risk-free interest rate	3.7%	3.0%
Dividend yield	—	—
     The weighted fair value of options for the quarters ended April 2, 2005 and April 3, 2004 was $1.41 and $4.37, respectively. There were no purchases of common stock made under the Company’s Employee Stock Purchase Plan in the first quarters of 2005 and 2004.
Note 5 — Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net a loss for the three months ended April 2, 2005 and April 3, 2004, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.
     Approximately 5,405,000 stock option shares were outstanding with an average exercise price of $5.74 per share as of April 2, 2005 compared to approximately 6,478,000 stock option shares with an average exercise price $5.52 per share at April 3, 2004.
Note 6 — Related Party Transactions
     Future is a related party as its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of April 2, 2005. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 39% of its total net sales for the year ended January 1, 2005, and 40% of the Company’s net sales during both the three months ended April 2, 2005 and April 3, 2004. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions totaling $17,000 and $25,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.
     As discussed in Note 14, on January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex common stock. The loan was repaid in March 2006 (See Note 14).
     Also as discussed in Note 14, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes (the “2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act. Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006.
     For the three months ended April 2, 2005, Sipex did not record any interest expense related to the debt with Future as both convertible notes were subsequently extinguished and converted into 4.6 million of the Company’s common shares as of February 18, 2004. For the three months ended April 3, 2004, Sipex recorded interest expense related to the debt with Future totaling $58,000.

Note 7 — Restructuring
     The Company has established a restructuring reserve relating to the unused portion of its leased facility in Billerica, Massachusetts. For the three months ended April 2, 2005, the Company utilized $173,000 of restructuring reserves, which was primarily lease costs associated with the unused portion of the Billerica facility.
     Below is a summary of the activities related to accrued restructuring charges for the three months ended April 2, 2005 (in thousands):

Restructuring
Costs
Accrual balance, January 1, 2005	$1,847
Incurred in 2005	—
Charges utilized	(173)
Sub-lease income received	44
Adjustments to accrual	12

Accrual balance, April 2, 2005	$1,730

Note 8 — Comprehensive Loss
     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. Sipex’s “other comprehensive loss” consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three months ended April 2, 2005 and April 3, 2004.
     The following table provides the comprehensive loss information (in thousands):

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Net loss	$(5,042)	$(5,242)
Other comprehensive loss:
Foreign currency translation adjustment	—	6

Comprehensive loss	$(5,042)	$(5,236)

Note 9 — Inventories
     Inventories are as follows (in thousands):

	April 2, 2005	January 1, 2005
Raw materials	$299	$482
Work-in-process	10,038	9,512
Finished goods	4,014	3,147

Total	$14,351	$13,141

Note 10 — Accrued Expenses
     Accrued expenses are as follows (in thousands):

	April 2, 2005	January 1, 2005
Accrued compensation and benefits	$2,360	$2,177
Accrued audit fees	1,443	1,643
Accrued royalties	561	711
Accrued legal fees	352	158
Accrued commissions	344	318
Accrued warranty	167	228
Other	661	620

Total	$5,888	$5,855

Note 11 — Accrued Warranty
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
     The following table summarizes the activity in the warranty reserve for the three months ended April 2, 2005 and April 3, 2004 (in thousands):

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Beginning accrued warranty	$228	$195
Warranty claims	(16)	(45)
Accruals for the period	(45)	53

Ending accrued warranty	$167	$203

Note 12 — Segment Information and Major Customers
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

     The disaggregated information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Interface	$9,925	$10,075
Optical Storage	5,101	1,907
Power Management	4,701	5,776
Other*	—	393

Total net sales	$19,727	$18,151

*	Includes Legacy and other discontinued products.
     Although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany, Canada and Belgium, substantially all the Company’s long-lived assets reside in the United States.
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Japan	$5,578	$3,169
United States	3,862	3,292
United Kingdom	2,904	2,359
Singapore	2,039	2,191
Taiwan	2,030	3,229
China	1,522	1,260
Asia, other than China, Japan, Taiwan, & Singapore	344	799
Rest of the world	1,448	1,852

Total net sales	$19,727	$18,151

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales
	For the Three Months Ended		% of Total Gross Accounts Receivable
	April 2, 2005	April 3, 2004	April 2, 2005	January 1, 2005
Future, a related party	40%	40%	32%	23%
Microtek, Inc.	23%	*	*	23%
Komatsu	*	*	11%	*

*	Less than 10%
Note 13 — Commitments and Contingencies
     Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of April 2, 2005, the minimum purchase commitment with PolarFab was approximately $3.3 million for the following twelve months.

     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of April 2, 2005, restricted cash consisted of $1.8 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement which is included in the condensed consolidated balance sheet. The agreement expires on January 1, 2008.
     Contingencies
     Under the terms and conditions of the Company’s sales agreements, Sipex has offered limited intellectual property indemnification to its customers. The indemnity limits the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Historically, payments made by the Company for this type of claim have not had a material impact on its operating results or financial position, and the Company is not aware of any significant or potential claims under the agreements.
     Pending Litigation
     The Company is also subject to legal proceedings, claims, and litigation arising in the course of business. The Company defends itself vigorously against any such claims. The outcome of unresolved matters related to the Company’s legal proceedings, claims and litigation is currently not determinable, and an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
     The securities class action suits were filed on behalf of the purchasers of Sipex’s common stock in various class periods, beginning on or about April 10, 2003 and ending on January 20, 2005. The plaintiffs in these cases alleged, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there-under, and sought unspecified monetary damages and other relief against all defendants. Specifically, the complaints alleged that Sipex and the individual defendants made false or misleading public statements regarding its financial results during the class periods.
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
     On January 18, 2006, the Court preliminarily approved the settlement of the class action lawsuit. The settlement provides for a payment of $6.0 million to the plaintiffs and will be entirely funded by proceeds from the Company’s directors’ and officers’ insurance policy. The specific terms for distribution of the settlement fund to class members were disclosed in a notice which was sent to the class members. On April 6, 2006, the United States District Court for the Northern District of California, San Francisco, approved the final settlement of the securities class action lawsuit.

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
     DiPietro v. Sipex
     In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex Corp.) brought an action against Sipex for his severance benefits. Sipex counterclaimed for approximately $150,000 which was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro under the promissory note). In June 2005, the Middlesex Superior Court granted both Sipex’s Motions for Summary Judgment. As a result, Mr. DiPietro was ordered to pay Sipex $149,486 plus costs and interest which has now appreciated to approximately $204,000 as of June 2006. Interest is added to this amount at twelve (12%) percent per year. Mr. DiPietro filed a notice of appeal on July 19, 2005. In addition, the court has required Mr. DiPietro to post a bond in the amount of $150,000.
Note 14 — Subsequent Events
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

     On July 21, 2005, Sipex entered into a Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement provides for a secured revolving line of credit with an aggregate principal amount of up to $5.0 million, which may be used to borrow revolving loans or to issue lines of credit on the Company’s behalf. The Company has granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties of the Loan and Security Agreement. Advances accrue interest on the outstanding principal balance at an annual interest rate equal to Silicon Valley Bank’s prime rate. The Loan and Security Agreement matured on July 20, 2006, (see “Amendment No. 5” below) at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The Loan and Security Agreement requires the Company to comply with a minimum cash-flow ratio and retain a minimum net worth. The Loan and Security Agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the Loan and Security Agreement contains negative covenants limiting the Company’s ability to dispose of assets, change its business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The Loan and Security Agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0 % and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of the Company’s obligations under the Loan and Security Agreement.
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
     On January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which Sipex issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future. The Note was secured by a deed of trust on the Company’s headquarters property located in Milpitas, California. Accrued interest on the Note was convertible into Sipex’s common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note can require repayment of the note in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and payable at maturity. This loan was subsequently terminated and paid off in cash during March 2006 as described below.
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
     The Process Technology Transfer and License Agreement contemplates the transfer of eight (8) of Sipex’s processes to Silan. After this transfer, Silan will commence the implementation of these processes. Silan will deliver process qualification wafers to Sipex. Process qualification shall be deemed to have occurred when Sipex confirms to Silan that the process qualification wafers conform to Sipex’s specifications. Once Sipex confirms to Silan that the process qualification wafers conform to Sipex’s specifications, Silan shall manufacture and deliver product qualification wafers to Sipex. If such product qualification wafers achieve product qualification, Sipex shall notify Silan thereof and the relevant Sipex product shall be deemed to be qualified and Silan shall commence the commercial manufacture and supply of such Sipex product. Subject to Sipex’s option to suspend in whole or in part its purchase commitment if Silan fails to meet any requirements under the wafer supply agreement, Sipex shall order an average of at least one thousand (1000) equivalent wafers per week, calculated on a quarterly basis, for two years.
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
     On May 16, 2006, the Company placed $30.0 million of 5.5% Convertible Senior Notes due 2026 in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15,000,000 aggregate principal amount being sold in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. The company intends to use the net proceeds from the private placement for general corporate purposes. The 2006 Notes bear interest of 5.5% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2006, and mature on May 18, 2026. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the 2006 Notes would convert into approximately 11,194,030 shares of the Company’s common stock. At any time following the effectiveness of a registration statement related to the resale of the common stock issuable upon the conversion of the 2006 Notes, the Company may, subject to certain conditions, elect to automatically convert the 2006 Notes into common stock if the average price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days during any consecutive 30 trading-day period, ending within 5 days of the notice of automatic conversion. The Company has the right to redeem the 2006 Notes at par plus accrued interest at anytime after May 15, 2009 and the purchasers have the right to require us to repurchase the 2006 Notes at par plus accrued interest on May 15 in 2011, 2016 and 2021.
     The Company also issued to the purchasers of the 2006 Notes warrants to purchase an aggregate of 1,679,104 shares of common stock of the Company at a rate of 55.97 warrants per $1,000 of principal amount of 2006 Notes purchased. The warrants are exercisable at $3.216 per share and expire in 2011. The Company has also agreed to file, by August 15, 2006, a registration statement with the Securities and Exchange Commission covering the resale of the 2006 Notes, the warrants and the common stock issuable upon conversion of the 2006 Notes and exercise of the warrants.
     Upon issuance of the 2006 Notes, it is expected that a beneficial conversion feature will be recorded which will result in an increase in additional paid-in capital with a corresponding increase to debt discount to be amortized as interest expense. The Company is in the process of estimating the value of the beneficial conversion feature.
     In connection with the issuance of the $30.0 million 2006 Notes, on May 18, 2006, Sipex entered into Amendment No. 4 to the Loan and Security Agreement with Silicon Valley Bank dated July 21, 2005 (as amended by Amendment No. 1 dated October 7, 2005, Amendment No. 2 dated November 10, 2005 and Amendment No. 3 dated January 19, 2006). Amendment No. 4 modifies the Loan and Security Agreement to permit the 2006 Note transaction and the scheduled cash interest payments.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on Item 1A of Part II in this document. The terms “Sipex,” “the Company,” “we,” “us,” “its” and “our” as used in this Form 10-Q refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
Available Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available on our website at www.sipex.com/investor when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the Uniform Resource Locators (URLs) for these websites are intended to be inactive textual references only.
     As discussed in Note 2 to the condensed consolidated financial statements, our financial statements for the three months ended April 3, 2004 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
Overview
     On June 21, 2005, a Nasdaq Listings Qualification Panel, or the Panel, notified us that the Panel had denied our request for continued inclusion on the Nasdaq Global Market. Our common stock was delisted from the Nasdaq Global Market effective with the beginning of trading on June 23, 2005.
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
     Net sales for the first quarter of 2005 were $19.7 million, an increase of $1.6 million or 8.7% from our sales of $18.2 million for the same period in 2004. The increase was primarily due to higher sales of optical storage products, partly offset by a decline in the sale of power management and interface products. Sales of optical storage products during the first quarter of 2005 increased by $3.2 million or 167% from the prior year quarter while sales of power management and interface products decreased by $1.1 million and $150,000, respectively, from the first quarter of 2004. Sales of optical storage products increased mainly as a result of a ramp up in demand for certain high volume products for key customers against a very early stage of product life cycle in the first quarter of 2004. Sales of power management and interface products declined by 19% and 1%, respectively, attributed primarily to the weakness in the demand for our products.
     Our overall gross profit was 27.3% of net sales, or $5.4 million in the first quarter of 2005 compared to 17.0% of net sales or $3.1 million during the first quarter of 2004. The increase was primarily attributable to the sales growth in optical storage products as well as improvements in manufacturing yields. Looking forward, we expect to convert to a fully fabless manufacturing model by the end of September of 2006. The Milpitas wafer fabrication facility will be closed and production will be transferred to subcontractors in China and Taiwan.
     As of April 2, 2005, we had available funds of $9.7 million consisting of cash and cash equivalents of $9.1 million and short-term investments of $596,000, as compared to $15.8 million at January 1, 2005. The decrease of $6.1 million was used principally to fund our ongoing operations.
Restructuring
     During the fourth quarter of 2003, we established a $1.0 million restructuring reserve for our facility in Billerica, Massachusetts. This followed our 2002 restructuring initiative in which we transferred our back end test operations to Asia in the first quarter of 2003 and began to integrate other support activities to Milpitas, California. By the fourth quarter of 2003 we had vacated and segregated approximately 75% of the Billerica, Massachusetts facility and are seeking a lessee for this unoccupied space. The restructuring reserve represents the present value of future lease payments subsequent to abandonment less any estimated sublease income net of associated costs. To estimate future sublease income, we worked with an independent broker to estimate the length of time to sublease the facility and the total amount to be received. However, our estimates of expected sublease income could change in the future based on factors that affect our ability to sublease this facility such as general economic conditions and the real estate market, among others. During the third quarter of 2004, we entered into a sublease arrangement for a portion of the facility and decided to relocate additional personnel to Milpitas, California. This resulted in additional restructuring costs of $1.9 million for future lease payments, severance payments and write-off of leasehold improvements in Billerica. For the three months ended April 2, 2005, we utilized $173,000 of restructuring reserves, which was primarily the lease costs associated with the unused portion of our Billerica facility. At April 2, 2005, total accrued restructuring cost was $1.7 million.

Results of Operations
     The table below presents the statements of operations for the three months ended April 2, 2005 and April 3, 2004, as a percentage of net sales:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%
Cost of sales	72.7	83.0

Gross profit	27.3	17.0
Operating expenses:
Research and development	19.5	20.2
Marketing and selling	13.1	11.2
General and administrative	20.7	14.4
Restructuring	0.1	(0.1)

Total operating expenses	53.4	45.7

Loss from operations	(26.1)	(28.7)
Other expense, net	0.6	0.0

Loss before income taxes	(25.5)%	(28.7)%

Net Sales
     Net sales for the first quarter of 2005 were $19.7 million, an increase of $1.6 million or 8.7% from our sales of $18.2 million for the same period in 2004. The increase was primarily due to higher sales of optical storage products, partly offset by a decline in the sale of power management and interface products. Sales of optical storage products during the first quarter of 2005 increased by $3.2 million or 167% from the prior year quarter while sales of power management and interface products decreased by $1.1 million and $0.2 million, respectively, from the first quarter of 2004. Sales of optical storage products increased mainly as a result of a ramp up in demand for certain high volume products for key customers against a very early stage of product life cycle in the first quarter of 2004. Sales of power management and interface products declined by 19% and 1%, respectively, attributed primarily to the weakness in the demand for our products.
     Geographically, sales of products in the United States increased by 17% to $3.9 million in the first quarter of 2005 compared to $3.3 million in the year ago period. Net sales in Japan increased by 76% to $5.6 million for the three months ended April 2, 2005 as compared to $3.2 million during the corresponding period in 2004. This increase was primarily driven by higher demand for optical storage products. Net sales in Asia, other than Japan, decreased by 21% in the first quarter of 2005, as compared to the first quarter of 2004, primarily as a result of lower sales of power management products in Taiwan. Our international sales made up 80% and 82% of our total net sales for the first quarter of 2005 and 2004, respectively (See Note 12 to condensed consolidated financial statements for details).
Gross Profit
     Our overall gross profit was 27.3% of net sales, or $5.4 million in the first quarter of 2005 compared to 17.0% of net sales or $3.1 million during the first quarter of 2004. The increase was primarily attributable to the sales growth in optical storage products as well as improvements in manufacturing yields. Looking forward, we expect to convert to a fully fabless manufacturing model by the end of September of 2006. The Milpitas wafer fabrication facility will be closed and production will be transferred to subcontractors in China and Taiwan.
Research and Development
     Research and development expenses were $3.9 million and $3.7 million for the first quarter of 2005 and 2004, respectively. The increase resulted primarily from an increase in product development cost, and an increase in spending for outside engineering design services consulting, partly offset by decreases in salaries, depreciation, and other engineering expenses. These increases resulted from higher spending for new product development and process improvement activities. As a percentage of net sales, research and development expenses decreased slightly to 19.5% for the first quarter of 2005 as compared to 20.2% for the same quarter in 2004. This percentage decrease was primarily attributable to the increase in net sales year over year, as research and development spending in total only increased slightly year over year.

Marketing and Selling
     Marketing and selling expenses were $2.6 million and $2.0 million for the first quarter of 2005 and 2004, respectively. The increase was primarily attributable to higher salaries, benefits and travel related expenses driven by additional sales and marketing headcount compared to the corresponding period of 2004. As a percentage of net sales, marketing and sales were higher in the first quarter of 2005 compared to the corresponding period of 2004, or 13.1% and 11.2%, respectively. These percentage and absolute dollar increases were primarily driven by higher spending on headcount in marketing and sales as well as additional expenses incurred in sales and marketing programs during the first quarter of 2005.
General and Administrative
     General and administrative expenses were $4.1 million and $2.6 million for the first quarter of 2005 and 2004, respectively. The increase was primarily driven by higher legal and forensic accounting fees incurred primarily for the internal investigation relating to the restatement of our prior years’ financial statements. This was partly offset by decreases in salaries and benefits, depreciation and bad debts expenses. As a percentage of sales, general and administrative expense increased from 14.4% in the first quarter of 2004 to 20.7% in the first quarter of 2005 driven principally by faster spending growth relative to sales growth.
Restructuring
     No significant restructuring costs were incurred during the first quarter of 2005.
Other Income, Net
     Other income (expense), net, was $120,000 and $2,000 in the first quarter of 2005 and 2004, respectively. The increase was primarily attributable to a decrease in interest expense related to the convertible debt issued to the affiliates of Future which was converted to our common stock in February of 2004.
Income Tax Expense
     Income tax expense consisted principally of accruals for income taxes relating to our international locations. This amounted to $12,000 and $31,000 during the first quarter of 2005 and 2004, respectively.
Liquidity and Capital Resources
     As of April 2, 2005, we had available funds of $9.7 million consisting of cash and cash equivalents of $9.1 million and short-term investments of $0.6 million, as compared to $15.8 million at January 1, 2005. The decrease of $6.1 million was used principally to fund our ongoing operations.
     Net cash used in operations was $6.6 million for the three months ended April 2, 2005, resulting primarily from the $5.0 million net loss, which was partially offset by $2.6 million non-cash expenses that were included in net loss. Non-cash expense expenses primarily included depreciation and amortization of $1.5 million, $0.6 million in provision for inventories and $0.4 million provision for uncollectible receivables and sales returns and allowances. The cash used in the change in assets and liabilities of $4.2 million included $2.7 million decrease in accounts payable, $1.9 million increase in inventories, $0.5 million decrease in deferred income, partially offset by $0.6 million of decrease in accounts receivable. Net cash used in operating activities for the three months ended April 3, 2004 was $1.3 million, resulting primarily from the $5.2 million net loss, which was partially offset by $2.7 million in non-cash items and $1.2 million in the change in assets and liabilities.
     Net cash used in investing activities was $0.5 million for the three months ended April 2, 2005, driven primarily by a $0.6 million purchase of short-term investment securities, and by $0.2 million of purchases of property and equipment, and partially offset by $0.2 million from proceeds from maturity of short-term investment securities. For the three months ended April 3, 2004, we provided a net cash increase of $1.0 million from investing activities derived primarily from a $3.0 million proceeds from maturity of short-term investments, partly offset by $1.0 million purchases of short-term investments and $1.0 million purchase of property and equipment.

     Net cash provided by financing activities for the three months ended April 2, 2005 was $0.7 million received from the issuance of stock under the employee stock plans. Net cash provided by financing activities was $0.1 million for the three months ended April 3, 2004; $0.2 million was from proceeds from issuance of common stock under employee stock plans offset by $42,000 used for legal fees for the conversion of convertible debt to common stock.
     On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, and August 1, 2006. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate equal to Silicon Valley Bank’s prime rate. The agreement matures on September 30, 2006 at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The agreement requires us to comply with a minimum liquidity ratio. It also required us to retain a minimum tangible net worth. However, the latest amendment dated August 1, 2006, has modified the agreement to delete the requirement for a minimum tangible net worth and waive our non-compliance with the financial covenant on tangible net worth for the periods ended April 1, 2006 and July 1, 2006. The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0 % and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement.
     On January 19, 2006, we announced the completion of a $7.0 million private loan financing in which we issued a 9% secured note with convertible interest due January 19, 2008 to Rodfre, an affiliate of Future. The note was secured by a deed of trust on our headquarters property located in Milpitas, California. The holder of the note could require repayment of the loan in the event of, among other things, the sale of the property subject to the deed of trust. On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of Sipex’s Hillview facility to Mission West Properties L.P. for a price of $13.4 million in cash. We used the proceeds from the sale of our Hillview facility to pay off and terminate this loan. The remaining balance of $6.4 million from the sale of the property will be used for operating activities.
     Simultaneously with the sale of the Hillview property (See Note 14 of condensed consolidated financial statements), we entered into a Standard Form Lease agreement to lease back the facility from Mission West Properties L.P. The lease term is 60 months. In addition, we have provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under our line of credit with Silicon Valley Bank. The security deposit is held as security for our faithful performance of the terms, covenants, and conditions prescribed under the lease agreement.
     On May 16, 2006, we sold $30.0 million of 5.5% Convertible Senior Notes due 2026, or the 2006 Notes, in a private placement. The 2006 Notes bear interest of 5.5% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2006, and mature on May 16, 2026. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the Notes would convert into approximately 11,194,030 shares of our common stock. At any time following the effectiveness of a registration statement related to the resale of the common stock issuable upon the conversion of the 2006 Notes, we may, subject to certain conditions, elect to automatically convert the 2006 Notes into common stock if the average price of our common stock exceeds 150% of the conversion price for at least 20 trading days during any consecutive 30 trading-day period, ending within 5 days of the notice of automatic conversion. We have the right to redeem the 2006 Notes at par plus accrued interest at anytime after May 15, 2009 and the purchasers have the right to require us to repurchase the 2006 Notes at par plus accrued interest on May 15 in 2011, 2016 and 2021.

     The 2006 Notes provide that since we were not current in our SEC filings by August 15, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 15, 2006 through the date that our filings become current. In addition, if our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning December 31, 2006 through the date that our common stock becomes listed for trading on one of the national exchanges. Likewise, the Registration Rights Agreement entered into in connection with the 2006 Notes provides that since we have not filed a registration statement for the shares of our common stock issuable upon conversion of the 2006 Notes or exercise of the warrants issued in connection with the 2006 Notes as of August 15, 2006, we will pay additional payments to the noteholders equal to a per annum rate of 0.8% times the principal amount of the Notes for the period beginning on August 15, 2006 through the date that the registration statement is filed; provided, however, that we may face increased payments if the filing of the registration statement is delayed by over 60 days, or if the registration statement is not declared effective by December 31, 2006.
     A more detailed description of the terms of the 2006 Notes is presented in Note 14 to our condensed consolidated financial statements included in this 10-Q filing.
     We believe that our existing cash and cash equivalents are adequate to fund operations, capital expenditures and research and development efforts for the next twelve months. We also believe that our management has taken and will continue to take appropriate actions to improve operations and obtain the necessary funds to finance our operations, capital expenditures and research and development efforts. However, in the event that we need to secure additional funds for operations, there is no guarantee that financing will be available or that it will be on terms that we will accept. In the long-term, management believes that the results of its recent years’ restructuring activities, cost control actions and revised product line focus will eventually result in a return to positive cash flow from operations at which time it anticipates that additional equity or debt financing would become available for financing working capital requirements and capital expenditure plans. However, there is no guarantee that we will return to positive cash flow from operations or that financing, if required, will be available or that it will be on terms that we will accept.
Critical Accounting Estimates and Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.
     We believe that the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make significant estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the consolidated financial statements, which are included in our annual report on Form 10-K for the year ended January 1, 2005.
     We believe the accounting policies below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:
1.	revenue recognition;

2.	valuation of inventories;

3.	restructuring and fixed asset impairment; and,

4.	income taxes.
   There have been no significant changes to these policies from the disclosures noted in our annual report on Form 10-K for the year ended January 1, 2005.
Recent Accounting Pronouncements
   Please refer to Note 3 of Notes to condensed financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments
     As of April 2, 2005, there have been no significant changes to our contractual obligations as provided in “Management Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 1, 2005.
     As of April 2, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
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
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and interest expense we are charged on borrowings. We do not use derivative financial instruments or engage in hedging activities in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities.
     At April 2, 2005, we had short-term investments of $596,000. Our short-term investments consist of highly liquid investments with original maturities at the date of purchase between 91 and 180 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10% from levels at April 2, 2005, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.
     In 2005 we entered into a Loan and Security Agreement, as amended, with Silicon Valley Bank which provides us with a line of credit up to $5,000,000 and charges interest at the prime rate. However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses.
     On May 16, 2006 we placed $30.0 million of 5.5% Convertible Senior Notes due 2026. Although the rate may be increased if we do not meet certain conditions, the 2006 Notes provide for a fixed interest rate. A more detailed description of the terms of our 2006 Notes is provided in our annual report on Form 10-K for the year ended January 1, 2005 and in our Form 8-K filed with the Securities and Exchange Commission on May 22, 2006. Because the interest rates of the 2006 Notes were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
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
Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended April 2, 2005 and April 3, 2004.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of April 2, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended January 1, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of April 2, 2005 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.
     The material weaknesses in our internal control over financial reporting as of January 1, 2005, identified by our management related to the design and operation of controls in the following areas: (i) entity level controls, (ii) revenue accounting, and (iii) financial closing process - use of estimates.
Changes in Internal Control over Financial Reporting
     Our management has committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were also required to address certain internal control deficiencies. Our management believes that these efforts have or are reasonably likely to have, once implemented, a material effect on our internal control over financial reporting.
     For the quarter ended April 2, 2005, our management took the following steps to address the material weaknesses that existed as of January 1, 2005:
•	We adopted sell-through revenue recognition for our sales to distributors other than Future. As part of this adoption, we advised our distributors that the terms of the distribution agreement are binding and any changes to those terms must be approved in writing by both our CEO and CFO. Additionally, we implemented more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements by requiring the review and approval from our CEO and CFO on non-standard sales terms and conditions of a significant nature;
     During the remainder of 2005, our management took the following additional steps to address the material weaknesses that existed as of January 1, 2005:
•	Our new CEO, Ralph Schmitt, was hired in June 2005;

•	We implemented annual ethics training for all employees and we engaged a compliance firm to ensure that all employees read, understand and confirm critical accounting and ethics policies. All employees must now annually reaffirm our Code of Conduct, legal compliance policy and whistleblower procedures;

•	We increased management oversight by expanding our disclosure process to include all senior managers and sales and marketing personnel with responsibility for responding to issues raised during the financial reporting process and we require certifications from all executive management and key sales and marketing personnel;

•	Our key financial managers made periodic visits to our distributors to emphasize the terms of the distribution agreements and the revenue reporting requirements of Sipex as a public company;

•	We implemented a process for formal revenue recognition training sessions for key finance, sales and marketing personnel;

•	We improved the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and compliance with generally accepted accounting principles;

•	We enhanced the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team;

•	We re-engineered the sales administration function so that all finance-related activities are performed by the finance staff. The finance department assumed responsibility for the customer credit issuance and tracking process and the external sales representative commission calculation;
     During 2006, our management took the following additional steps to address the material weaknesses that existed as of January 1, 2005:
•	We conducted a formal review of the foreign locations in which we are doing business, evaluated the appropriate and necessary legal and tax structure for these foreign locations and then implemented such structure and the related internal controls to ensure compliance with local laws and regulations.
     Our management is dedicated to improving our internal controls over financial reporting and intends to continue monitoring and upgrading our internal controls as necessary or appropriate for our business.
     The nature and significance of the material weaknesses may prevent successful remediation of all the material weaknesses during fiscal year 2005.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information included in Note 13 of Notes to condensed consolidated financial statements under the caption “Pending Litigation” in Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended January 1, 2005.
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
Clyde R. Wallin
Chief Financial Officer and Senior Vice President, Finance (Duly Authorized Officer & Principal Financial Officer)

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