Form 10-Q
period 2005-07-02
SIPEX CORP
filed 2006-08-17
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-27892
Sipex Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-6135748
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
233 South Hillview Drive,
Milpitas, California 95035
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(408) 934-7500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one :).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     Number of shares outstanding of the registrant’s common stock, $0.01 par value, as of the latest practicable date.

Class	Outstanding at August 15, 2006

Common Stock	35,550,378

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
     In addition, because of the internal investigation we delayed the timely filing of our Forms 10-K for the fiscal years ended January 1, 2005 and December 31, 2005, this quarterly report and our quarterly reports on Forms 10-Q for the periods ended April 2, 2005, October 1, 2005, April 1, 2006 and July 1, 2006.
     We are also filing our annual reports on Form 10-K for the years ended January 1, 2005 and December 31, 2005 and our quarterly reports on Forms 10-Q for the periods ended April 2, 2005 and October 1, 2005 concurrently with this quarterly report.

SIPEX CORPORATION
FORM 10-Q
THREE MONTHS ENDED JULY 2, 2005

i

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,368	$15,523
Restricted cash	735	613
Short-term investment securities	—	249
Accounts receivable, less allowances of $757 and $1,143, respectively	4,861	7,597
Accounts receivable, related party, less allowances of $415 and $271, respectively (Note 6)	4,190	2,311
Inventories	13,586	13,141
Prepaid expenses and other current assets	1,669	1,604

Total current assets	30,409	41,038
Property, plant, and equipment, net	33,386	45,318
Restricted cash — noncurrent	1,103	1,225
Other assets	216	485

Total assets	$65,114	$88,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,211	$10,863
Accrued expenses	6,251	5,855
Accrued restructuring costs	615	566
Deferred income, related party	6,104	5,874
Deferred income, other	3,600	3,534

Total current liabilities	24,781	26,692
Long-term accrued restructuring costs	983	1,281
Other long-term liabilities	40	13

Total liabilities	25,804	27,986

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 35,550 shares issued and outstanding at July 2, 2005 and 35,394 shares issued and outstanding at January 1, 2005	355	354
Additional paid-in capital	223,961	223,479
Accumulated deficit	(184,987)	(163,734)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	39,310	60,080

Total liabilities and stockholders’ equity	$65,114	$88,066

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
		July 3, 2004		July 3, 2004
	July 2, 2005	(Restated)	July 2, 2005	(Restated)
Net sales	$10,567	$8,409	$22,374	$19,341
Net sales, related party (Note 6)	7,765	8,100	15,685	15,319

Total net sales	18,332	16,509	38,059	34,660

Cost of sales	8,966	6,523	18,312	16,809
Cost of sales, related party	6,121	5,631	11,125	10,417

Total cost of sales	15,087	12,154	29,437	27,226

Gross profit	3,245	4,355	8,622	7,434

Operating expenses:
Research and development	4,267	3,809	8,119	7,463
Marketing and selling	2,720	2,239	5,297	4,279
General and administrative	3,138	1,578	7,224	4,194
Restructuring	47	42	59	24
Impairment of fixed assets	9,377	—	9,377	—

Total operating expenses	19,549	7,668	30,076	15,960

Loss from operations	(16,304)	(3,313)	(21,454)	(8,526)

Other income (expense):
Interest income	61	37	146	82
Interest expense	(5)	(13)	(17)	(111)
Other income, net	47	52	94	107

Total other income, net	103	76	223	78

Loss before income tax expense (benefit)	(16,201)	(3,237)	(21,231)	(8,448)
Income tax expense (benefit)	10	(100)	22	(69)

Net loss	$(16,211)	$(3,137)	$(21,253)	$(8,379)

Net loss per common share — basic and diluted	$(0.46)	$(0.09)	$(0.60)	$(0.26)

Weighted average common shares outstanding — basic and diluted	35,550	33,089	35,538	31,849
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
		July 3, 2004
	July 2, 2005	(Restated)
Operating activities:
Net loss	$(21,253)	$(8,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	4	44
Depreciation and amortization	2,856	3,427
Provision for inventories	2,979	1,029
Provision for restructuring charges	59	24
Impairment of fixed assets	9,377	—
Amortization of discount and issuance costs on notes payable	—	57
Provision for uncollectible receivables and sales returns and allowances	829	693
Consulting services provided by related party	17	89
Changes in assets and liabilities:
Accounts receivable	28	1,896
Inventories	(3,424)	(2,485)
Prepaid expenses and other current assets	(286)	321
Other assets	269	(276)
Accounts payable	(2,693)	347
Accrued expenses	396	(125)
Accrued restructuring costs	(308)	(224)
Deferred income	296	153
Other long-term liabilities	27	(6)

Net cash used in operating activities	(10,827)	(3,415)

Investing activities:
Proceeds from maturity of short-term investment securities	850	4,000
Purchase of short-term investment securities	(601)	(3,998)
Restricted cash — increase	—	(1,838)
Purchase of property, plant & equipment	(260)	(1,322)

Net cash used in investing activities	(11)	(3,158)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	683	345
Legal fees for conversion of note payable to common stock	—	(42)

Net cash provided by financing activities	683	303

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(12)

Decrease in cash and cash equivalents	(10,155)	(6,282)
Cash and cash equivalents at beginning of period	15,523	18,338

Cash and cash equivalents at end of period	$5,368	$12,056

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$29	$13

Interest	$—	$5

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$154	$444

Conversion of convertible debt to common stock	$—	$21,177

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
     Basis of Presentation and Significant Accounting Policies
     The accompanying interim unaudited condensed consolidated financial statements have been prepared by Sipex without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sipex GmbH and Sipex Nippon. All significant inter-company accounts and transactions have been eliminated in consolidation.
          Effective January 1, 2004, the Company’s fiscal year was changed from a calendar year end to a 52 or 53-week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the six months ended July 3, 2004 included 185 days and the second quarter of 2004 covered 91 days from April 4, 2004 to July 3, 2004. The six months ended July 2, 2005 included 182 days and the second quarter of fiscal year 2005 covered 91 days from April 3, 2005 to July 2, 2005.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. The results of operations for the three and six months ended July 2, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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
Note 2 — Restatement
      Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended July 3, 2004, management determined that such condensed consolidated financial statements should be restated to correct errors primarily related to revenue recognition. As a result, the Company’s condensed consolidated financial statements for the three and six months ended July 3, 2004 have been restated.

     Previously, the Company’s revenue recognition policy was to record revenue upon shipment to its distributors (the “ship-to method”) other than Future Electronics Inc. (“Future”). Subsequent to the issuance of the Company’s July 3, 2004 quarterly financial statements, the Company’s management became aware of certain sales return provisions that had been provided to distributors for arrangements entered into after January 1, 2003. The Audit Committee was informed by certain members of the management that these provisions were granted and an investigation was performed. Upon conclusion of the investigation, Company management determined that the sales returns provisions granted impacted their ability to reasonably estimate the sales returns reserve. As the Company could not estimate the sales returns reserve, the Company concluded that revenue for these transactions could not be recognized upon shipment to the distributors, and should have been deferred until the resale of the products to the end customers (the “sell-through method”). The impact on the financial statements for correcting these errors primarily resulted in deferring revenue that was previously recognized until later periods and in certain cases permanent reductions in revenue.
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
     The following are the restated operating results for the three and six months ended July 3, 2004 (in thousands, except net loss per share data):

	Three Months Ended July 3, 2004			Six Months Ended July 3, 2004
	Previously		Net	Previously		Net
	Reported	Restated	Adjustment	Reported	Restated	Adjustment
Net sales	$7,847	$8,409	$562	$18,374	$19,341	$967
Net sales, related party	7,889	8,100	211	15,459	15,319	(140)

Total net sales	15,736	16,509	773	33,833	34,660	827

Cost of sales	6,450	6,523	73	15,405	16,809	1,404
Cost of sales, related party	5,163	5,631	468	9,757	10,417	660

Total cost of sales	11,613	12,154	541	25,162	27,226	2,064

Gross profit	4,123	4,355	232	8,671	7,434	(1,237)
Research and development	4,039	3,809	(230)	7,599	7,463	(136)
Marketing and selling	2,178	2,239	61	4,153	4,279	126
General and administrative	1,711	1,578	(133)	4,439	4,194	(245)
Restructuring	59	42	(17)	59	24	(35)

Total operating expenses	7,987	7,668	(319)	16,250	15,960	(290)

Loss from operations	(3,864)	(3,313)	551	(7,579)	(8,526)	(947)
Total other income, net	79	76	(3)	84	78	(6)
Income tax benefit	(100)	(100)	—	(69)	(69)	—

Net loss	$(3,685)	$(3,137)	$548	$(7,426)	$(8,379)	$(953)

Net loss per common share — basic and diluted	$(0.11)	$(0.09)	$0.02	$(0.23)	$(0.26)	$(0.03)
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
     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS

123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for us is January 1, 2006. Due to the anticipated increase in stock compensation costs, Sipex expects the adoption to have a significant impact on the Company’s consolidated operating results.
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
     Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options on a straight-line basis and included in the Company’s results of operations.
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
     The Company’s pro forma information for the three months and six months ended July 2, 2005 and July 3, 2004 is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net loss, as reported	$(16,211)	$(3,137)	$(21,253)	$(8,379)
Add stock-based employee compensation included in reported net loss		44		44
Less stock-based employee compensation determined under the fair value method for all awards	(1,045)	(1,494)	(2,280)	(3,253)

Pro forma net loss	$(17,256)	$(4,587)	$(23,533)	$(11,588)

Net loss per share:
Basic and diluted — as reported	$(0.46)	$(0.09)	$(0.60)	$(0.26)
Basic and diluted — pro forma	$(0.49)	$(0.14)	$(0.66)	$(0.36)
     For pro forma net loss computation, the fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Expected life of options	4 years	5 years	4 years	5 years
Volatility	88%	61%	82%	62%
Risk-free interest rate	3.8%	3.7%	3.8%	3.4%
Dividend yield	—	—	—	—

     The weighted average fair value of options granted for the three months ended July 2, 2005 and July 3, 2004 was $1.10 and $3.23, respectively.
     There were no purchases of common stock under the Company’s Employee Stock Purchase Plan (ESPP) in the second quarter of 2005. For the second quarter of 2004, the fair value of ESPP shares was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 61%, risk free rate of 1.39%, no dividend yield and an option life of six months. The weighted–average fair value of ESPP shares for the second quarter of 2004 was $1.37.
Note 5 — Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net a loss for the three and six months ended July 2, 2005 and July 3, 2004, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.
     Approximately 5,903,000 stock option shares were outstanding with an average exercise price of $5.10 per share as of July 2, 2005 compared to approximately 6,679,000 stock option shares with an average exercise price $5.52 per share at July 3, 2004.
Note 6 — Related Party Transactions
     Future is a related party as its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of July 2, 2005. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 39% of its total net sales for the year ended January 1, 2005, and 42% and 49% of the Company’s net sales during the three months ended July 2, 2005 and July 3, 2004, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the un-reimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions for which none was recorded for the second quarter ended July 2, 2005 and $17,000 was for the six months ended July 2, 2005, compared to $64,000 and $89,000 for the second quarter and six months ended July 3, 2004, respectively.
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
      For the second quarter and six months ended July 2, 2005, Sipex did not record any interest expense related to the debt with Future as both convertible notes were subsequently extinguished and converted into 4.6 million of the Company’s common shares as of February 18, 2004. For the six months ended July 3, 2004, Sipex recorded interest expense for the debt with Future totaling $58,000. There was no interest expense recorded for the second quarter ended July 3, 2004.

Note 7 — Restructuring and Impairment
     The Company has established a restructuring reserve relating to the unused portion of its leased facility in Billerica, Massachusetts. For the three and six months ended July 2, 2005, the Company utilized $198,000 and $371,000, respectively, of restructuring reserves which were primarily lease costs associated with the unused portion of the Billerica facility. The balance of the restructuring accrual as of July 2, 2005 consisted principally of facility lease costs.
     Below is a summary of the activities related to restructuring and impairment charges for the six months ended July 2, 2005 (in thousands):

	Restructuring	Fixed Asset
	Costs	Impairment
Accrual balance, January 1, 2005	$1,847	$—
Incurred in 2005	—	—
Charges utilized	(173)	—
Sub-lease income received	44	—
Adjustments to accrual	12	—

Accrual balance, April 2, 2005	1,730	—
Incurred in 2005	—	9,377
Charges utilized	(198)	(9,377)
Sub-lease income received	19	—
Adjustments to accrual	47	—

Accrual balance, July 2, 2005	$1,598	—

Impairment Charges
     In the second quarter of 2005, Sipex recognized a $9.4 million impairment charge for its long-lived assets. Based on changes in the planned use for its wafer fabrication assets, the Company performed an impairment evaluation in accordance with SFAS No. 144. Sipex determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as the Company was required to operate its wafer fabrication facility until the new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by the Company, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which management determined with the assistance of an independent appraisal firm. While the Company subsequently agreed to sell a substantial portion of its wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, its wafer fabrication assets remain in use and Sipex will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.
Note 8 — Comprehensive Loss
     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. Sipex’s “other comprehensive loss” consists of foreign currency translation adjustments. There were no foreign currency translation adjustments during the three and six month ended July 2, 2005, and no significant tax effect on the components of other comprehensive loss for the three and six months ended July 2, 2005 and July 3, 2004.
     The following table provides the comprehensive loss information (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net loss	$(16,211)	$(3,137)	$(21,253)	$(8,379)
Other comprehensive loss:
Foreign currency translation adjustment	—	(18)	—	(12)

Comprehensive loss	$(16,211)	$(3,155)	$(21,253)	$(8,391)

Note 9 — Inventories
     Inventories are as follows (in thousands):

	July 2, 2005	January 1, 2005
Raw materials	$242	$482
Work-in-process	9,550	9,512
Finished goods	3,794	3,147

Total	$13,586	$13,141

Note 10 – Accrued Expenses
     Accrued expenses are as follows (in thousands):

	July 2, 2005	January 1, 2005
Accrued compensation and benefits	$2,436	$2,177
Accrued audit fees	1,784	1,643
Accrued legal fees	475	158
Accrued royalties	344	711
Accrued commissions	323	318
Accrued warranty	189	228
Other	700	620

Total	$6,251	$5,855

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
     The following table summarizes the activity in the warranty reserve for the six months ended July 2, 2005 and July 3, 2004 (in thousands):

	July 2, 2005	July 3, 2004
Beginning accrued warranty	$228	$195
Warranty claims	(46)	(68)
Accruals for the period	7	169

Ending accrued warranty	$189	$296

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
     The disaggregated information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Interface	$9,295	$10,993	$19,220	$21,068
Power Management	4,626	4,780	9,327	10,556
Optical Storage	3,981	600	9,082	2,507
Other*	430	136	430	529

Total net sales	$18,332	$16,509	$38,059	$34,660

*	Includes Legacy and other discontinued products.
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
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Japan	$4,769	$2,241	$10,347	$5,410
United States	3,414	4,623	7,276	7,915
United Kingdom	2,766	2,482	5,670	4,841
China	2,403	1,843	3,925	3,103
Singapore	2,367	2,344	4,406	4,535
Taiwan	958	1,872	2,988	5,101
Asia, other than Japan, China,Taiwan, & Singapore	558	357	902	1,156
Rest of the world	1,097	747	2,545	2,599

Total net sales	$18,332	$16,509	$38,059	$34,660

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales				% of Total Gross
	For the Three Months Ended		For the Six Months Ended		Accounts Receivable
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005	January 1, 2005
Future, a related party	42%	49%	41%	44%	45%	23%
Microtek, Inc.	13%	*	18%	*	*	23%
Komatsu	*	*	*	*	14%	*

*	Less than 10%
Note 13 — Commitments and Contingencies
     Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of July 2, 2005, the minimum purchase commitment with PolarFab was approximately $2.6 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of July 2, 2005, restricted cash consisted of $1.8 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement which is included in the condensed consolidated balance sheet. The agreement expires on January 1, 2008.
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
Note 14 — Subsequent Events
     On July 21, 2005, Sipex entered into a Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement provides for a secured revolving line of credit with an aggregate principal amount of up to $5.0 million, which may be used to borrow revolving loans or to issue lines of credit on the Company’s behalf. The Company has granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties of the Loan and Security Agreement. Advances accrue interest on the outstanding principal balance at an annual interest rate equal to Silicon Valley Bank’s prime rate. The Loan and Security Agreement matured on July 20, 2006, (see “Amendment No. 5” below) at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The Loan and Security Agreement requires the Company to comply with a minimum liquidity ratio and retain a minimum tangible net worth. The Loan and Security Agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the Loan and Security Agreement contains negative covenants limiting the Company’s ability to dispose of assets, change its business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The Loan and Security Agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0 % and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of the Company’s obligations under the Loan and Security Agreement.
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
     The Company also issued to the purchasers of the 2006 Notes, warrants to purchase an aggregate of 1,679,104 shares of common stock of the Company at a rate of 55.97 warrants per $1,000 of principal amount of 2006 Notes purchased. The warrants are exercisable at $3.216 per share and expire in 2011. The Company has also agreed to file, by August 15, 2006, a registration statement with the Securities and Exchange Commission covering the resale of the 2006 Notes, the warrants and the common stock issuable upon conversion of the 2006 Notes and exercise of the warrants.
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
Available Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available on its website at www.sipex.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the Uniform Resource Locators (URLs) for these websites are intended to be inactive textual references only.
     As discussed in Note 2 to the condensed consolidated financial statements, our financial statements for the three months ended April 3, 2004 and six months ended July 3, 2004 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
Overview
     On June 21, 2005, a Nasdaq Listings Qualification Panel, the Panel, notified us that the Panel had denied our request for continued inclusion on the Nasdaq Global Market. Our common stock was delisted from the Nasdaq Global Market effective with the beginning of trading on June 23, 2005.
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
     Product mix between our three product families and the sale of new products within each of our product families can significantly impact overall gross margin. Power management product gross margins have a wide range depending on the mix of sales within this product family. The very high volume commodity products sold into the Asian market, such as power regulators, have generally lower margins. By contrast, our advanced power management product offerings, such as white LED (light emitting diode) drivers, and our Power BloxTM family, are newer products, and contribute typically higher margins. Interface products typically have more moderate margins, due to the multi-protocol family and the new low voltage interface products. Optical storage product gross margins are typically within range of our average margin. The products in this line are typically proprietary, but alternative suppliers often introduce competitive solutions.
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
     Net sales during the quarter ended July 2, 2005 were $18.3 million, an increase of $1.8 million or approximately 11% compared to the same period of 2004. The increase in sales for the three month period was due primarily to a $3.4 million increase in sales of optical storage products, partly offset by a $1.7 million and $154,000 decrease in sales of interface and power management products, respectively. The demand for our optical storage products was driven by continuing high volume production of DVD drives using our products. Geographically, in the United States we experienced a sales decline of 26% for the second quarter compared to the same period in 2004. Net sales in Japan grew by 113% for the second quarter of 2005 compared to the same period last year. This growth was driven by the strong demand for our optical storage products.
     Gross profit of $3.2 million in the second quarter of 2005 decreased by $1.1 million, or 25% from $4.4 million, in the corresponding period of 2004. The decrease in gross profit for the second quarter was due primarily to a 24% increase in cost of sales. Our gross profit on sales of interface products declined due to lower sales, partly offset by an increase in the gross profit attributable to the higher sale of optical storage products.
     As of July 2, 2005, we had cash and cash equivalents of $5.4 million compared to cash and cash equivalents and short-term investments of $15.8 million at January 1, 2005. The decrease of $10.4 million was used principally to fund our ongoing operations. Net cash used in operations was $10.8 million for the six months ended July 2, 2005, resulting primarily from the $21.3 million net loss, partially offset by $16.1 million non-cash expenses that were included in net loss, and the $5.7 million use of cash from the change in assets and liabilities.
Restructuring and Impairment
     During the fourth quarter of 2003, we established a $1.0 million restructuring reserve for our facility in Billerica, Massachusetts. This followed our 2002 restructuring initiative in which we transferred our back end test operations to Asia in the first quarter of 2003 and began to integrate other support activities to Milpitas, California. By the fourth quarter of 2003 we had vacated and segregated approximately 75% of the Billerica, Massachusetts facility and are seeking a lessee for this unoccupied space. The restructuring reserve represents the present value of future lease payments subsequent to abandonment less any estimated sublease income net of associated costs. To estimate future sublease income, we worked with an independent broker to estimate the length of time to sublease the facility and the total amount to be received. However, our estimates of expected sublease income could change in the future based on factors that affect our ability to sublease this facility such as general economic conditions and the real estate market, among others. During the third quarter of 2004, we entered into a sublease arrangement for a portion of the facility and decided to relocate additional personnel to Milpitas, California. This resulted in additional restructuring costs of $1.9 million for future lease payments, severance payments and write-off of leasehold improvements in Billerica. For the three and six months ended July 2, 2005, we respectively utilized $198,000 and $371,000 of restructuring reserves, which was primarily the lease cost associated with the unused portion of our Billerica facility.
     In the second quarter of 2005, we recognized a $9.4 million impairment charge for our long-lived assets. Based on changes in the planned use for our wafer fabrication assets, we performed an impairment evaluation in accordance with SFAS No. 144. We determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until the new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which our management determined with the assistance of an independent appraisal firm. While we subsequently agreed to sell a substantial portion of our wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, our wafer fabrication assets remain in use and we will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.
Results of Operations
     The table below presents the statements of operations for the three months and six months ended July 2, 2005 and July 3, 2004, as a percentage of net sales:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.3	73.6	77.3	78.6

Gross profit	17.7	26.4	22.7	21.4
Operating expenses:
Research and development	23.3	23.1	21.4	21.5
Marketing and selling	14.8	13.5	13.9	12.3
General and administrative	17.1	9.5	19.0	12.1
Restructuring	0.3	0.3	0.2	0.1
Impairment of fixed assets	51.2	0.0	24.6	0.0

Total operating expenses	106.7	46.4	79.1	46.0

Loss from operations	(89.0)	(20.0)	(56.4)	(24.6)
Other income, net	0.6	0.4	0.6	0.2

Loss before income taxes	(88.4)%	(19.6)%	(55.8)%	(24.4)%

Net Sales
     Net sales during the quarter ended July 2, 2005 were $18.3 million, an increase of $1.8 million or approximately 11% compared to the same period of 2004. The increase in sales for the three month period was due primarily to a $3.4 million increase in sales of optical storage products, partly offset by a $1.7 million and $0.2 million decrease in sales of interface and power management products, respectively. For the six months ended July 2, 2005, net sales also increased 9.8% to $38.1 million compared to $34.7 million for the six months ended July 3, 2004. Sales of optical storage products for the six months ended July 2, 2005 increased by $6.6 million, but was partly offset by the $1.8 million and $1.2 million decreases in sales of interface and power management products, respectively. The demand for our optical storage products was driven by continuing high volume production of DVD drives using our products.
     Geographically, in the United States we experienced a sales decline of 26% for the second quarter and 8.1% for the first six months of 2005 compared to the same period in 2004. Our international net sales made up 81% and 72% of the total net sales for the second quarter of 2005 and 2004, respectively, and 81% and 77% for the six months ended July 2, 2005 and July 3, 2004, respectively. In dollar terms, the international net sales were $14.9 million and $11.9 million for the second quarter of 2005 and 2004, respectively. For the six months ended July 2,

2005 and July 3, 2004, international sales were $30.8 million and $26.7 million, respectively. Net sales in Japan grew by 113% for the second quarter and 91% during the first six months of 2005 compared to the same period last year. This growth was driven by the strong demand for our optical storage products. Net sales in Asia other than Japan declined by 2% and 12% in the second quarter and first six months of 2005, respectively, as compared to the same period in 2004 primarily as a result of lower sales of power management and interface products in Taiwan.
Gross Profit
     Gross profit of $3.2 million in the second quarter of 2005 decreased by $1.1 million, or 25% from $4.4 million, in the corresponding period of 2004. For the six months ended July 2, 2005, gross profit increased by 16% to $8.6 million compared to $7.4 million for the six months ended July 3, 2004. For the second quarter of 2005, our gross profit on sales of interface products declined due to lower sales, partly offset by an increase in the gross profit attributable to the higher sale of higher margin optical storage products. The overall increase in gross profit for the six months ended July 2, 2005 was primarily due to higher sales of optical storage products.
Research and Development
     Research and development expenses were $4.3 million and $8.1 million for the second quarter and six months ended July 2, 2005, respectively, compared to $3.8 million and $7.5 million for the second quarter and six months ended July 3, 2004, respectively. The increase in expense for the three and six months ended July 2, 2005 as compared to the three and six months ended July 3, 2004, resulted primarily from an increase in spending for outside engineering design services, prototype wafers and new wafer mask sets, for new product development programs, partly offset by decreases in salaries and benefits, rent and maintenance expenses. The increase of $0.7 million in research and development expense for the six-month period was due primarily to an increase in product development and consulting services, partly offset by lower spending in salaries, depreciation, building rent and maintenance expenses.
Marketing and Selling
     Marketing and selling expenses were $2.7 million and $2.2 million for the second quarters of 2005 and 2004, respectively. The increase was primarily attributable to an increase in salaries and benefits for additional sales and marketing personnel compared to the corresponding period of 2004, as well as an increase in consulting fees in our Company’s German sales subsidiary. For the six-month period, expenses were $1.0 million higher than prior year due primarily to higher salaries, travel and consulting expenses.
     As a percentage of net sales, marketing and sales were approximately 15% during the second quarter of 2005 compared to approximately 14% during the corresponding period of 2004, and 14% and 12% of net sales during the first six months of 2005 and 2004, respectively. These percentage and absolute dollar increases were primarily driven by higher spending on personnel in marketing and sales as well as higher consulting expenses incurred during the second quarter of 2005.
General and Administrative
     General and administrative expenses were $3.1 million and $1.6 million for the second quarter of 2005 and 2004, respectively. The increase of $1.5 million for the quarter was primarily driven by higher legal and accounting fees incurred related to our internal investigations relating to the restatement of our prior years’ financial statements and fees for litigation. Expenses of $7.2 million during the six months ended July 2, 2005 were $3.0 million higher than the prior year’s comparable period due primarily to higher legal and professional services fees for audits, litigation and investigation related expenses. This was partly offset by decreases in bad debt expense, depreciation, telephone and salaries expense.
     As a percentage of net sales, general and administrative expense for the second quarter of 2005 increased from 10% in the second quarter of 2004 to 17% in the second quarter of 2005, and from 12% during the first half of 2004 to approximately 19% during the same period in 2005 for the same reasons as noted above.
Restructuring and Impairment

     In 2005, the restructuring charges of $47,000 and $59,000 to the three and six months ended July 2, 2005, respectively related to accruals for estimated expenses and adjustments to facility lease costs relating to our Billerica, Massachusetts facility, net of sublease income. In 2004, the charges of $42,000 and $24,000 to the three and six months ended July 3, 2004, respectively, related to accruals for estimated expenses and adjustments to facility lease costs relating to our Billerica, Massachusetts facility, net of sublease income and income from sale of excess equipment.
     In the second quarter of 2005, we recognized a $9.4 million impairment charge for our long-lived assets. Based on changes in the planned use for our wafer fabrication assets, we performed an impairment evaluation in accordance with SFAS No. 144. We determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until the new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which our management determined with the assistance of an independent appraisal firm. While we subsequently agreed to sell a substantial portion of our wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, our wafer fabrication assets remain in use and we will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.
  Other Income, Net
     Other income (expense), net, was $103,000 and $76,000 in the second quarter of 2005 and 2004, respectively, and $223,000 and $78,000 during six months ended July 2, 2005 and July 3, 2004. The increase was due primarily to an increase in interest income resulting from rising interest rates and decrease in interest expense related to the convertible debt issued to the affiliates of Future which was converted to our common stock in February of 2004.
Income Tax Expense (Benefit)
     Income tax expense consisted principally of accruals for income taxes relating to our international locations. Income tax expense for the second quarter of 2005 was $10,000 compared to a net tax benefit of $100,000 in the same quarter last year. Income tax expense for the six months ended July 2, 2005 was $22,000 compared to a net tax benefit of $69,000 for the same period in 2004. For the prior year, the income tax benefit resulted from the favorable resolution of certain prior year foreign taxes at less than estimated amounts.
Liquidity and Capital Resources
     As of July 2, 2005, we had cash and cash equivalents of $5.4 million compared to cash and cash equivalents and short-term investments of $15.8 million at January 1, 2005. The decrease of $10.4 million was used principally to fund our ongoing operations.
     Net cash used in operations was $10.8 million for the six months ended July 2, 2005, resulting primarily from the $21.3 million net loss, partially offset by $16.1 million non-cash expenses that were included in net loss. Non-cash expense items primarily included $9.4 million impairment charge relating to the planned closure of our wafer fabrication facility in Milpitas, California, $3.0 million in provision for inventories, depreciation and amortization of $2.9 million and $0.8 million provision for uncollectible receivables and sales returns and allowances. The cash used in the change in assets and liabilities of $5.7 million included $3.4 million increase in inventories and $2.7 million decrease in accounts payable. In comparison, net cash used in operating activities for the six months ended July 3, 2004 was $3.4 million, resulting primarily from the $8.4 million net loss, partially offset by $5.4 million in non-cash items. Non-cash items during the first half of 2004 included $3.4 million in depreciation and amortization, an increase in provision for uncollectible receivables and sales returns and allowances of $0.7 million, and an increase in provision for inventories of $1.0 million. The cash used in the change in assets and liabilities of $0.4 million included a $1.9 million decrease in accounts receivable, partially offset by a $2.5 million increase in inventories.
     Net cash used in investing activities was $11,000 for the six months ended July 2, 2005. The change was made up primarily of $0.6 million purchase of short-term investment securities and $0.3 million purchase of property, plant and equipment, reduced by $0.9 million proceeds from maturity of short-term investment securities. For the six months ended July 3, 2004, we used $3.2 million cash in investing activities primarily to purchase $4.0 million in short-term investment securities, $1.8 million deposited in a restricted cash account to guarantee payment of contractual obligations with a supplier and the purchase of $1.3 million in property, plant and equipment.
     Net cash received from financing activities for the six months ended July 2, 2005 was $0.7 million derived from the issuance of stock under the employee stock option plan. Net cash provided by financing activities during the same period in 2004 was $0.3 million and included $0.3 million from issuance of common stock under employee stock plans, partly offset by legal fees of $42,000 incurred on conversion of convertible debt to common stock.
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
     On May 16, 2006 we sold $30.0 million of 5.5% Convertible Senior Notes due 2026, or the 2006 Notes, in a private placement. The 2006 Notes bear interest of 5.5% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2006, and mature on May 16, 2026. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the Notes would convert into approximately 11,194,030 shares of our common stock. At any time following the effectiveness of a registration statement related to the resale of the common stock issuable upon the conversion of the 2006 Notes, we may, subject to certain conditions, elect to automatically convert the 2006 Notes into common stock if the average price of our common stock exceeds 150% of the conversion price for at least 20 trading days during any consecutive 30 trading-day period, ending within 5 days of the notice of automatic conversion. We have the right to redeem the 2006 Notes at par plus accrued interest at anytime after May 15, 2009 and the purchasers have the right to require us to repurchase the 2006 Notes at par plus accrued interest on May 15 in 2011, 2016 and 2021.
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
     A more detailed description of the terms of the 2006 Notes is presented in Note 14 to our condensed consolidated financial statements included in this 10-Q filing and in our Form 8-K filing with the Securities and Exchange Commission on May 22, 2006.
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
     There have been no significant changes to these policies from the disclosure noted in our annual report on Form 10-K for the year ended January 1, 2005.
Recent Accounting Pronouncements
     Please refer to Note 3 of Notes to condensed financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments
     As of July 2, 2005, there have been no significant changes to our contractual obligations as provided in “Management Discussion and Analysis of Financial Condition and Result of Operations” of our Form 10-K for the year ended January 1, 2005.
     As of July 2, 2005, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of the SEC’s Regulation S-K.
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
     We had no investment in short term securities at July 2, 2005.
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

Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended July 2, 2005 and July 3, 2004.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of July 2, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended January 1, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of July 2, 2005 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.
     The material weaknesses in our internal control over financial reporting as of January 1, 2005 identified by our management related to the design and operation of controls in the following areas: (i) entity level controls, (ii) revenue accounting, and (iii) financial closing process - use of estimates.
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
     For the quarter ended July 2, 2005, our management took the following steps to address the material weaknesses that existed as of January 1, 2005:
•	Our new CEO, Ralph Schmitt, was hired in June 2005;

•	As part of our adoption of sell-through revenue accounting, noted in our Quarterly Report on Form 10-Q for the period ended April 2, 2005, we engaged an outside company to conduct inventory cycle counts on a rotating basis at all of our distributors’ warehouses to verify quantities;

•	Our key financial managers began making periodic visits to our distributors by to emphasize the terms of the distribution agreements and the revenue reporting requirements of Sipex as a public company;

•	We implemented a process for conducting formal revenue recognition training sessions for key finance, sales and marketing personnel;

•	We implemented annual ethics training for all employees and we engaged a compliance firm to ensure that all employees read, understand and confirm critical accounting and ethics policies. All employees must now annually reaffirm our Code of Conduct, legal compliance policy and whistleblower procedures;

•	We increased management oversight by expanding our disclosure process to include all senior managers and sales and marketing personnel with responsibility for responding to issues raised during the financial reporting process and we require certifications from all executive management and key sales and marketing personnel;

•	We improved the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and compliance with generally accepted accounting principles;

•	We enhanced the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team;

     During the first fiscal quarter of 2005, our management took the following additional steps to address the material weaknesses that existed as of January 1, 2005:
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