Form 10-Q
period 2005-10-01
SIPEX CORP
filed 2006-08-17
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 0-27892
Sipex Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-6135748
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
     In addition, because of the internal investigation we delayed the timely filing of our Forms 10-K for the fiscal years ended January 1, 2005 and December 31, 2005, this quarterly report and our quarterly reports on Forms 10-Q for the periods ended April 2, 2005, July 2, 2005, April 1, 2006 and July 1, 2006.
     We are also filing our annual reports on Form 10-K for the years ended January 1, 2005 and December 31, 2005 and our quarterly reports on Forms 10-Q for the periods ended April 2, 2005 and July 2, 2005 concurrently with this quarterly report.

SIPEX CORPORATION
FORM 10-Q
THREE MONTHS ENDED OCTOBER 1, 2005
 i

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 1, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,837	$15,523
Restricted cash	444	613
Short-term investment securities	—	249
Accounts receivable, less allowances of $807 and $1,143, respectively	4,070	7,597
Accounts receivable, related party, less allowances of $669 and $271, respectively (Note 6)	2,205	2,311
Inventories	13,992	13,141
Prepaid expenses and other current assets	1,728	1,604

Total current assets	26,276	41,038
Property, plant, and equipment, net	32,606	45,318
Restricted cash — noncurrent	556	1,225
Other assets	229	485

Total assets	$59,667	$88,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,858	$10,863
Accrued expenses	6,271	5,855
Accrued restructuring costs	1,254	566
Deferred income, related party	5,832	5,874
Deferred income, other	3,395	3,534

Total current liabilities	24,610	26,692
Long-term accrued restructuring costs	712	1,281
Other long-term liabilities	39	13

Total liabilities	25,361	27,986

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 35,550 shares issued and outstanding at October 1, 2005 and 35,394 shares issued and outstanding at January 1, 2005	355	354
Additional paid-in capital	224,118	223,479
Accumulated deficit	(190,148)	(163,734)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	34,306	60,080

Total liabilities and stockholders’ equity	$59,667	$88,066

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
		October 2, 2004		October 2, 2004
	October 1, 2005	(Restated)	October 1, 2005	(Restated)
Net sales	$9,258	$13,123	$31,632	$32,464
Net sales, related party (Note 6)	8,115	7,072	23,800	22,391

Total net sales	17,373	20,195	55,432	54,855

Cost of sales	7,445	10,567	25,757	27,376
Cost of sales, related party	5,302	4,857	16,427	15,274

Total cost of sales	12,747	15,424	42,184	42,650

Gross profit	4,626	4,771	13,248	12,205

Operating expenses:
Research and development	4,024	3,686	12,143	11,149
Marketing and selling	2,299	1,953	7,596	6,232
General and administrative	3,133	2,036	10,357	6,230
Restructuring	386	1,789	445	1,813
Impairment of fixed assets	—	—	9,377	—

Total operating expenses	9,842	9,464	39,918	25,424

Loss from operations	(5,216)	(4,693)	(26,670)	(13,219)

Other income (expense):
Interest income	36	40	182	122
Interest expense	(5)	(16)	(22)	(127)
Other income, net	37	44	131	151

Total other income, net	68	68	291	146

Loss before income tax expense (benefit)	(5,148)	(4,625)	(26,379)	(13,073)
Income tax expense (benefit)	13	—	35	(69)

Net loss	$(5,161)	$(4,625)	$(26,414)	$(13,004)

Net loss per common share — basic and diluted	$(0.15)	$(0.14)	$(0.74)	$(0.40)
Weighted average common shares outstanding — basic and diluted	35,550	33,707	35,542	32,461
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
		October 2, 2004
	October 1, 2005	(Restated)
Operating activities:
Net loss	$(26,414)	$(13,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	161	44
Depreciation and amortization	3,714	5,006
Provision for inventories	3,910	1,790
Provision for restructuring charges	445	1,813
Loss on disposal of fixed assets	6	—
Impairment of fixed assets	9,377	—
Amortization of discount and issuance costs on notes payable	—	57
Provision for uncollectible receivables and sales returns and allowances	1,333	856
Consulting services provided by related party	17	99
Changes in assets and liabilities:
Accounts receivable	2,300	1,573
Inventories	(4,761)	(4,703)
Prepaid expenses and other current assets	(345)	223
Other assets	256	(267)
Accounts payable	(3,007)	(973)
Accrued expenses	416	(293)
Accrued restructuring costs	(326)	(332)
Deferred income	(181)	111
Other long-term liabilities	26	(19)

Net cash used in operating activities	(13,073)	(8,019)

Investing activities:
Proceeds from maturity of short-term investment securities	850	6,000
Purchase of short-term investment securities	(601)	(6,001)
Purchase of property, plant & equipment	(383)	(1,632)
Restricted cash — decrease (increase)	838	(1,838)

Net cash provided by (used in) investing activities	704	(3,471)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	683	500
Proceeds from exercise of warrants	—	2,651
Legal fees for conversion of convertible debt to common stock	—	(42)

Net cash provided by financing activities	683	3,109

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(12)

Decrease in cash and cash equivalents	(11,686)	(8,393)
Cash and cash equivalents at beginning of period	15,523	18,338

Cash and cash equivalents at end of period	$3,837	$9,945

Supplemental cash flow information:		$—
Cash paid during the period for:
Income taxes	$31	$13

Interest	$—	$5

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$115	$203

Conversion of convertible debt to common stock	$—	$21,177

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Description of Business and Basis of Presentation
     Description of Business
     Based in Milpitas, California, Sipex Corporation (“Sipex” or the “Company”) was incorporated in May 1965 under the laws of the State of Massachusetts. The state of incorporation was changed from Massachusetts to Delaware in October 2003. Sipex designs, manufactures and markets high performance, analog integrated circuits or “ICs” that primarily are used by original equipment manufacturers, or OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Some of the end product applications that contain Sipex’s ICs are cellular phones, base stations, computers, DVD players, and digital cameras. Sipex’s products are sold either directly or through an international network of manufacturers’ representatives and distributors.
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
     The Basis of Presentation and Significant Accounting Policies
     The accompanying interim unaudited condensed consolidated financial statements have been prepared by Sipex without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual consolidated financial statements.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sipex GmbH and Sipex Nippon. All significant inter-company accounts and transactions have been eliminated in consolidation.
     Effective January 1, 2004, the Company’s fiscal year was changed from a calendar year end to a 52 or 53-week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the nine months ended October 2, 2004 included 276 days and the third quarter of 2004 covered 91 days from July 4, 2004 to October 2, 2004. The nine months ended October 1, 2005 included 273 days and the second quarter of fiscal year 2005 covered 91 days from July 3, 2005 to October 1, 2005.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. The results of operations for the three and nine months ended October 1, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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
Note 2 — Restatement
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended October 2, 2004, management determined that such condensed consolidated financial statements should be restated to correct errors primarily related to revenue recognition. As a result, the Company’s condensed consolidated financial statements for the three and nine months ended October 2, 2004 have been restated.

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
     The following are the restated operating results for the three and nine months ended October 2, 2004 (in thousands, except net loss per share data):

	Three Months Ended October 2, 2004			Nine Months Ended October 2, 2004
	Previously		Net	Previously		Net
	Reported	Restated	Adjustment	Reported	Restated	Adjustment
Net sales	$11,644	$13,123	$1,479	$30,018	$32,464	$2,446
Net sales, related party	7,138	7,072	(66)	22,597	22,391	(206)

Total net sales	18,782	20,195	1,413	52,615	54,855	2,240

Cost of sales	8,895	10,567	1,672	24,300	27,376	3,076
Cost of sales, related party	5,113	4,857	(256)	14,870	15,274	404

Total cost of sales	14,008	15,424	1,416	39,170	42,650	3,480

Gross profit	4,774	4,771	(3)	13,445	12,205	(1,240)
Research and development	4,060	3,686	(374)	11,659	11,149	(510)
Marketing and selling	1,976	1,953	(23)	6,129	6,232	103
General and administrative	2,238	2,036	(202)	6,677	6,230	(447)
Restructuring	1,882	1,789	(93)	1,941	1,813	(128)

Total operating expenses	10,156	9,464	(692)	26,406	25,424	(982)

Loss from operations	(5,382)	(4,693)	689	(12,961)	(13,219)	(258)
Total other income, net	80	68	(12)	164	146	(18)
Income tax benefit	—	—	—	(69)	(69)	—

Net loss	$(5,302)	$(4,625)	$677	$(12,728)	$(13,004)	$(276)

Net loss per common share - basic and diluted	$(0.16)	$(0.14)	$0.02	$(0.39)	$(0.40)	$(0.01)
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
     On August 29, 2005, Sipex’s Board of Directors approved the repricing of the employee stock options outstanding under its stock option plans, effective as of the close of business on September 6, 2005 with the exception that options granted pursuant to the Sipex Corporation 1999 Stock Plan and options granted to Sipex’s current CEO and directors would not be repriced. In addition, outstanding options with current exercise prices below the fair market value of Sipex’s common stock at the close of business on September 6, 2005 will also not be subject to the repricing. As such, approximately 2,456,000 options held by 235 employees, with a weighted-average exercise price of $6.22 were modified on September 6, 2005 to lower the option exercise price to $1.90 which equals to the fair market value of Sipex’s common stock at the close of business as disclosed on the ”Pink Sheets” on that date. No other changes were made to the terms of the repriced stock options. Compensation expense associated with the option repricing will be recorded until the options are exercised, cancelled, or otherwise expired and the expense or benefit for the increase or decrease, respectively, in the fair market value of the Company’s common stock in excess of the option’s exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options. For the three and nine months ended October 1, 2005, the Company recorded $95,000 in stock compensation expenses related to the repriced options as the fair value of the Company’s common stock at the close of business as disclosed on the “Pink Sheets” on the last day of the Company’s third quarter end was higher than the exercise price of the repriced options. Management anticipates that the variable accounting associated with the repriced options will cease upon the adoption of SFAS No. 123R, effective January 1, 2006.
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

     The Company’s pro forma information for the three months and nine months ended October 1, 2005 and October 2, 2004 is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net loss, as reported	$(5,161)	$(4,625)	$(26,414)	$(13,004)
Add employee stock-based compensation included in reported net loss	155	—	155	44
Less employee stock-based compensation determined under the fair value method for all awards	(1,746)	(1,581)	(4,026)	(4,834)

Pro forma net loss	$(6,752)	$(6,206)	$(30,285)	$(17,794)

Net loss per share:
Basic and diluted — as reported	$(0.15)	$(0.14)	$(0.74)	$(0.40)
Basic and diluted — pro forma	$(0.19)	$(0.18)	$(0.85)	$(0.55)
     On September 6, 2005, the Company informed the employees that certain options would be repriced to the then current market price of the Company’s stock which was $1.90 per share. The repricing applied to all options with an exercise price that was over $1.90 per share but extended options granted to the Company’s CEO and board of directors. The repricing affected 2,455,966 stock options shares for 235 employees. The incremental employee compensation cost of the repricing was approximately $1.1 million calculated using the Black-Scholes stock option pricing model. The incremental employee compensation costs are including in the pro forma amounts above to the extent of vested options and the remaining costs will be recognized over the remaining vesting periods of the related options.
     For pro forma net loss computation, the fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Expected life of options	4 years	5 years	4 years	5 years
Volatility	91%	61%	85%	61%
Risk-free interest rate	3.9%	3.5%	3.8%	3.4%
Dividend yield	—	—	—	—
     The weighted average fair value of options granted for the three months ended October 1, 2005 and October 2, 2004 was $1.27 and $2.47, respectively.
     There were no purchases of common stock made under the Company’s Employee Stock Purchase Plan in the third quarter of 2005 and 2004.
Note 5 — Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net a loss for the three and nine months ended October 1, 2005 and October 2, 2004, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.
     Approximately 6,326,000 stock option shares were outstanding with an average exercise price of 3.15 per share as of October 1, 2005 compared to approximately 6,611,000 stock option shares with an average exercise price $5.48 per share at October 2, 2004.
Note 6 — Related Party Transactions
     Future is a related party as its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of October 1, 2005. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 39% of its total net sales for the year ended January 1, 2005, 47% and 35% of total net sales for the three months ended October 1, 2005 and October 2, 2004, respectively, and 43% and 41% for the nine months ended October 1, 2005 and October 2, 2004, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the un-reimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions for which none was recorded for the third quarter ended October 1, 2005 and $17,000 was for the nine months ended October 1, 2005, compared to $10,000 and $99,000 for the third quarter and nine months ended October 2, 2004, respectively. In additions, Sipex recorded $44,000 of reimbursement expense for marketing promotional materials charged by Future for the third quarter and nine months ended October 1, 2005.
     As discussed in Note 15, on January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex common stock. The loan was repaid in March 2006.
     As discussed on Note 15, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes (the “2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act. Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006 (See Note 15).
     For the third quarter and nine months ended October 1, 2005, Sipex did not record any interest expense related to the debt with Future as both convertible notes were subsequently extinguished and converted into 4.6 million of the Company’s common shares as of February 18, 2004. For the nine months ended October 2, 2004, Sipex recorded interest expense for the debt with Future totaling $58,000. There was no interest expense recorded for the third quarter ended October 2, 2004.
Note 7 — Restructuring and Impairment
     The Company has established a restructuring reserve relating to the unused portion of its leased facility in Billerica, Massachusetts. For the three and nine months ended October 1, 2005, the Company utilized $128,000 and $499,000 of restructuring reserves, respectively, which was primarily lease costs associated with the unused portion of its Billerica facility. During the third quarter of 2005, in conjunction with the Company’s decision to close down the Milpitas wafer fabrication facility and transfer the IC manufacturing processes to China and Taiwan, Sipex accrued additional restructuring cost of $533,000 for severance and retention payments and other exit costs of $105,000.
     Below is a summary of the activities related to restructuring costs for the nine months ended October 1, 2005 (in thousands):

			Total	Fixed Asset
	Facility	Personnel	Restructuring	Impairment
	costs	costs	costs	costs
Accrual balance, January 1, 2005	$1,847	$—	$1,847	$—
Incurred in 2005	—	—	—	—
Charges utilized	(173)	—	(173)	—
Sub-lease income received	44		44	—
Adjustments to accrual	12	—	12	—

Accrual balance, April 2, 2005	1,730	—	1,730	—
Incurred in 2005	—	—	—	9,377
Charges utilized	(198)	—	(198)	(9,377)
Sub-lease income received	19	—	19	—
Adjustments to accrual	47	—	47	—

Accrual balance, July 2, 2005	1,598	—	1,598	—
Incurred in 2005	105	533	638	—
Charges utilized	(128)	—	(128)	—
Sub-lease income received	110	—	110	—
Adjustments to accrual	(252)	—	(252)	—

Accrual balance, October 1, 2005	$1,433	533	$1,966	$—

Note 8 — Comprehensive Loss
     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. The Company’s “other comprehensive loss” consists of foreign currency translation adjustments. There were no foreign currency translation adjustments for the three and nine months ended October 1, 2005 and three months ended October 2, 2004, and no significant tax effect on the components of other comprehensive loss for the three and nine months ended October 1, 2005 and October 2, 2004.
     The following table provides the comprehensive loss information (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net loss	$(5,161)	$(4,625)	$(26,414)	$(13,004)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(12)

Comprehensive loss	$(5,161)	$(4,625)	$(26,414)	$(13,016)

Note 9 — Inventories
     Inventories are as follows (in thousands):

	October 1, 2005	January 1, 2005
Raw materials	$406	$482
Work-in-process	9,903	9,512
Finished goods	3,683	3,147

Total	$13,992	$13,141

Note 10 – Accrued Expenses
     Accrued expenses are as follows (in thousands):

	October 2, 2005	January 1, 2005
Accrued compensation and benefits	$2,542	$2,177
Accrued audit fees	2,173	1,643
Accrued commissions	313	318
Accrued legal fees	257	158
Accrued royalties	193	711
Accrued warranty	124	228
Other	669	620

Total	$6,271	$5,855

Note 11 — Short-Term Borrowing
     On July 21, 2005, Sipex entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank, which has expired on July 20, 2006 (See Note 15 for amendments including extension of expiration through September 30, 2006). The Agreement, as amended, provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $500,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bore an interest rate equal to the bank’s prime rate plus one percent (1.00%) as of October 1, 2005.
     Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006. In respect to financial covenants, the agreement requires the Company to maintain a minimum liquidity ratio for each month ended not less than 1.50:1.00 which is calculated as the sum of (i) unrestricted cash and cash equivalents and consolidated accounts divided by (ii) the outstanding borrowings from the bank. In addition, Sipex was required to maintain a minimum amount of tangible net worth (as defined in the Agreement) (See Note 15 for amendments with Silicon Valley Bank).
     As of October 1, 2005, the Company had no borrowing outstanding against the revolving line of credit but was in default with certain covenants at October 1, 2005. The default was subsequently waived by Silicon Valley Bank.
Note 12 — Accrued Warranty
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
     The following table summarizes the activity in the warranty reserve for the nine months ended October 1, 2005 and October 2, 2004 (in thousands):

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
Beginning accrued warranty	$228	$195
Warranty claims	(54)	(148)
Accruals for the period	(50)	236

Ending accrued warranty	$124	$283

Note 13 — Segment Information and Major Customers
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
     The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Interface	$9,525	$9,189	$28,745	$30,257
Power Management	5,133	6,070	14,460	16,626
Optical Storage	2,651	4,814	11,733	7,321
Other*	64	122	494	651

Total net sales	$17,373	$20,195	$55,432	$54,855

*	Includes Legacy and other discontinued products.
     Although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany, Canada and Belgium, substantially all of the Company’s long-lived assets reside in the United States.

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
United States	$3,563	$3,613	$10,839	$11,528
Japan	3,298	5,763	13,645	11,173
United Kingdom	2,877	2,304	8,547	7,145
China	2,498	2,182	6,423	5,285
Singapore	2,381	2,472	6,787	7,007
Taiwan	1,785	2,372	4,773	7,473
Asia, other than Japan, China, Taiwan, & Singapore	279	422	1,181	1,578
Rest of the world	692	1,067	3,237	3,666

Total net sales	$17,373	$20,195	$55,432	$54,855

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales				% of Total Gross
	Three Months Ended		Nine Months Ended		Accounts Receivable
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2005	Oct. 1, 2005	Jan. 1, 2005
Future, a related party	47%	35%	43%	41%	37%	23%
Microtek, Inc.	*	21%	14%	14%	*	23%
Komatsu	10%	*	*	*	11%	*

*	Less than 10%
Note 14 — Commitments and Contingencies
     Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of October 1, 2005, the minimum purchase commitment with PolarFab was approximately $2.4 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of October 1, 2005, restricted cash consisted of $1.0 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement which is included in the consolidated balance sheet. The agreement expires on January 1, 2008.
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

     Pending Litigation
      The Company is also subject to legal proceedings, claims, and litigation arising in the course of business. The Company defends itself vigorously against any such claims. The outcome of unresolved matters related to the Company’s legal proceedings, claims, and litigation is currently not determinable, and an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
Note 15 — Subsequent Events
     On October 7, 2005, Sipex entered into an Amendment No. 1 to the Loan and Security Agreement with Silicon Valley Bank dated July 21, 2005. The Loan and Security Agreement was amended that the Bank would make advances not exceeding the lesser of (i) the borrowing base (as defined in the agreement) plus $500,000, and (ii) the committed revolving line, minus the sub-limit utilization amount. Amendment No. 1 also provided that the interest rate was amended at a per annum rate equal to the prime rate plus one percent (1.00%). In addition, the Loan and Security Agreement was amended to reflect a minimum liquidity ratio not less than 1.50:1.00 which is calculated as Sipex’s consolidated accounts divided by the obligations, as well as a minimum amount of tangible net worth was required to be maintained for each quarter ended.
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
     On May 16, 2006, Sipex placed $30.0 million of 5.5% Convertible Senior Notes due 2026 in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15,000,000 aggregate principal amount being sold in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. The Company intends to use the net proceeds from the private placement for general corporate purposes. The 2006 Notes bear interest of 5.5% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2006, and mature on May 18, 2026. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the 2006

Notes would convert into approximately 11,194,030 shares of the Company’s common stock. At any time following the effectiveness of a registration statement related to the resale of the common stock issuable upon the conversion of the 2006 Notes, the Company may, subject to certain conditions, elect to automatically convert the 2006 Notes into common stock if the average price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days during any consecutive 30 trading-day period, ending within 5 days of the notice of automatic conversion. The Company has the right to redeem the 2006 Notes at par plus accrued interest at anytime after May 15, 2009 and the purchasers have the right to require us to repurchase the 2006 Notes at par plus accrued interest on May 15 in 2011, 2016 and 2021.
     Sipex also issued to the purchasers of the 2006 Notes, warrants to purchase an aggregate of 1,679,104 shares of common stock of the Company at a rate of 55.97 warrants per $1,000 of principal amount of 2006 Notes purchased. The warrants are exercisable at $3.216 per share and expire in 2011. The Company has also agreed to file, by August 15, 2006, a registration statement with the Securities and Exchange Commission covering the resale of the 2006 Notes, the warrants and the common stock issuable upon conversion of the 2006 Notes and exercise of the warrants.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “ intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on Item 1A of Part II in this document. The terms “Sipex,” “the Company,” “we,” “us,” “its” and “our” as used in this Form 10-Q refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
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
     As discussed in Note 2 to the condensed consolidated financial statements, our financial statements for the three and nine months ended October 2, 2004 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
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
     Product mix between our three product families and the sale of new products within each of our product families can significantly impact overall gross margin. Power management product gross margins have a wide range depending on the mix of sales within this product family. The very high volume commodity products sold into the Asian market, such as power regulators, have generally lower margins. By contrast, our advanced power management product offerings, such as white LED (light emitting diode) drivers, and our Power Blox family, are newer products, and contribute typically higher margins. Interface products typically have more moderate margins, due to the multi-protocol family and the new low voltage interface products. Optical storage product gross margins are typically within range of our average margin. The products in this line are typically proprietary, but alternative suppliers often introduce competitive solutions.
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
     Net sales during the quarter ended October 1, 2005 were $17.4 million, a decrease of $2.8 million or 14% compared to the same period of 2004. The decrease in sales for the third quarter of 2005 was due primarily to a $2.2 million decline in sales of optical storage products, and a $937,000 decrease in sales of power management products, partly offset by a $336,000 increase in sales of interface products. Sales of optical storage products for the quarter ended October 1, 2005 was 45% lower than the same period last year due primarily to the decline in shipment volume for optical storage device of a major customer in Japan without a follow-on increase in new optical storage device. For the nine months ended October 1, 2005, net sales of $55.4 million were essentially flat compared to $54.9 million for the same period a year ago. The year to date sales of optical storage products increased by $4.4 million or 60% from the corresponding period in 2004 as the strong sales of these products during the first half of 2005 offset the lower sales in the third quarter. The increase in sales of optical storage products was offset for the most part by decreases of $2.2 million and $1.5 million in the sales of power management and interface products, respectively.
     Gross profit of $4.6 million in the third quarter of 2005 decreased by $145,000, or 3%, from $4.8 million in the corresponding period of 2004. The decrease in gross profit for the third quarter of 2005 was due primarily to lower sales volume along with higher product costs driven by lower utilization of the Milpitas manufacturing facility. For the nine months ended October 1, 2005, gross profit increased by 9% to $13.2 million compared to $12.2 million for the nine months ended October 2, 2004. The overall increase in gross profit for the nine months ended October 1, 2005 was primarily due to an overall mix shift to higher margin products, as well as product cost reductions from improvements in manufacturing yields, offset by product cost increases due to under-utilization of the Milpitas manufacturing facility and higher inventory reserves for excess and slow moving inventories.
     As of October 1, 2005, we had cash and cash equivalents of $3.8 million compared to cash and cash equivalents and short-term investments of $15.8 million at January 1, 2005. The decrease of $12.0 million was used principally to fund our ongoing operations. Net cash used in operations was $13.1 million for the nine months ended October 1, 2005, resulting primarily from the $26.4 million net loss, partially offset by $19.0 million non-cash expenses that were included in net loss. On July 21, 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank which provides us with a line of credit up to $5.0 million and charges an interest rate of prime rate. As of October 1, 2005, we had no borrowing outstanding against the revolving line of credit but was in default with certain covenants. The default was subsequently waived by Silicon Valley Bank.
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
     On August 29, 2005, the board of directors of Sipex approved a plan to close its wafer fabrication operations located in Milpitas, California and transfer the fabrication to Silan in China to reduce costs and improve operating efficiencies. As a result, we recognized total restructuring charges of approximately $638,000 in the third quarter of 2005 including severance and retention benefits totaling $533,000 for approximately 70 employees and other exit costs of $105,000. In addition, during the third quarter of 2005, Sipex decided not to transfer the remaining operations in Billerica to Milpitas that was originally anticipated to be completed by the end of 2005. The adjustment to the restructuring accrual of $252,000 included exit costs of $195,000 related to a reduction to future lease payments for not transferring such remaining operations in Billerica and sublease income of $110,000. Sublease income is recorded on a cash basis due to the uncertainty of collectibility. For the three and nine months and ended October 1, 2005, we respectively utilized $128,000 and $499,000 of restructuring reserves, primarily for the lease costs associated with the unused portion of our Billerica facility. The restructuring accrual balance as of October 1, 2005 consisted of short-term portion of $1.3 million and long-term portion of $712,000. The $2.0 million restructuring accrual balance included $1.3 million of facility lease costs to be paid out approximately over the next two years.

Results of Operations
     The table below presents the statements of operations for the three and nine months ended October 1, 2005 and October 2, 2004, as a percentage of net sales:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4	76.4	76.1	77.8

Gross profit	26.6	23.6	23.9	22.2
Operating expenses:
Research and development	23.2	18.2	21.9	20.3
Marketing and selling	13.2	9.7	13.7	11.4
General and administrative	18.0	10.1	18.7	11.4
Restructuring	2.2	8.8	0.8	3.2
Impairment of fixed assets	—	—	16.9	—

Total operating expenses	56.6	46.8	72.0	46.3

Loss from operations	(30.0)	(23.2)	(48.1)	(24.1)
Other income, net	0.4	0.3	0.5	0.3

Loss before income taxes	(29.6)%	(22.9)%	(47.6)%	(23.8)%

Net Sales
     Net sales during the quarter ended October 1, 2005 were $17.4 million, a decrease of $2.8 million or 14% compared to the same period of 2004. The decrease in sales for the third quarter of 2005 was due primarily to a $2.2 million decline in sales of optical storage products, and a $937,000 decrease in sales of power management products, partly offset by a $336,000 increase in sales of interface products. Sales of optical storage products for the quarter ended October 1, 2005 was 45% lower than the same period last year due primarily to the decline in shipment volume for optical storage device of a major customer in Japan without a follow-on increase in new optical storage device. For the nine months ended October 1, 2005, net sales of $55.4 million were essentially flat compared to $54.9 million for the same period a year ago. The year to date sales of optical storage products increased by $4.4 million or 60% from the corresponding period in 2004 as the strong sales of these products during the first half of 2005 offset the lower sales in the third quarter. The increase in sales of optical storage products was offset for the most part by decreases of $2.2 million and $1.5 million in the sales of power management and interface products, respectively.
     Geographically, sales in the United States were approximately $3.6 million for both three months ended October 1, 2005 and October 2, 2004, while sales for the nine months then ended were $10.8 million and $11.5 million, respectively, a decrease of 6%. International net sales were $13.8 million and made up 79% of our total net sales for the quarter ended October 1, 2005, compared to $16.6 million or 82% of our net sales for the third quarter of 2004, a decrease of $2.8 million or 17%. For the nine months ended October 1, 2005, international net sales were $44.6 million or 80% of our total net sales compared to $43.3 million, or 79% of our total net sales for the nine months ended October 2, 2004. The increase is primarily attributable to sales of optical storage products in Japan and China where sales increased 22% and sales of interface and power management products in the United Kingdom where sales increased 20% during the nine month period in 2005 versus 2004, partially offset by a sales decreases in Taiwan where sales declined 36% due to decreased sales in power management and interface.
Gross Profit
     Gross profit of $4.6 million in the third quarter of 2005 decreased by $145,000, or 3%, from $4.8 million in the corresponding period of 2004. The decrease in gross profit for the third quarter of 2005 was due primarily to lower sales volume along with higher product costs driven by lower utilization of the Milpitas manufacturing facility. For the nine months ended October 1, 2005, gross profit increased by 9% to $13.2 million compared to $12.2 million for the nine months ended October 2, 2004. The overall increase in gross profit for the nine months ended October 1, 2005 was primarily due to an overall mix shift to higher margin products, as well as product cost reductions from improvements in manufacturing yields, offset by product cost increases due to under-utilization of the Milpitas manufacturing facility and higher inventory reserves for excess and slow moving inventories.

     Looking forward, we expect to convert to a fully fabless manufacturing model by the end of 2006. The Milpitas wafer fabrication facility will be closed and production will be transferred to subcontractors in China and Taiwan.
Research and Development
     Research and development expenses were $4.0 million and $12.1 million for the third quarter and nine months ended October 1, 2005, respectively, compared to $3.7 million and $11.1 million for the third quarter and nine months ended October 2, 2004, respectively. The increase during the quarter resulted primarily from higher spending on outside design engineering services incurred in new product development and process improvement activities. The increase of $1.0 million in research and development expense for the nine-month period was due primarily to higher spending on prototype wafer costs and outside design engineering services, partly offset by lower spending on salaries.
     As a percentage of net sales, research and development expenses for the three and nine month period in 2005 were 23% and 22% , respectively, as compared to 18% and 20% for the same quarter and year to date periods in 2004 as spending increased while net sales were relatively flat year over year.
Marketing and Selling
     Marketing and selling expenses were $2.3 million and $2.0 million for the third quarter of 2005 and 2004, respectively. The increase was primarily attributable to increases in salaries, benefits and professional services costs on additional sales and marketing personnel compared to the corresponding period of 2004. For the nine month period, expenses were $1.4 million higher than the prior year, also due primarily to increases in salaries, travel and consulting expenses.
     As a percentage of net sales, marketing and sales were approximately 13% during the third quarter of 2005 compared to approximately 10% during the corresponding period of 2004, and 14% and 11% of net sales during the first nine months of 2005 and 2004, respectively. These percentage and absolute dollar increases were primarily driven by higher spending on personnel in marketing and sales as well as additional consulting and other expenses incurred during the third quarter of 2005.
General and Administrative
     General and administrative expenses were $3.1 million and $2.0 million for the third quarter of 2005 and 2004, respectively. The increase for the quarter was primarily attributable to an increase in salaries and benefits as well as higher legal fees incurred in connection with the internal investigations relating to the restatement of our prior years’ financial statements. Expenses of $10.4 million during the nine months ended October 1, 2005 were $4.1 million higher than the prior year’s comparable period principally as a result of the increase in legal and accounting fees for the restatement audit, shareholder litigation and the internal investigation as well as increases in salaries and benefits for internal staff support partly offset by decreases in depreciation.
Restructuring and Impairment
     On August 29, 2005, the board of directors of Sipex approved a plan to close its wafer fabrication operations located in Milpitas, California and transfer wafer fabrication to Silan in China to reduce costs and improve operating efficiencies. As a result, we recognized total restructuring charges of approximately $638,000 in the third quarter of 2005 including severance benefits totaling $533,000 for approximately 70 employees and other exit costs of $105,000.
     We currently anticipate that the facility closure activities will be substantially completed at the end of third quarter of 2006. In addition, during the third quarter of 2005, we decided not to transfer the remaining operations in Billerica to Milpitas that was anticipated originally to complete the transfer by the end of 2005. The adjustment to the accrual of approximately $252,000 in the third quarter of 2005 included $195,000 related to a reduction to future lease payment obligation for not transferring such remaining operations in Billerica.
     The restructuring accrual balance as of October 1, 2005 consisted of short-term portion of $1.3 million and long-term portion of approximately $712,000. The $2.0 million restructuring accrual balance primarily included facility lease costs to be paid out over the next two years and the remaining portion to be paid out in less than a year.

     Restructuring and impairment expenses were $0.4 million and $9.8 million during the three and nine months ended October 1, 2005, respectively, compared to $1.8 million for the same periods in 2004. For the nine months end in 2005 compared to the same period in 2004, the increase was due primarily to the impairment of fixed assets associated with the wafer fabrication facility in Milpitas, CA and estimated severance payments and benefits accrued relating to the planned closure of our wafer fabrication operations in Milpitas, CA as announced on August 29, 2005. Restructuring expense of $1.8 million during the three and nine months ended October 2, 2004 relates to additional restructuring expense accrued for our facility in Billerica, Massachusetts.
     During the third quarter of 2004, Sipex entered into a sublease arrangement for a portion of the facility and decided to relocate the remaining personnel to Milpitas, California. This resulted in Sipex incurring $1.9 million of additional restructuring accrual which reflected our plan to move the majority of remaining operations to Milpitas, California and consisted of $1.4 million for future lease payments, a $447,000 write-off of leasehold improvements and $32,000 for severance payments to 12 employees.
Other Income, Net
     Other income (expense), net, was $68,000 in both the third quarter of 2005 and 2004 and $291,000 and $146,000 during nine months ended October 1, 2005 and October 2, 2004, respectively. The increase for the nine-month period was due primarily to an increase in interest income resulting from rising interest rates and decrease in interest expense related to the convertible debt issued to the affiliates of Future which was converted to our common stock in February of 2004.
Income Tax Expense (Benefit)
     Income tax expense consisted principally of accruals for income taxes relating to our international locations. Income tax expense for the third quarter of 2005 was $13,000 compared to zero in the same quarter last year. Income tax expense for the nine months ended October 1, 2005 was $35,000 compared to a net tax benefit of $69,000 for the same period in 2004. For the prior year, the income tax benefit resulted from the favorable resolution of certain prior year foreign taxes at less than estimated amounts.
Liquidity and Capital Resources
     As of October 1, 2005, we had cash and cash equivalents of $3.8 million compared to cash and cash equivalents and short-term investments of $15.8 million at January 1, 2005. The decrease of $12.0 million was used principally to fund our ongoing operations.
     Net cash used in operations was $13.1 million for the nine months ended October 1, 2005, resulting primarily from the $26.4 million net loss, partially offset by $19.0 million non-cash expenses that were included in net loss. Non-cash expense items primarily included $9.4 million impairment charge relating to the planned closure of our wafer fabrication facility in Milpitas, $3.7 million in depreciation and amortization, $3.9 million in provision for inventories and $1.3 million provision for uncollectible receivables and sales returns and allowances. The $5.6 million cash usage in the change in assets and liabilities included a $4.8 million increase in inventories, and $3.0 million decrease in accounts payable, partially offset by a decrease in accounts receivable of $2.3 million. In comparison, net cash used in operating activities for the nine months ended October 2, 2004 was $8.0 million, resulting primarily from a $13.0 million net loss, partially offset by $9.7 million in non-cash items. Non-cash items during the first nine months of 2004 primarily included $5.0 million in depreciation and amortization, $1.8 million provision for restructuring charges, $1.8 million provision for inventories, and $0.9 million provision for uncollectible receivables and sales returns and allowances. Cash decreased $4.7 million in the change in assets and liabilities, including an increase in inventories of $4.7 million, a decrease of $1.0 million in accounts payable, and a decrease in accrued expenses of $0.3 million, partially offset by a decrease in accounts receivable of $1.6 million.
     Net cash provided by investing activities was $0.7 million for the nine months ended October 1, 2005, derived primarily from $0.8 million reduction in restricted cash and $0.9 million proceeds from maturity of short-term investment securities, reduced by $0.6 million purchase of short-term investment securities and $0.4 million purchase of property and equipment. For the nine months ended October 2, 2004, we used cash of $3.5 million in investing activities primarily to purchase $6.0 million in short-term investment securities, the deposit of $1.8 million in a restricted account to guarantee payment of contractual obligation with a supplier and the purchase of $1.6 million in property, plant and equipment. This cash outflow was partially offset by proceeds of $6.0 million from maturity of short-term investments.
     Net cash received from financing activities for the nine months ended October 1, 2005 was $0.7 million from issuance of common stock under our employee stock plans. Net cash provided by financing activities during the same period in 2004 of $3.1 million, included $2.7 million derived from the sale of common stock to Future and $0.5 million from issuance of common stock under our employee stock plans, partly offset by legal expenses of $42,000 incurred on the conversion of convertible debt to common stock.
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
     As of October 1, 2005, we had no borrowing outstanding against the revolving line of credit but was in default with certain covenants at October 1, 2005. The default was subsequently waived by Silicon Valley Bank.
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
     Simultaneously with the sale of the Hillview property (See Note 15 of condensed consolidated financial statements), we entered into a Standard Form Lease agreement to lease back the facility from Mission West Properties L.P. The lease term is 60 months. In addition, we have provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under our line of credit with Silicon Valley Bank. The security deposit is held as security for our faithful performance of the terms, covenants, and conditions prescribed under the lease agreement.
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
     A more detailed description of the terms of the 2006 Notes is presented in Note 15 to our condensed consolidated financial statements included in this 10-Q filing and in our Form 8-K filing with the Securities and Exchange Commission on May 22, 2006.
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
Recent Accounting Pronouncements
     Please refer to Note 3 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments
     As of October 1, 2005, there have been no significant changes to our contractual obligations as provided in “Management Discussion and Analysis of Financial Condition and Result of Operations” of our Form 10-K for the year ended January 1, 2005.
     As of October 1, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
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
     We had no investment in short term securities at October 1, 2005.
     In 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank which provides us with a line of credit up to $5,000,000 and charges interest at the prime rate. However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses.
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
Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended October 1, 2005 and October 2, 2004.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of October 1, 2005, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended January 1, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of October 1, 2005 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.
     The material weaknesses in our internal control over financial reporting as of January 1, 2005 identified by our management related to the design and operation of controls in the following areas: (i) entity level controls, (ii) revenue accounting, and (iii) financial closing process—use of estimates.
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
     For the quarter ended October 1, 2005, our management took the following steps to address the material weaknesses that existed as of January 1, 2005:
•	We re-engineered the sales administration function so that all finance-related activities are performed by the finance staff. The finance department assumed responsibility for the customer credit issuance and tracking process and the external sales representative commission calculation;
     During the second fiscal quarter of 2005, our management took the following steps to address the material weaknesses that existed as of January 1, 2005:
•	Our new CEO, Ralph Schmitt, was hired in June 2005;

•	As part of our adoption of sell-through revenue accounting, noted in our Quarterly Report on Form 10-Q for the period ended April 2, 2005, we engaged an outside company to conduct inventory cycle counts on a rotating basis at all of our distributors’ warehouses to verify quantities;

•	Our key financial managers began making periodic visits to our distributors to emphasize the terms of the distribution agreements and the revenue reporting requirements of Sipex as a public company;

•	We began conducting formal revenue recognition training sessions for key finance, sales and marketing personnel;

•	We implemented annual ethics training for all employees and we engaged a compliance firm to ensure that all employees read, understand and confirm critical accounting and ethics policies. All employees must now annually reaffirm our Code of Conduct, legal compliance policy and whistleblower procedures;

•	We increased management oversight by expanding our disclosure process to include all senior managers and sales and marketing personnel with responsibility for responding to issues raised during the financial reporting process and we require certifications from all executive management and key sales and marketing personnel;

•	We improved the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and compliance with generally accepted accounting principles;

•	We enhanced the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team;
     During the first fiscal quarter of 2005, our management took the following additional steps to address the material weaknesses that existed as of January 1, 2005:
•	We adopted sell-through revenue recognition for our sales to distributors other than Future. As part of this adoption, we have advised our distributors that the terms of the distribution agreement are binding and any changes to those terms must be approved in writing by both our CEO and CFO. Additionally, we implemented more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements by requiring the review and approval from our CEO and CFO on non-standard sales terms and conditions of a significant nature;
     During 2006, our management took the following additional steps to address the material weaknesses that existed as of January 1, 2005:
•	We conducted a formal review of the foreign locations in which we are doing business, evaluated the appropriate and necessary legal and tax structure for these foreign locations and then implemented such structure and the related internal controls to ensure compliance with local laws and regulations.
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