Form 10-K
period 2005-12-31
SIPEX CORP
filed 2006-08-17
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2005) was approximately $33,695,000 based upon the last reported price on the Pink Sheets of $1.75 per share.
The number of shares of the registrant’s common stock outstanding on August 15, 2006 was approximately 35,550,378 shares.

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
     In addition, because of the internal investigation we delayed the timely filing of our Forms 10-K for the fiscal years ended January 1, 2005 and December 31, 2005 and our quarterly reports on Forms 10-Q for the periods ended April 2, 2005, July 2, 2005, October 1, 2005, April 1, 2006 and July 1, 2006. We are also filing our quarterly reports on Forms 10-Q for the periods ended April 2, 2005, July 2, 2005 and October 1, 2005 concurrently with this report.

-i-

FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this annual report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on Item 1A in this document. The terms “Sipex,” “the Company,” “we,” “us,” “its” and “our” as used in this annual report on Form 10-K refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
PART I
Item 1. Business:
     The Form 10-K of Sipex Corporation (the “Company,” “Sipex,” “we,” “us,” or “our”) for the year ended January 1, 2005 reflects a complete description of the restatement of our consolidated financial statements and quarterly information for the year ended December 31, 2003 and the quarterly information for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004.
     This report describes developments in our business and operations through the date of this report.
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
     The investigation has been completed, and the audit committee has recommended that we take certain remedial actions, including the adoption of the sell-through accounting methodology for fiscal 2003 and 2004 and thereafter for sales to all of our distributors, the termination and reprimand of certain employees and the implementation of certain internal control procedures. These procedures included restructuring the customer marketing function to require that our finance related activities are performed by the finance department, annual ethics training for all employees, annual compliance confirmations for all employees, certifications from the appropriate sales and marketing personnel, and staff increases to upgrade the finance function.
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
     In addition, we identified and corrected various other errors related to the following revenue items: sales cut-off errors, reversal of revenue when collectibility was not reasonably assured, reversal of revenue related to an undocumented sale and deferral of engineering service contract revenue. We also identified and corrected various other errors related to the following items: errors in the recording of manufacturing personnel costs, improperly capitalized fixed assets, errors in the calculation of depreciation, reclassification of foreign exchange gains to general and administrative expenses, improper presentation of accrued fixed asset additions, and certain other items.
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
Availability of Reports and Other Information
     Our Internet website is www.sipex.com. On this website, the public can access our annual, quarterly and current reports free of charge through a hyperlink to the Securities and Exchange Commission, or the SEC, website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We intend to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendment to, or waiver from, our code of ethics by posting such information on our website at www.sipex.com, provided such method of disclosure is then in compliance with the rules of the Nasdaq Global Market and the rules of the SEC.
Company Overview
     We were incorporated in May 1965 under the laws of the State of Massachusetts. Effective October 2003, we changed our state of incorporation from Massachusetts to Delaware. We design, manufacture and market, high performance, analog integrated circuits, or ICs that primarily are used by original equipment manufacturers, or OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Some of the end product applications that contain our ICs are cellular phones, base stations, computers, DVD players, and digital cameras. Our products are sold either directly or through an international network of manufacturers’ representatives and distributors.
     While advances in digital technology have fueled the demand for digital ICs, they have also created a demand for more precise, faster and more power efficient analog ICs. We possess a broad portfolio of analog ICs, organized into three product families: power management, interface and optical storage.
Recent Developments
     Historically, we have fabricated a substantial portion of our products at our semiconductor wafer manufacturing facility in Milpitas, California. In the third quarter of 2005, we decided to close down the Milpitas wafer fabrication facility, or fab, and transfer the IC manufacturing processes to a wafer fab operated by Hangzhou Silan Integrated Circuit Co., Ltd ., or Silan, in Hangzhou, China and a wafer fab operated by Episil Technologies, Inc., or Episil, in Taiwan. Definitive agreements regarding the transfer to China were entered into in February 2006, and the transition is expected to be completed by the end of September 2006. With this new fabless manufacturing model, we expect to achieve significant cost savings, but there can be no assurance that the expected savings will be realized. We also use a number of third-party contractors to fabricate, package and test our ICs.
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
     Hereinafter, the years ended December 31, 2005, January 1, 2005, and December 31, 2003 are also referred to as “2005,” “2004,” and “2003.”
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
     Power Management Products - These ICs regulate, control, monitor or provide the reference voltage for a system or portion of a system. Direct current/direct current or DC/DC regulators and pulse-width modulation/pulse-frequency modulation controllers convert voltage up or down within a system and provide a controlled level of power to the system, independent of normal operating load, line and temperature fluctuations. Supervisory ICs monitor power levels and notify controller ICs of out-of-range power conditions. Voltage references establish benchmark voltages within a system and provide constant outputs independent of temperature and other operating variations. Within this product category, Sipex develops white light-emitting diode or LED drivers needed in virtually every consumer portable device and in liquid crystal display LCD monitors. This product family is replacing the electroluminescent lamp or EL driver family, which developed high voltage alternating current or AC signals from low voltage battery sources that provide backlighting for LCDs.
     The power management product portfolio expanded in 2004 with proprietary ICs including white LED drivers, DC/DC regulators and controllers. These new products deliver improved power efficiency, increased miniaturization and more power at lower output voltage levels to portable power and distributed power applications.
     Interface Products – Interface products facilitate the transfer of digital signals between or within electronic systems and ensure reliable connectivity between networks, computers and the rapidly expanding mix of digital peripherals and consumer portable devices that connect to them. Our single protocol RS-232 and RS-485 transceivers comply with international standards in delivering multi-channel digital signals between two systems. Our proprietary multi-protocol transceivers enable network equipment to communicate with a large population of peripherals that use a diverse set of serial protocol standards without the added burden of multiple add-on boards and cables.
     The focus on lower voltage and low power consumption to conserve energy has made our low voltage, interface ICs popular in a variety of digital peripherals including data cables for personal digital assistants (PDAs), cellular phones and digital cameras. Multi-protocol ICs continue to be used in networking and telecommunications equipment.
     Optical Storage Products – Our optical storage product family has been shipping in volume since the second quarter of 2002. This product family provides electronic solutions for pick-up heads used in optical storage systems, such as CD and DVD devices. Optical storage products are customized to each customer, tend to have shorter design cycles, time-to-volume and product lives than interface and power management products.

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
     International sales accounted for approximately 80%, 80%, and 86% of net sales in fiscal years 2005, 2004 and 2003, respectively.
     Future Electronics Inc., or Future, a related party, is our exclusive distributor for North America and Europe. Future is also our largest distributor worldwide, and accounted for 44%, 39%, and 21% of total net sales for the years ended December 31, 2005, January 1, 2005, and December 31, 2003, respectively. We have a distribution agreement that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to this distributor are made under an agreement that provides protection against market price reduction for its inventory of our products. We maintain a separate price list for products sold to Future, which is different from the prices charged to customers in direct sales transactions. On a quarterly basis, Future is permitted to return for credit up to 10% of its total purchases during the most recent three-month period (credit is reduced to 5% with a 2% scrap allowance applicable to all purchases from us starting April 1, 2006). We recognize revenue on sales to Future under the distribution agreement when it sells the products through to the end customer, which is referred to as sell-through accounting. For sales to all other distributors, we previously recognized revenue upon shipment, but we changed to sell-through accounting effective January 1, 2003. We recognize revenue upon shipment for direct sales to end customers as long as all other revenue recognition criteria are met.
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
     In Asia, we sell products through a number of distributors in addition to Future. All sales to these international locations are denominated in U.S. dollars. We maintain separate price lists for products sold to distributors, which typically reflect discounts from the prices charged to customers in direct sales transactions, but do not provide price protection to these distributors on items that are included in their inventory. During 2003, on a semi-annual basis, these Asian distributors, except in Japan, were permitted to return up to 5% of their total purchases during the most recent six-month period for credit against product purchases of an equivalent dollar value. Our distributors in Japan were permitted to return up to 5% of their total purchases on a quarterly basis. Effective in the first quarter of 2004, all distributors were permitted to return products up to 5% of their most recent three-

month purchases from Sipex. Effective as of January 1, 2003, we recognize revenue on sales to these distributors when they sell the products through to their end customers. Prior to January 1, 2003, we recognized revenue on sales to these Asian distributors using a ship-to accounting methodology for which we recognized revenue upon shipment to the distributors less estimated reserves for returns.
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
Backlog
     Our product backlog was approximately $13.0 million at December 31, 2005 compared to $9.7 million at January 1, 2005. The higher backlog was due to increased customer purchase order activities for delivery in 2006. We include in backlog all orders scheduled for delivery within one year. However, our business is characterized by short-term orders and shipment schedules. We generally permit orders to be canceled or rescheduled without significant penalty to customers. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenues. In addition, due to the high percentage of our sales going through the distribution channel, our backlog may be affected by inventory levels at our distributors.
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
     In the third quarter of 2005, we decided to transition to a “fabless” manufacturing structure and to outsource all of our wafer fabrication operations to third party suppliers and subcontractors. As such we intend to close the Milpitas, California fabrication facility and transfer most of our wafer production to Silan, in Hangzhou, China, and Episil, in HsinChu, Taiwan. We believe this conversion will lower our manufacturing costs and therefore enable us to pursue market opportunities where historically we were unable to provide a cost effective solution to our customers. The conversion to a fully fabless manufacturing model along with the use of third-party foundries should enable us to minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of the obsolescence of such technologies. We expect to complete this transition by the third quarter of 2006.
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
     We spent $17.2 million in 2005, $14.7 million in 2004 and $13.3 million in 2003 on research and development, representing 23.7%, 19.5%, and 36.3% of net sales for these years, respectively. The increase in 2005 as a percentage of net sales was primarily due to the reduction in net sales combined with increased research expenditures. We expect to focus more on the productivity of our research and development investment through better product definition, consistent strategy and improved tools. Overall expenditures in support of research and development activity are likely to increase slightly in absolute dollars in the near future.
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
Employees
     At August 5, 2006, we had 393 full-time employees including 160 in manufacturing, 84 in engineering, 98 in sales and marketing, and 51 in finance and administration. At December 31, 2005, we had 357 full-time employees including 154 in manufacturing, 83 in engineering, 71 in sales and marketing, and 49 in finance and administration.
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
     For the year ended January 1, 2005, management informed the Audit Committee that they identified the following “material weaknesses,” as defined by the Public Company Accounting Oversight Board (PCAOB), in the design and operation of our internal controls:
•	Entity-level control activities were not appropriately designed and operating effectively to ensure a control environment that emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of our operations;

•	Internal controls over revenue recognition were not maintained adequately with respect to (i) lack of communication and review of significant revenue transactions, (ii) entering into arrangements that were not within the original contractual distributor agreements related to return rights and other concessions, (iii) improper sales cut-off procedures at our German subsidiary, (iv) lack of sufficient evidence of pre-sale evaluation of the reasonableness of customer collection capabilities, (v) lack of sufficient evidence of customer delivery and acceptance, (vi) improper recognition of revenues related to engineering service contracts; and

•	During the final closing steps of the restatement process related to preparation of our financial statements for the year ended January 1, 2005, our internal control procedures did not operate effectively to update significant estimates based upon the best available information at that time. The principal estimates needing updating related to valuation of excess and obsolete inventories.
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
We may not successfully transfer our manufacturing processes to Silan in China and Episil Technologies in Taiwan.
     We are working toward transferring our manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the closure of the Milpitas, California wafer fabrication facility. The transfer is a complicated and time-consuming process that has already been met with significant unforeseen complications that have delayed the integration transfer and required additional allocation of our resources. There can be no guarantees that additional unforeseen integration issues will not arise in the future that could cause additional delays which could materially adversely affect our ability to timely produce our products for distribution.
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
     For the fiscal years 2005, 2004 and 2003 approximately 83%, 83%, and 73% respectively, of our net sales were from shipments of our products to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three months of shipments effective in the first quarter of 2004. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow.
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
     Future is a related party and has historically accounted for a significant portion of our revenues. Future is our largest distributor worldwide and accounted for 44%, 39% and 21% of total net sales in fiscal 2005, 2004 and 2003, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.

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
Affiliates of Future, our largest stockholder and distributor, beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring stockholder approval and could either discourage or entirely facilitate a potential acquisition of our company.
     As of August 15, 2006, the affiliates of Future held approximately 16.3 million shares or approximately 46%, of our outstanding common stock. Neither Future nor its affiliates are currently represented on our board of directors, and they do not have contractual rights to such representation or to any participation in the corporate governance of management. However, due to their ownership of a significant percentage of our common stock, they will be able to exert significant influence over, and effectively control, actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control of Sipex or otherwise discouraging a potential acquirer from obtaining control of Sipex. Conversely, by virtue of Future’s percentage ownership of our stock, Future could facilitate a takeover transaction that our board of directors did not approve.
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
     These risks may be compounded as a result of the transfer of our manufacturing processes to Silan and Episil. Our international sales (sales to customers outside the United States) in the year ended December 31, 2005 were $58.0 million, or 80% of total net sales and $60.3 million and $31.3 million for the years ended 2004 and 2003, respectively, or 80% and 86% of total net sales, respectively. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.
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
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R became effective for our quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting SFAS 123R, we will now have additional stock compensation expense. The ultimate amount of future stock compensation expense will depend upon the number of grants, the estimated grant date fair value, which depends upon significant assumptions including stock volatility and estimated term, the assumed forfeiture rate and the requisite service period for future grants. This expense will exceed the expense we currently record for our stock-based compensation plans and will have a material effect on our results of operations in future periods.
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
Item 1B. Unresolved Staff Comments:
     None.

Item 2. Properties:
     Our corporate office is located in Milpitas, California. Information regarding our principal plants and properties as of December 31, 2005 appears below:

		Approximate	Owned Or	Lease
		Facility Size	Leased: Land	Expiration
Location	Description	(Square Feet)	Area Owned	Date
Milpitas, CA	Manufacturing/Design Center/General Office	95,700	Owned	*
Billerica, MA	Design Center/General Office	64,260	Leased	1/30/2008
Munich, Germany	General Office	2,740	Leased	3/31/2010
Tokyo, Japan	General Office	2,500	Leased	1/31/2007
Zaventem, Belgium	Design Center/General Office	9,540	Leased	9/30/2009
Shenzhen, China	General Office	1,310	Leased	4/25/2007
Shanghai, China	General Office	1,670	Leased	11/19/2007
Taipei, Taiwan	General Office	2,600	Leased	3/31/2008
Pointe-Claire, Quebec, Canada	General Office	2,594	Leased	1/31/2008
Ipoh, Perak, Malaysia	Warehouse	2,630	Leased	6-month notice

*	The property was sold and leased back on March 9, 2006 with an expiration date of March 31, 2011. See Note 16 to consolidated financial statements relating to subsequent events.
     Subsequent to December 31, 2005, we have renewed or added leases including Korea and Belgium. We believe that our existing facilities adequately serve our current needs. We have sublet a portion of the facility located in Billerica, Massachusetts.
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
Item 4. Submission of Matters to a Vote of Security Holders:
     No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Delisting from the Nasdaq Global Market
     On April 5, 2005, we received a Staff Determination notice from the Nasdaq Global Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed the Annual Report on Form 10-K for the year ended January 1, 2005. The notice stated that our securities would be delisted from the Nasdaq Global Market at the opening of business on April 14, 2005, unless we requested a hearing to appeal the delisting in accordance with Nasdaq Marketplace Rules 4800, et seq. on or before 4:00 p.m. Eastern Time on April 12, 2005. On May 17, 2005, we received a Staff Determination notice from the Nasdaq Global Market stating we were not in compliance with Nasdaq’s Marketplace Rule 4310(c) (14) because we had not yet filed the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 and that the Nasdaq Listing Qualifications Panel (the “Panel”) would consider the filing delinquency in rendering a determination regarding the continued listing on the Nasdaq Global Market. We addressed the issues related to the delays in filing our Quarterly Report on Form 10-Q for the period ended April 2, 2005 and Annual Report on Form 10-K for the year ended January 1, 2005, and our request for continued listing on the Nasdaq Global Market, at an oral hearing before the Panel on May 19, 2005.
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
     The following table sets forth, for the period indicated, the high and low closing sale prices per share as reported on the Nasdaq Global Market or on the Pink Sheets for the periods referenced:
Quarterly Stock Market Data

Fiscal 2005	Dec. 31, 2005	Oct. 1, 2005	July 2, 2005	April 2, 2005
Stock price range per share:
High	$1.95	$2.48	$2.14	$4.50
Low	1.29	1.65	1.15	2.01

Fiscal 2004	Jan. 1, 2005	Oct. 2, 2004	July 3, 2004	April 3, 2004
Stock price range per share:
High	$5.90	$5.75	$6.54	$9.41
Low	4.40	3.80	4.75	6.27
     As of December 31, 2005, there were 61 stockholders of record. We believe that as of December 31, 2005, the number of beneficial holders of common stock exceeded 3,000. The last reported sale price of the common stock on August 8, 2006 was $2.85 per share, as quoted on the Pink Sheets electronic trading market. We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all of our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.
     The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this annual report on Form 10-K.
     During February 2004, Alonim Investments Inc., or Alonim, one of the affiliates of Future, exercised rights to convert promissory notes from us into our common stock for 4.6 million shares, which have not been registered with the SEC (See Note 2 to our consolidated financial statements for Related Parties). Likewise, on August 5, 2004, Alonim exercised an outstanding warrant to purchase 900,000 shares of our common stock at an exercise price of $2.9458 per share for a total of $2,651,000. These transactions were conducted pursuant to certain private placement exemptions from the registration requirements of the Securities Act. In connection with the warrant exercise, we also agreed to modify certain standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of our issued and outstanding voting capital stock and (ii) 42.5% of our issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of our voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). We used the proceeds from these transactions to help finance our working capital needs. In addition, on August 9, 2004, Alonim purchased 2.5 million shares of our common stock on the open market. As of December 31, 2005, the affiliates of Future held 16.3 million shares, or 46% of our outstanding capital stock.
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
     On May 16, 2006, we placed $30.0 million of 5.5% Convertible Senior Notes due 2026, or the 2006 Notes, in a private placement. Rodfre, an affiliate of Alonim and of Future, purchased 50% of the 2006 Notes, or $15,000,000 aggregate principal amount, sold in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. We intend to use the net proceeds of approximately $28.7 million from the private placement for general corporate purposes. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the 2006 Notes would convert into approximately 11,194,030 shares of our common stock. A more detailed description of the terms of the 2006 Notes is provided in Note 16 to our consolidated financial statements included in this 10-K filing, and in our Form 8-K filed with the SEC on March 19, 2006.
Item 6. Selected Financial Data:
     Selected financial data for the last five years appear below (in thousands, except per-share data):

	Years Ended
Operating Results:	2005	2004	2003		2002	2001
Net sales	$72,674	$75,453	$36,535	***	$66,260	$72,062
Gross profit (loss)	13,749	11,796	(9,068	)***	(8,488)	(2,536)
As a % of net sales	18.9%	15.6%	(24.8)%		(12.8)%	(3.5)%
Depreciation and amortization	10,952	6,559	7,587		7,675	6,662
Research & development expenses	17,248	14,710	13,252		12,944	12,858
Loss from operations	(38,515)	(23,066)	(38,495)		(47,455)	(32,928)
Loss before income taxes	(37,915)	(22,881)	(39,489)		(47,542)	(32,282)
Net loss	(38,107)	(22,748)	(39,807)		(79,276)	(19,692)
As a % of net sales	(52.4)%	(30.1)%	(109.0)%		(119.6)%	(27.3)%
Net loss per common share — basic	$(1.07)	$(0.69)	$(1.41)		$(2.92)	$(0.82)
Net loss per common share — diluted	$(1.07)	$(0.69)	$(1.41)		$(2.92)	$(0.82)

Balance Sheet and Financial Data:

Cash and cash equivalents	$1,969	$15,523	$18,338		$6,489	$4,874
Short-term investment securities	—	249	2,994		9,980	—
Restricted cash equivalents and securities	1,000	1,838	—		—	— *
Total assets	50,442	88,066	101,296		98,786 **	145,127
Long-term debt	—	—	21,323		10,455	7,396
Working capital (deficit)	(3,385)	14,346	24,468		27,775	36,260
Current ratio	0.9	1.5	2.0		3.0	4.7
Purchase of property, plant and equipment	878	1,921	2,024		4,108	40,441 *
Stockholders’ equity	22,521	60,080	54,233		74,520	127,822

*	In June 2001, Sipex purchased the land, building and equipment of its Milpitas manufacturing facility for $35.0 million which was formerly under lease. Proceeds for the buyout were provided through the liquidation of $36.8 million of restricted cash that had previously secured the lease of the facility and equipment.

**	The 2002 decrease in total assets was mainly due to the establishment of a 100% valuation allowance of $31.9 million for deferred tax assets, the disposition of machinery and equipment with a net book value of $6.7 million and $3.0 million write-off of goodwill.

***	The decrease in net sales in 2003 was primarily due to non-cash charges as a reduction to sales of $14.1 million in 2003 reflecting the fair value of conversion rights related to the 2003 convertible note issued to Future, a related party (See Note 3 to our consolidated financial statements regarding Related Parties), and $12.6 million initial impact for the revenue values of our products in the distribution channel upon conversion to sell-through accounting (See Note 3 to our consolidated financial statements regarding Revenue Recognition). In addition, the 2003 gross loss increased by $1.8 million as a result of the conversion to sell-through accounting.

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
     Since 2003 we have continuously transformed our product mix, eliminating legacy products, such as hybrid and EL (electroluminescent display drivers), while focusing on existing products and increasing the sale of new products introduced in our three core product families. Net sales attributed to legacy products decreased from $2.5 million in 2003 to $0.8 million in 2004 and $0.6 million in 2005. Net sales of our three core product families increased from $34.0 million in 2003 to $74.7 million in 2004 and declined to $72.1 million in 2005.
     Our wafer fabrication operation in Milpitas produced approximately 84%, 81% and 84% of our wafer requirements in 2005, 2004 and 2003, respectively. Our wafer fabrication utilization in Milpitas was 56%, 62% and 70% in 2005, 2004 and 2003, respectively. Wafer production declined by 12% and 10% in 2005 and 2004, respectively, as compared to each prior year.
     Net sales decreased by 3.7% to $72.7 million for the year ended December 31, 2005, as compared to $75.5 million for the year ended January 1, 2005. The decrease in net sales was due to a $2.2 million decline in net sales for the power management product line and a $1.1 million decline in the interface product line, somewhat offset by a $0.8 million increase in the optical storage product line. The decrease in net sales of the power product line was driven by an overall softness in demand that led to a unit volume decline as well as a decline in average selling prices. The decline in demand for the commodity products was only somewhat offset by increasing demand for our proprietary power management products. The decline in net sales of the interface product line was driven by a decline in average selling prices while unit volume increased. The increase in net sales for the optical storage product line was primarily driven by an increase in unit volume as demand for these products was strong.

     Gross profit increased to $13.7 million in 2005 or 19% of net sales, as compared to $11.8 million or approximately 16% in 2004. The improvement in gross profit was comprised of improvements in manufacturing yields lowering overall product costs as well as reductions in inventory write-downs for excess and obsolete products. These cost reductions were offset by recognition of $4.3 million of increased depreciation on the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex recorded in the fourth quarter of 2005. The improvement in gross profit was comprised of the following: product mix, higher margins at standard cost due to manufacturing yield and process improvements.
     As of December 31, 2005, cash, cash equivalents and short-term investments, were $2.0 million as compared to $15.8 million at January 1, 2005. The decrease of $13.8 million was principally due to funding our ongoing operations with a use of $17.4 million in operating activities, cash payments for capital expenditures of $878,000, partially offset by net proceeds of $3.0 million short-term borrowing from our bank line of credit, issuance of common stock under employee stock option plans for $683,000 and reductions in restricted cash of $838,000.
     Net cash used in operating activities was $17.4 million, $8.9 million, and $8.2 million in 2005, 2004, and 2003, respectively. We will continue to depend upon our cash and cash equivalents to fund our operations until such time that we generate cash from operating activities.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those significant estimates that are particularly susceptible to change, which include revenue recognition, inventory valuation, restructuring and impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.
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
     Sales to Future are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period (reduced to 5% including a 2% scrap allowance effective April 1, 2006). As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue accounting and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.

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
     For non-distributor customers, we recognize revenue when title to the product is transferred to the customers, which occurs upon shipment or delivery, depending upon the terms of the customer order, provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of the resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Provisions for returns and allowances for non-distributor customers are provided for at the time product sales are recognized. An allowance for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating an allowance.
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
     Valuation of Inventories. Sipex writes down the value of its inventories for estimated excess quantities, obsolescence, and/or marketability deficiencies. In addition, we write down inventory costs to the lower of cost or market which becomes the new cost basis. Excess and obsolete inventories are determined by comparing current inventory quantities to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. In estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions become less favorable than those anticipated by management, additional write-downs of inventories may be required in the future. During 2005, inventories with an original cost of $1.0 million, which had been previously written down to zero, were sold and we recorded write-downs of $5.0 million for excess and obsolete inventory. During 2004, inventories with an original cost of $874,000, which had been previously written down to zero, were sold and we recorded write-downs of $8.6 million. During 2003, inventories with an original cost of $775,000, which had been previously written down to zero, were sold and we recorded $2.9 million of inventory write-downs.
     Restructuring and Fixed Asset Impairment. The determination of the estimated restructuring accrual and impairment requires significant management judgment. To estimate the restructuring accrual, we prepare a plan that includes the number of employees to be terminated and the related severance cost, the amount of impairment for certain fixed assets and inventory, the termination costs of certain leases and the related actions required to execute the plan. It is possible that future events such as voluntary employee terminations, sublease agreements or a shift in the timing of the execution of the plan could result in significant changes to the original estimate.
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
     In the second quarter of 2005, Sipex recognized a $9.4 million impairment charge for its long-lived assets. Based on changes in the planned use for its wafer fabrication assets, we performed an impairment evaluation in accordance with SFAS No. 144. Sipex determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which management determined with the assistance of an independent appraisal firm. The impairment charge primarily related to machinery and equipment and fabrication-related building improvements. While we subsequently agreed to sell a substantial portion of its wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, its wafer fabrication assets remain in use and Sipex will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.
     On August 29, 2005, the Board of Directors of Sipex approved a plan to close its wafer fabrication operations located in Milpitas, California and transfer the fabrication to Silan in China to reduce costs and improve operating efficiencies. As a result, we recognized total restructuring charges of approximately $871,000 in the second half of 2005 including severance and retention benefits totaling $766,000 for approximately 70 employees and other exit costs of $105,000. We currently anticipates that the facility closure activities will be substantially completed by the end of third quarter of 2006. In addition, during the third quarter of 2005, Sipex decided not to transfer the remaining operations in Billerica to Milpitas that was originally anticipated to be completed by the end of 2005. The adjustment to the restructuring accrual of $294,000 during 2005 primarily included exiting costs of $213,000, offset by sublease income of $293,000 and $195,000 recorded in the third quarter of 2005 as a reduction to future lease payment obligation for not transferring such remaining operations in Billerica. Sublease income is recorded on a cash basis due to the uncertainty of collectibility. The restructuring accrual balance as of December 31, 2005 consisted of short-term portion of $1.4 million and long-term portion of $584,000. The $2.0 million restructuring accrual balance included $1.2 million of facility lease costs to be paid out over the next two years and the remaining portion to be paid out in less than a year.
     Income Taxes. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets were deductible, management assessed that it is more likely than not that the deferred tax assets at December 31, 2005 will not be realized in the future. Therefore we maintained a full valuation allowance against our deferred tax assets.

Results of Operations
     For the periods indicated, the following table sets forth the percentages of net sales represented by the respective line items in our consolidated statements of operations.

	Years Ended
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.1	84.4	124.8

Gross profit (loss)	18.9	15.6	(24.8)
Operating expenses:
Research and development	23.7	19.5	36.3
Marketing and selling	14.6	11.4	20.3
General and administrative	19.8	13.0	22.0
Restructuring and impairment	13.8	2.3	1.9

Total operating expenses	71.9	46.2	80.5

Loss from operations	(53.0)	(30.6)	(105.3)
Other income (expense), net	0.8	0.3	(2.7)

Loss before income taxes	(52.2)%	(30.3)%	(108.0)%

Fiscal Year Ended December 31, 2005 compared to Fiscal Year Ended January 1, 2005
     Net Sales. The table in Note 14 to our consolidated financial statements shows details of our net sales by product lines and geographic locations for 2005 and 2004.
     Net sales decreased by 3.7% to $72.7 million for the year ended December 31, 2005, as compared to $75.5 million for the year ended January 1, 2005. The decrease in net sales was due to a $2.2 million decline in net sales for the power management product line and a $1.1 million decline in the interface product line, somewhat offset by a $0.8 million increase in the optical storage product line. The decrease in net sales of the power product line was driven by an overall softness in demand that led to a unit volume decline as well as a decline in average selling prices. The decline in demand for the commodity products was only somewhat offset by increasing demand for our proprietary power management products. The decline in net sales of the interface product line was driven by a decline in average selling prices while unit volume increased. The increase in net sales for the optical storage product line was primarily driven by an increase in unit volume as demand for these products was strong.
     Geographically during 2005, international net sales were $58.0 million or 80% of total net sales, as compared to $60.3 million or 80% in 2004. In 2005, sales in Japan declined by $1.7 million or 9%. This decline was driven by declines in power management and interface products off-set by increases in optical storage products. In Asia, other than Japan, net sales decreased by $1.3 million or 5% related to the declines in power management and interface. Net sales in Europe and the rest of the world increased by $0.7 million or 5%, in 2005. Domestic net sales declined by $0.5 million or 3% in 2005.
     Gross Profit (Loss). Gross profit increased to $13.7 million in 2005 or 19% of net sales, as compared to $11.8 million or approximately 16% in 2004. The improvement in gross profit was comprised of improvements in manufacturing yields lowering overall product costs as well as reductions in inventory write-downs for excess and obsolete products. These cost reductions were offset by recognition of $4.3 million of increased depreciation on the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex recorded in the fourth quarter of 2005. The improvement in gross profit was comprised of the following: product mix, higher margins at standard cost due to manufacturing yield and process improvements.
     Research and Development. Research and development expenses in 2005 were $17.2 million compared to $14.7 million in 2004. The increase of $2.5 million was primarily due to increased product development costs for outside design services costs and prototype wafers. In addition, approximately $1.1 million of increased depreciation for the reduction in the economic life of the Milpitas, California facility was recorded in 2005. As a percentage of net sales, research and development costs were 23.7% in 2005 compared to 19.5% in the prior year. This was primarily due to the increase in research and development expenses along with the lower net sales in 2005. We anticipate that research and development spending will increase in 2006.

     Marketing and Selling. Marketing and selling expenses were $10.6 million in 2005 compared to $8.6 million in 2004. The increase of $2.0 million was primarily due to increased headcount with higher salary and benefits, marketing communications and travel costs. In addition, approximately $0.3 million of increased depreciation for the reduction in the economic life of the Milpitas, California facility was recorded in 2005. These increases were primarily due to increased sales and marketing efforts for our core product families. Marketing and selling expenses were 14.6% of net sales in 2005 compared to 11.4% of net sales in 2004. This was primarily due to the decline in net sales in 2005 as well as the increase in expenses.
     General and Administrative. General and administrative expenses were $14.4 million in 2005 compared to $9.8 million in 2004 or an increase of $4.6 million. This increase was principally due to legal fees associated with the internal investigation, consulting and audit fees related to the financial restatement process and higher salary and benefits costs. In addition, approximately $0.7 million of increased depreciation for the reduction in the economic life of the Milpitas, California facility was recorded in 2005.
     Restructuring and Fixed Asset Impairment. During the year ended January 1, 2005, we utilized $1.0 million of restructuring reserves, which primarily included $447,000 for the write-off of leasehold improvements, and $463,000 of lease costs associated with the unused portion of our Billerica facility. We made additional adjustments to the restructuring accrual for changes to the lease obligation totaling $60,000. For the year ended January 1, 2005, the balance of the restructuring accrual principally consisted of facility lease costs, and is expected to be paid over the next three years. The balance as of the year ended January 1, 2005 is $1.8 million, of which $566,000 was the short-term portion and $1.3 million was long-term portion.
     In the second quarter of 2005, Sipex recognized a $9.4 million impairment charge for its long-lived assets. Based on changes in the planned use for its wafer fabrication assets, we performed an impairment evaluation in accordance with SFAS No. 144. Sipex determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which management determined with the assistance of an independent appraisal firm. While we subsequently agreed to sell a substantial portion of its wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, its wafer fabrication assets remain in use and Sipex will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.
     On August 29, 2005, our board of directors approved a plan to close our wafer fabrication operations located in Milpitas, California and transfer the fabrication to Silan in China and other vendors to reduce costs and improve operating efficiencies. As a result, we recognized total restructuring charges of approximately $871,000 in the second half of 2005 including severance and retention benefits totaling $766,000 for approximately 70 employees and other exit costs of $105,000. We currently anticipates that the facility closure activities will be substantially completed by the end of third quarter of 2006. In addition, during the third quarter of 2005, Sipex decided not to transfer the remaining operations in Billerica to Milpitas that was originally anticipated to be completed by the end of 2005. The adjustment to the restructuring accrual of $294,000 during 2005 primarily included exiting costs of $213,000, offset by sublease income of $293,000 and $195,000 recorded in the third quarter of 2005 as a reduction to future lease payment obligation for not transferring such remaining operations in Billerica. Sublease income is recorded on a cash basis due to the uncertainty of collectibility. The restructuring accrual balance as of December 31, 2005 consisted of a short-term portion of $1.4 million and a long-term portion of $584,000. The $2.0 million restructuring accrual balance included $1.2 million of facility lease costs to be paid out over the next two years and the remaining portion to be paid out in less than a year.
     In November 2005, based on the previous decision to close our wafer fabrication operation located at its Milpitas California headquarters facility, we decided to sell this facility. As a result of a decision, we reduced the remaining estimated depreciation life for our headquarters building and related improvements from 25 years to approximately four months. This change resulted in an increase in depreciation expense recorded in the fourth quarter of 2005 of $6.5 million (including $4.3 million included in cost of sales).

     The following is a summary of the activity related to accrued restructuring costs and fixed asset impairment for fiscal years 2004 and 2005 (in thousands):

	Restructuring	Fixed Asset
	Costs	Impairment
Accrual balance December 31, 2003	$1,070	$—
Incurred 2004	1,858	—
Charges utilized	(1,036)	—
Deferred rent adjustment	15	—
Adjustments to accrual	(60)	—

Accrual balance January 1, 2005	1,847	$—
Incurred 2005	871	9,377
Charges utilized	(726)	(9,377)
Sublease income received	293	—
Adjustments to accrual	(294)	—

Accrual balance December 31, 2005	$1,991	$—

     Other Income (Expense), Net. Other income (expense), net was $0.6 million in 2005 compared to $185,000 in the prior year. The increase in other income (expense), net was attributable to higher interest income on short-term investments, other income and lower interest expense associated with the two convertible notes with Future (See Note 2 to our consolidated financial statements for Related Parties). Both convertible notes were extinguished and converted into 4.6 million of our common shares as of February 18, 2004.
     Income Tax Expense. Our income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations. In 2005, we recorded an income tax provision of $192,000 in contrast to an income tax benefit of $133,000 in 2004 due to a reversal of the previously established expected tax liability from our off-shore operations, primarily Belgium. Notwithstanding our net operating losses, we did not record a tax benefit as we believed that it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would not be utilized in the future to offset taxable income.
Fiscal Year Ended January 1, 2005 compared to Fiscal Year Ended December 31, 2003
     Net Sales. Net sales increased 107% to $75.5 million for the year ended January 1, 2005, as compared to $36.5 million for the year ended December 31, 2003. The $39.0 million increase in net sales was primarily due to non-cash charges to sales of $14.1 million in 2003 reflecting the fair value of conversion rights related to the 2003 convertible note issued to Future, a related party (See Note 2 to our consolidated financial statements regarding Related Parties), and $12.6 million initial impact for the revenue values of our products in the distribution channel upon conversion to sell-through accounting. The remaining $12.3 million increase in net sales reflected a stronger demand for our products during 2004.
     The table in Note 14 to our consolidated financial statements shows details of our net sales by product lines and geographic locations for 2004 and 2003. The increases in net sales in 2004 as compared to 2003 by product lines were as follows:
(a)	Interface product net sales in 2004 increased by $23.0 million or 139% over 2003 due primarily to the allocation of non-cash charges against sales of $11.0 million relating to the fair value of conversion rights, and $6.5 million for conversion to the sell-through accounting allocated to this product line in 2003. The increase attributable to higher product demand amounted to $5.5 million.

(b)	Net sales of our power management product line increased $11.5 million, or 118% primarily as a result of the allocation of the 2003 non-cash charges of $2.3 million and $1.2 million relating to the conversion rights and conversion to sell-though accounting, respectively, and $8.0 million attributable to sales growth.

(c)	Sales of our optical storage products increased $6.2 million, or 80%. The increase was primarily due to the impact of the 2003 non-cash charge of $1.1 million relating to the conversion to sell-through accounting methodology and a $5.1 million increase attributable to the growth in demand for the new products introduced in 2003, particularly in Japan.

(d)	Sales of our legacy and EL product lines decreased by approximately $1.8 million. In the third quarter of 2002, we sold the hybrid product family to SatCon Electronics Inc, which resulted in no net sales for that product line in 2003. In addition, we discontinued producing the electroluminescent display driver product family by the first quarter of 2003. Total sales in these product areas decreased by approximately $6.3 million but was partially offset by a $3.8 million impact of the 2003 non-cash charge relating to the conversion to sell-through methodology and an $0.8 million allocation of the 2003 non-cash charge relating to the conversion rights.

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
     Gross Profit (Loss). Gross profit was $11.8 million for the year ended January 1, 2005. The gross loss of $9.1 million for the year ended December 31, 2003 included a non-cash charge to sales reflecting the fair value of debt conversion rights of $14.1 million (See Note 2 to our consolidated financial statements for Related Parties) and an initial impact of $1.8 million for the gross margin recognized prior to January 1, 2003 reflecting the conversion to sell-through accounting. Compared to 2003, the gross profit improved by $20.9 million in 2004. This improvement in 2004 was driven by the following: product mix shifts toward higher margin products, lower product costs due to manufacturing yield and process improvements and the sale of approximately $874,000 of inventory in 2004 that was previously written-off. These improvements were partially offset by higher inventory write-downs of $8.6 million in 2004, by the $14.1 million non-cash charge for the fair value of debt conversion rights in 2003, and by the $1.8 million non-cash charge (initial impact) for the margin portion on our products in the distribution channel due to the conversion to sell-through revenue accounting. Manufacturing yield and process improvements were the result of our continued effort primarily in standardizing manufacturing processes and improving design for manufacturability.
     During the second half of 2003 we converted a portion of our capacity to two-micron geometry from five-micron geometry that resulted in increasing the number of circuits per wafer, and increasing the end product sales value per wafer significantly with relatively minor increase in wafer cost. This also contributed to our improved cost and yield performance.
     Research and Development. Research and development expenses in 2004 were $14.7 million compared to $13.3 million in 2003. The increase of $1.4 million was primarily due to increased compensation costs, increased expenses for new mask sets and prototype wafers and outside design consulting fees. As a percentage of net sales, research and development costs were 19.5% in 2004 compared to 36.3% in the prior year. This percentage decrease was primarily due to the increase in net sales in 2004 versus the lower net sales in 2003, which resulted from the non-cash charges for the fair value of debt conversion rights (See Note 2 to our consolidated financial statements for Related Parties) and the conversion to the sell-through accounting. We anticipate that research and development spending will increase in 2006 but remain roughly constant in terms of a percentage of sales as compared to 2005.
     Marketing and Selling. Marketing and selling expenses were $8.6 million in 2004 compared to $7.4 million in 2003. The increase of $1.2 million was primarily due to increased headcount with higher salary and benefits, marketing communications and travel costs, and increased sales representative commissions. These increases were primarily due to increased sales in our core product families, offset by a decrease in other expenses. Marketing and selling expenses were 11.4% of net sales in 2004 compared to 20.3% of net sales in 2003. This percentage decrease was primarily due to the increase in net sales in 2004 versus the lower net sales in 2003, which resulted from the non-cash charges for the fair value of debt conversion rights (See Note 2 to our consolidated financial statements regarding Related Parties) and for the conversion to sell-through revenue accounting.
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
     The following is a summary of the activity related to restructuring accrual for fiscal years 2003 and 2004 (in thousand):

Restructuring
Costs
Accrual balance December 31, 2002	$755
Incurred 2003	1,043
Charges utilized	(535)
Deferred rent adjustment	137
Adjustments to accrual	(330)

Accrual balance December 31, 2003	1,070
Incurred 2004	1,858
Charges utilized	(1,036)
Deferred rent adjustment	15
Adjustments to accrual	(60)

Accrual balance January 1, 2005	$1,847

     Other Income (Expense), Net. Other income (expense), net was $185,000 in 2004 compared to $(994,000) in the prior year. The decrease in expense was attributable to the interest expense associated with the two convertible notes with Future (See Note 2 to our consolidated financial statements regarding Related Parties). During 2003 we paid interest on a convertible secured note which was sold on September 27, 2002, or the First Note, until December 22, 2003 and paid interest on a convertible secured note, which was sold on June 20, 2003, or the Second Note, until December 22, 2003. As of December 31, 2003 all future interest expense had been forgiven. Both convertible notes were subsequently extinguished and converted into 4.6 million of our common shares as of February 18, 2004.
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
Financial Condition, Liquidity and Capital Resources
     As of December 31, 2005, cash, cash equivalents and short-term investments, were $2.0 million as compared to $15.8 million at January 1, 2005. The decrease of $13.8 million was principally due to funding our ongoing operations with a use of $17.4 million in operating activities, cash payments for capital expenditures of $878,000, partially offset by net proceeds of $3.0 million short-term borrowing from our bank line of credit, issuance of common stock under employee stock option plans for $683,000 and reductions in restricted cash of $838,000.

     Net cash used in operating activities was $17.4 million, $8.9 million, and $8.2 million in 2005, 2004, and 2003, respectively. We will continue to depend upon our cash and cash equivalents to fund our operations until such time that we generate cash from operating activities.
     Net cash used in operating activities of $17.4 million in 2005 resulted primarily from a $38.1 million net loss and the unfavorable impact of a $6.9 million net change in assets and liabilities, partially offset by $27.5 million of non-cash activities. Non-cash activities were primarily comprised of depreciation and amortization of $11.0 million, $9.4 million of impairment charges, and $5.0 million provision for inventories, provision for uncollectible receivables of $1.5 million, and a $577,000 net provision for restructuring costs. The changes in assets and liabilities included an increase in inventory of $5.3 million, a decrease in accounts payable of $3.4 million, a decrease in deferred income of $1.2 million and a decrease in accrued restructuring costs of $433,000, partially offset by a decrease in accounts receivable of $1.7 million and an increase in accrued expenses of $1.4 million, respectively. The $1.2 million decrease in deferred income comprises of a decrease of $0.2 million from Future and a decrease of $1.0 million from other distributors.
     Net cash used in operating activities of $8.9 million in 2004 resulted primarily from a $22.7 million net loss and increase of $4.6 million in net assets and liabilities, partially offset by $18.5 million of non-cash activities. Non-cash activities were primarily comprised of $8.6 million provision for inventories, depreciation and amortization of $6.6 million, provision for uncollectible receivables and sales returns and allowances of $1.3 million, and a $1.8 million provision for restructuring. The changes in assets and liabilities included an increase in inventory of $5.4 million, an increase in accounts receivable of $0.9 million, a decreases in accrued restructuring costs of $608,000, partially offset by an increase in accrued expenses of $1.4 million, an increase of deferred income of $620,000 and an increase in accounts payable of $391,000. The $620,000 increase in deferred income comprises of an increase of $1.1 million from Future offset by a decrease of $449,000 from other distributors.
     Net cash used in operating activities in 2003 resulted primarily from a $39.8 million net loss, of which approximately $27.7 million was non-cash activities, partially offset by the impact of a $3.9 million net decrease in assets and liabilities. Non-cash activities primarily comprised of a $14.1 million non-cash charge to sales for the fair value of debt conversion rights (See Note 3 to our consolidated financial statements regarding Related Parties), depreciation and amortization of $7.6 million, a provision for inventories $2.9 million, a loss on disposal of capital assets of $1.1 million, and restructuring charges of $713,000. The net changes in assets and liabilities primarily included $7.4 million increase in deferred income associated with increased shipments to our distributors, where revenue is recognized on a sell-through basis, a decrease in prepaid and other current assets of $1.9 million, and increases in accounts payable and accrued expenses of $2.3 million and $1.1 million, respectively. These were partly offset by increases in accounts receivable and inventories of $3.2 million and $5.0 million, respectively, as well as by a reduction in accrued restructuring costs of $535,000.
     Accounts receivable, net of allowances, was $6.7 million and $9.9 million as of December 31, 2005 and January 1, 2005, respectively. The allowances for doubtful accounts receivable decreased slightly to $1.3 million for 2005 from $1.4 million for 2004 which was primarily due to lower sales allowances for product returns. The inventory reserve increased to $14.4 million for 2005 from $12.5 million in 2004 reflecting a write-down of $5.0 million related to excess and obsolete inventory which was offset by $1.0 million of inventory previously written down to zero that was sold in 2005.
     Net cash provided by investing activities in 2005 was $209,000, consisting of $850,000 proceeds from maturities of short-term securities, $838,000 from reductions in restricted cash, offset by $878,000 of capital expenditures and $601,000 of purchases of short-term investment securities.
     Net cash used in investing activities in 2004 was $1.0 million, consisting of $6.3 million purchases of short-term securities, purchase of property, plant and equipment of $1.9 million and $1.8 million of deposit to restricted cash to meet a contractual obligation with a vendor, mostly offset by the $9.0 million proceeds from maturity of short-term securities. During 2003, net cash provided by investing activities was $5.0 million, which included $19.0 million proceeds from maturity of short-term securities, partly offset by $12.0 million of purchases of short-term securities and $2.0 million for purchases of property, plant and equipment.
     Net cash provided by financing activities in 2005 was $3.7 million, resulting primarily from $3.0 million of borrowings under our bank line of credit and $683,000 of net proceeds from issuance of common stock under employee stock option plans. As of December 31, 2005, we violated the tangible net worth covenant under our bank line of credit. However, the borrowings of $3.0 million were subsequently repaid in January 2006.

     Net cash provided by financing activities in 2004 was $7.1 million, resulting primarily from $2.7 million of net proceeds from issuance of warrants and $4.4 million of net proceeds from issuance of common stock under employee stock option plans. Net cash provided by financing activities in 2003 was $15.0 million. In the second quarter of 2003, we received cash of $10.3 million (net of debt issuance cost of $216,000) through the private placement of a convertible note with an affiliate of Future. In December 2003 we entered into an agreement to terminate this note and accelerate the associated conversion rights. As part of this agreement, we received $3.0 million in cash for this note and forgiveness of $411,000 interest charges on both outstanding notes. Also, during 2003, we received $1.7 million from the exercise of employee stock options.
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
     As of December 31, 2005, $3.0 million of borrowings were outstanding under the agreement. The borrowings were subsequently repaid in January 2006. However, we violated the tangible net worth covenant at December 31, 2005.
     On January 19, 2006, we announced the completion of a $7.0 million private loan financing in which we issued a 9% secured note with convertible interest due January 19, 2008 to Rodfre, an affiliate of Future. The note was secured by a deed of trust on our headquarters property located in Milpitas, California. Accrued interest on the note was convertible into our common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note could require repayment of the loan in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and payable at maturity. In March 2006, we paid off the note from the proceeds of the sale of our Hillview facility.
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
     As earlier mentioned, we used the proceeds from the sale of our Hillview facility to pay off and terminate the $7.0 million private loan entered into on January 19, 2006, with an affiliate of Future. The remaining balance of $5.6 million (net of sale related expenses) will be used in operating activities. In addition, we have provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under our $5.0 million line of credit with Silicon Valley Bank. The security deposit is held as security for our faithful performance of the terms, covenants, and conditions prescribed under the lease agreement.
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
     A more detailed description of the terms of the 2006 Notes is presented in Note 16 to our consolidated financial statements included in this 10K filing and in our Form 8-K filing with the SEC on May 19, 2006.
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
Contractual Obligations
     Our contractual obligations as of December 31, 2005 were as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Restructuring liability (1)	$1,245	$596	$649	$—	$—
Operating leases (2)	1,530	598	697	235	—
Purchase commitment- PolarFab	2,272	2,272	—	—	—
Purchase commitment- Cadence Design	1,867	856	1,011	—	—
Other (3)	388	388	—	—	—

Total contractual obligations	$7,302	$4,710	$2,357	$235	$—

(1)	Represents estimated lease payments with related costs for the unused portion of our Billerica, MA facility.

(2)	Excludes the lease payments related to restructuring facility at Billerica, MA that are included in (1) above.

(3)	Includes licensing and testing services with various vendors.
Effect of Recent Accounting Pronouncements
     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In December 2003 the FASB issued FIN 46R which defers the implementation date for us to the year ending January 1, 2005. As we do not have an interest in a variable interest entity, we did not have a material impact on our consolidated financial position, results of operations or cash flows.

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
     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on June 29, 2003, and the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.
     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or cash flows.
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
     We had short-term investments of $249,000 as of January 1, 2005. Our short-term investments consisted of highly liquid investments with original maturities at the date of purchase of between 91 to 94 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10% from levels at January 1, 2005, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.
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
     On May 16, 2006 we placed $30.0 million of 5.5% Convertible Senior Notes due 2026. The 2006 Notes provide for a fixed interest rate although the rate may be increased if we do not meet certain conditions. A more detailed description of the terms of the 2006 Notes is provided in Note 16 to our consolidated financial statements included in this 10-K filing, and in our Form 8-K filed with the SEC on May 22, 2006. Because the interest rates of the 2006 Notes were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
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
Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows in fiscal 2005, 2004 and 2003.

Item 8. Financial Statements and Supplementary Data:
     Sipex’s consolidated financial statements and related Report of Independent Registered Public Accounting Firm are presented in the following pages.

Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	39
Consolidated Statements of Operations for the years ended December 31, 2005, January 1, 2005 and December 31, 2003	40
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, January 1, 2005, December 31, 2003	41
Consolidated Statements of Cash Flows for the years ended December 31, 2005, January 1, 2005, December 31, 2003	42
Notes to consolidated financial statements	43
Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated financial statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sipex Corporation:
     We have audited the accompanying consolidated balance sheets of Sipex Corporation and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As of December 31, 2005, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sipex Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 17, 2006

SIPEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,969	$15,523
Restricted cash	500	613
Short-term investment securities	—	249
Accounts receivable, less allowances of $820 and $1,143, respectively	3,735	7,597
Accounts receivable, related party, less allowance of $529 and $271, respectively	3,011	2,311
Inventories	13,400	13,141
Prepaid expenses and other current assets	1,300	1,604

Total current assets	23,915	41,038
Property, plant, and equipment, net	25,803	45,318
Restricted cash — noncurrent	500	1,225
Other assets	224	485

Total assets	$50,442	$88,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$3,000	$—
Accounts payable	7,394	10,863
Accrued expenses	7,282	5,855
Accrued restructuring costs	1,407	566
Deferred income, related party	5,707	5,874
Deferred income, other	2,510	3,534

Total current liabilities	27,300	26,692
Long-term accrued restructuring costs	584	1,281
Other long-term liabilities	37	13

Total liabilities	27,921	27,986

Commitment and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 35,550 and 35,394 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	355	354
Additional paid-in capital	224,026	223,479
Accumulated deficit	(201,841)	(163,734)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	22,521	60,080

Total liabilities and stockholders’ equity	$50,442	$88,066

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Years Ended
	December 31, 2005	January 1, 2005	December 31, 2003
Net sales	$40,847	$46,219	$28,760
Net sales, related party (net of $14,131 reduction in 2003 for debt conversion rights — see Note 2)	31,827	29,234	7,775

Total net sales	72,674	75,453	36,535

Cost of sales	35,103	41,250	26,426
Cost of sales, related party	23,822	22,407	19,177

Total cost of sales	58,925	63,657	45,603

Gross profit (loss)	13,749	11,796	(9,068)

Operating expenses:
Research and development	17,248	14,710	13,252
Marketing and selling	10,642	8,570	7,408
General and administrative	14,420	9,784	8,054
Restructuring	577	1,798	713
Impairment of fixed assets	9,377	—	—

Total operating expenses	52,264	34,862	29,427

Loss from operations	(38,515)	(23,066)	(38,495)
Other income (expense):
Interest income	208	176	122
Interest expense	(35)	(194)	(1,135)
Other, net	427	203	19

Total other income (expense), net	600	185	(994)

Loss before income tax expense (benefit)	(37,915)	(22,881)	(39,489)
Income tax expense (benefit)	192	(133)	318

Net loss	$(38,107)	$(22,748)	$(39,807)

Net loss per common share — basic and diluted	$(1.07)	$(0.69)	$(1.41)
Weighted average common shares outstanding — basic and diluted	35,544	32,936	28,137
See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Common Stock				Accumulated
					Other	Total
	Number of		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	$0.01 Par Value	in Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2002	28,031	$280	$175,489	$(101,179)	$(70)	$74,520
Net loss	—	—	—	(39,807)	—	(39,807)
Foreign currency translation adjustments					63	63

Comprehensive loss						(39,744)
Issuance of common stock under stock option plans	272	3	1,289	—	—	1,292
Issuance of common stock under stock purchase plan	123	1	359	—	—	360
Fair value of debt conversion rights	—	—	17,542	—	—	17,542
Compensation from acceleration of stock option vesting	—	—	61	—	—	61
Consulting services provided by related party (see Note 2)	—	—	202	—	—	202

Balances at December 31, 2003	28,426	284	194,942	(140,986)	(7)	54,233
Net loss	—	—	—	(22,748)		(22,748)
Foreign currency translation adjustments					(12)	(12)

Comprehensive loss						(22,760)
Issuance of common stock under stock option plans	1,377	14	4,230	—	—	4,244
Issuance of common stock under stock purchase plan	91	1	425	—	—	426
Issuance of common stock on conversion of notes payable, net of discount and issuance costs	4,600	46	21,089	—	—	21,135
Issuance of common stock on exercise of warrants	900	9	2,642	—	—	2,651
Compensation from acceleration of stock option vesting	—	—	44	—	—	44
Other stock compensation expense	—	—	7	—	—	7
Consulting services provided by related party (see Note 2)	—	—	100	—	—	100

Balances at January 1, 2005	35,394	354	223,479	(163,734)	(19)	60,080
Net loss and comprehensive loss	—	—	—	(38,107)	—	(38,107)
Issuance of common stock under stock option plans	156	1	461	—	—	462
Compensation from acceleration of stock option vesting	—	—	60	—	—	60
Other stock compensation expense	—	—	9	—	—	9
Consulting services provided by related party (see Note 2)	—	—	17	—	—	17

Balances at December 31, 2005	35,550	$355	$224,026	$(201,841)	$(19)	$22,521

See accompanying notes to consolidated financial statements

SIPEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31, 2005	January 1, 2005	December 31, 2003
Operating activities:
Net loss	$(38,107)	$(22,748)	$(39,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of debt conversion rights	—	—	14,131
Stock compensation expense	69	51	61
Depreciation and amortization	10,952	6,559	7,587
Provision for inventories	5,031	8,628	2,948
Provision for restructuring charges	577	1,798	713
Forgiveness of interest on notes payable	—	—	411
Loss on disposal of fixed assets	39	—	1,144
Impairment of fixed assets	9,377	—	—
Amortization of discount and issuance costs on notes payable	—	57	360
Provision for uncollectible receivables and sales returns and allowances	1,484	1,323	157
Consulting services provided by related party	17	100	202
Changes in assets and liabilities:
Accounts receivable	1,678	(863)	(3,247)
Inventories	(5,290)	(5,365)	(4,959)
Prepaid expenses and other current assets	83	115	1,948
Other assets	261	(278)	(44)
Accounts payable	(3,444)	391	2,256
Accrued expenses	1,427	1,374	1,063
Accrued restructuring costs	(433)	(608)	(535)
Deferred income	(1,191)	620	7,405
Other long-term liabilities	24	(21)	34

Net cash used in operating activities	(17,446)	(8,867)	(8,172)

Investing activities:
Proceeds from maturity of short-term investment securities	850	9,000	19,000
Purchase of short-term investment securities	(601)	(6,255)	(12,014)
Purchase of property, plant, and equipment	(878)	(1,921)	(2,024)
Proceeds from sale of machinery and equipment	—	20	—
Restricted cash — decrease (increase)	838	(1,838)	—

Net cash provided by (used in) investing activities	209	(994)	4,962

Financing activities:
Proceeds from issuance of common stock under employee stock plans	683	4,449	1,652
Net proceeds from issuance of note payable and related warrants	—	—	10,344
Proceeds from exercise of warrants	—	2,651	—
Legal fees for conversion of convertible debt to common stock	—	(42)	—
Proceeds from acceleration of conversion rights	—	—	3,000
Proceeds from short-term borrowing	3,000	—	—

Net cash provided by financing activities	3,683	7,058	14,996

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(12)	63

Increase (decrease) in cash and cash equivalents	(13,554)	(2,815)	11,849
Cash and cash equivalents at beginning of period	15,523	18,338	6,489

Cash and cash equivalents at end of period	$1,969	$15,523	$18,338

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$48	$13	$143

Interest	$—	$5	$522

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$88	$113	$993

Conversion of convertible debt to common stock	$—	$21,177	$—

Receivable from exercise of stock options	$—	$221	$—

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
     Effective January 1, 2004, the Company’s fiscal year was changed from a calendar year end to a 52 or 53-week fiscal year, which ends on the Saturday closest to December 31. As a result of the change in the fiscal reporting period, the first quarter of fiscal year 2005 covered 91 days from January 2, 2005 to April 2, 2005, the second quarter covered 91 days from April 3, 2005 to July 2, 2005, the third quarter covered 91 days from July 3, 2005 to October 1, 2005, and the fourth quarter covered 91 days from October 2, 2005 to December 31, 2005. Hereinafter, the years ended December 31, 2005, January 1, 2005, and December 31, 2003 are also referred to as “2005,” “2004,” and “2003.”
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
     Through the year ended December 31, 2002, the Company recognized revenue from distributors other than Future Electronics Inc. (“Future”) upon title transfer and shipment because these customers had no price protection and had limited return rights. Distributors were permitted to return products limited to a percentage of their purchases over a specified period of time. The Company was able to estimate and establish appropriate reserves for future returns from these distributors and historically the Company received stock rotation requests from its distributors that were within the amounts estimated and contractually allowed. Starting in the first fiscal quarter of 2003, the Company began entering into arrangements that were not within the original contractual distributor agreements in that the Company allowed return rights and other concessions beyond the levels provided in the distributor agreements. Due to this change in customer arrangements, Company management concluded it is unable to reasonably estimate sales returns for arrangements with its distributors. This change was accounted for as a change in estimate effective January 1, 2003, and resulted in sales and related cost of sales on shipments to distributors being deferred until the resale to the end customer. The effect of this change includes a reduction in net sales and gross margin of $12.6 million and $1.8 million, respectively, recorded in the first quarter of 2003 for the reversal of sales and related costs recognized prior to January 1, 2003.

     Sales to Future are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. This credit will be reduced to 5% applicable to all purchases made by Future from Sipex starting April 1, 2006. Additionally, Sipex is providing Future with a 2% scrap allowance also effective April 1, 2006. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue accounting and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.
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
     Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had net losses in 2005, 2004 and 2003, the weighted average number of common and common equivalent shares outstanding equals the weighted average number of common and common equivalent shares.

     A reconciliation of basic weighted average common shares with diluted weighted average shares is as follows (in thousands):

	2005	2004	2003
Weighted average common shares outstanding – basic	35,544	32,936	28,137
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares outstanding – diluted	35,544	32,936	28,137

Antidilutive potential common shares excluded from the weighted average common shares outstanding for net loss per share calculation are as follows (in thousands, except per-share information):

	December 31, 2005	January 1, 2005	December 31, 2003
Option shares outstanding	6,517	5,452	6,570
Weighted average exercise price of option shares outstanding	$2.87	$5.98	$5.51
Convertible note of $12.0 million issued on September 27, 2002 (conversion price at $7.50)	—	—	1,600
Convertible note of $10.6 million issued on June 20, 2003 (conversion price at $3.52)	—	—	3,000
Warrants issued on September 27, 2002 (exercise price at $2.9458)	—	—	900
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
     Concentration of Other Risks
     The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, the Company utilizes third-party wafer fabricators as sole-source suppliers, primarily Polar, Episil and Silan. As a result, the Company may experience significant period-to-period fluctuations in future operating results because of the factors mentioned above or other factors.
     Fair Values of Financial Assets and Financial Liabilities
     The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The carrying value of short-term borrowings approximates fair value as the interest rate is variable based on the related bank’s prime rate (See Note 7).
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
     Valuation of Inventories
     Sipex writes down the value of its inventories for estimated excess quantities, obsolescence, and/or marketability deficiencies. In addition, the Company writes down inventory costs to the lower of cost or market which becomes the new cost basis. Excess and obsolete inventories are determined by comparing current inventory quantities to current backlog, anticipated future demand and shipment history. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. In estimating anticipated market pricing, the Company also considers current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions become less favorable than those anticipated by management, additional write-downs of inventories may be required in the future. During 2005, inventories with an original cost of $1.0 million, which had been previously written down to zero, were sold and the Company recorded write-downs of $5.0 million for excess and obsolete inventory. During 2004, inventories with an original cost of $874,000, which had been previously written down to zero, were sold and the Company recorded write-downs of $8.6 million. During 2003, inventories with an original cost of $775,000, which had been previously written down to zero, were sold and the Company recorded $2.9 million of inventory write-downs.
     Related Parties
     Future is a related party and its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of December 31, 2005. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 44%, 39% and 21% of its total net sales for the years ended December 31, 2005, January 1, 2005, December 31, 2003, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions totaling $17,000, $100,000 and $202,000 for the years ended December 31, 2005, January 1, 2005 and December 31, 2003, respectively. In addition, Sipex recorded $44,000 of reimbursement expense for marketing promotional materials charged by Future for the year ended December 31, 2005.
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
     On June 20, 2003, Sipex sold a convertible secured note (“the Second Note”) to an affiliate of Future of $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of Sipex common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. Accordingly, in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Non-employee for Goods or Services or a Combination of Goods or Services and Cash,” the Company was required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on the Company’s land and building at Milpitas, California as well as all other assets of the Company, except for the Company’s intellectual property. In connection with the issuance of the Second Note, the Company entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of our stock on a fully diluted basis. Also, Sipex entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of the Company’s common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by all other stockholders of Sipex.
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
     During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into Sipex common stock for an additional 4.6 million shares, bringing their ownership up to 12.7 million shares, or approximately 39% of the Company’s outstanding capital stock. On August 5, 2004, the affiliates of Future exercised a warrant to purchase 900,000 shares of Sipex common stock at $2.9458 per share. The warrant was issued to the affiliates of Future in conjunction with the $12 million convertible note issued in 2002, which was converted into Sipex common stock in February 2004. In connection with the warrant exercise, Sipex agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of the Company’s issued and outstanding voting capital stock and (ii) 42.5% of the Company’s issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of the Company’s voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). On August 9, 2004, the affiliates purchased 2.5 million shares of Sipex common stock in the open market. As of January 1, 2005 and December 31, 2005, the affiliates of Future held 16.3 million shares, or 46% of the Company’s outstanding capital stock.
     As discussed in Note 16, on January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex common stock. The loan was repaid in March 2006.
     Also as discussed in Note 16, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes (the “2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act. Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc. (“Alonim”), Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. A more detailed description of the terms of these 2006 Notes is described in Note 16 relating to subsequent events.
     Sipex recorded interest expense related to the debt with Future totaling $90,000 and $1.0 million for the years ended January 1, 2005 and December 31, 2003, respectively. No interest expense was recorded for the year ended December 31, 2005 as both convertible notes were extinguished and converted into 4.6 million of the Company’s common shares as of February 18, 2004.
     Employee Advances
     Included in other current assets is approximately $39,000 and $5,000 due from employees at December 31, 2005 and January 1, 2005, respectively, which consist mainly of amounts due to Sipex related to hiring and relocation costs. These amounts are normally forgiven over employee’s service periods as agreed upon between each employee and Sipex.

     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their expected useful lives:

Useful Lives
Building and improvements	30 years (see Note 5)
Machinery and equipment	3-10 years (see Note 3)
Furniture, fixtures and office equipment	3-7 years
Leasehold improvements	Lesser of 10 years or lease term
     Restricted Cash
     Restricted cash consists of $1.0 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement. The agreement expires on January 1, 2008.
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
     Stock-Based Compensation
     As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Sipex accounts for its employee stock option plans and employee stock purchase plan, using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is then recognized over the vesting period of the options and included in consolidated statement of operations.

     The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for all fiscal years presented, if Sipex accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123 (in thousands, except per-share data).

	2005	2004	2003
Net loss as reported	$(38,107)	$(22,748)	$(39,807)
Add employee stock-based compensation expense from accelerated stock option vesting and other employee stock option compensation included in reported net loss	60	51	61
Less employee stock-based compensation expense determined under fair value method	(5,107)	(7,969)	(6,371)

Pro forma net loss	$(43,154)	$(30,666)	$(46,117)

Net loss per share
Basic and diluted — as reported	(1.07)	(0.69)	(1.41)
Basic and diluted — pro forma	(1.21)	(0.93)	(1.64)
     On September 6, 2005, the Company informed the employees that certain options would be repriced to the then current market price of the Company’s stock which was $1.90 per share. The repricing applied to all options with an exercise price that was over $1.90 per share but excluded options granted to the Company’s CEO and board of directors. The repricing affected 2,455,966 stock options shares for 235 employees. The incremental employee compensation cost of the repricing was approximately $1.1 million calculated using the Black-Scholes stock option pricing model. The incremental employee compensation costs are included in the pro forma amounts above to the extent of vested options and the remaining cost will be recognized over the remaining vesting periods of the related options.
     For the purpose of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the stock option shares are stated below.

	2005	2004	2003
Expected life of options	4 years	4 years	5 years
Volatility	86%	61%	100%
Risk-free interest rate	3.9%	3.4%	3.0%
Dividend yield	—	—	—
     The weighted-average fair value of options granted during 2005, 2004 and 2003 was $1.15, $2.88, and $3.83, respectively.
     No shares were issued under the Company’s Employee Stock Option Plan (ESPP) during 2005. The fair value of each ESPP share issued during 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2003
Expected life of options	0.5 year	0.5 year
Volatility:
First purchase period	61%	115%
Second purchase period	60%	75%
Risk-free interest rate	2.0%	1.0%
Dividend yield	—	—
The weighted average fair values of the ESPP shares issued were $1.37 and $1.35 for the first and second purchase periods of 2004, respectively, and $1.75 and $5.90 for the first and second purchase periods of 2003, respectively.
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
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on Sipex’s consolidated financial statements.
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

Note 3. Restructuring and Impairment of Fixed Assets
     Below is a summary of the activities related to restructuring and impairment of fixed assets (in thousands):

			Total
		Employee	Restructuring	Fixed Asset
	Facility	Costs	Costs	Impairment
Accrual balance, December 31, 2002	$—	$755	$755	$—
Incurred in 2003	1,043	—	1,043	—
Charges utilized	(110)	(425)	(535)	—
Deferred rent adjustment	137	—	137	—
Adjustments to accrual	—	(330)	(330)	—

Accrual balance, December 31, 2003	1,070	—	1,070	—
Incurred in 2004	1,826	32	1,858	—
Charges utilized	(1,004)	(32)	(1,036)	—
Deferred rent adjustment	15	—	15	—
Adjustments to accrual	(60)	—	(60)	—

Accrual balance, January 1, 2005	1,847	—	1,847	—
Incurred in 2005	105	766	871	9,377
Charges utilized	(726)	—	(726)	(9,377)
Sub-lease income received	293	—	293	—
Adjustments to accrual	(264)	(30)	(294)	—

Accrual balance, December 31, 2005	$1,255	$736	$1,991	$—

     Restructuring
     In October of 2003, the Company established a restructuring reserve of $1.0 million for the unused portion of its Billerica, Massachusetts facility. Accrued restructuring costs of future lease payments with associated costs as of December 31, 2003 for this facility included short-term portion of $498,000 and long-term portion of $572,000, respectively.
     During the third quarter of 2004, Sipex entered into a sublease arrangement for a portion of the facility and decided to relocate the remaining personnel to Milpitas, California. This resulted in Sipex incurring $1.9 million of an additional restructuring accrual which reflected the Company’s plan to move the majority of remaining operations to Milpitas, California and consisted of $1.4 million for future lease payments, $447,000 write-off of leasehold improvements and $32,000 for severance payments to 12 employees.
     During the year ended January 1, 2005, the Company utilized $1.0 million of restructuring reserves, which primarily included $447,000 of write-off of leasehold improvements, and $463,000 of lease costs associated with the unused portion of the Company’s Billerica facility. The Company made additional adjustments to the restructuring for changes to the lease obligation totaling $60,000. For the year ended January 1, 2005, the balance of the restructuring accrual principally consisted of facility lease costs, and is expected to be paid over the next three years. The balance as of the year ended January 1, 2005 was $1.8 million, of which $566,000 was the short-term portion and $1.3 million was long-term portion.
     On August 29, 2005, the Board of Directors of Sipex approved a plan to close its wafer fabrication operations located in Milpitas, California and transfer the fabrication to Silan in China to reduce costs and improve operating efficiencies. As a result, the Company recognized total restructuring charges of approximately $871,000 in the second half of 2005 including severance and retention benefits totaling $766,000 for approximately 70 employees and other exit costs of $105,000. The Company currently anticipates that the facility closure activities will be substantially completed by the end of third quarter of 2006. In addition, during the third quarter of 2005, Sipex decided not to transfer the remaining operations in Billerica to Milpitas that was originally anticipated to be completed by the end of 2005. The adjustment to restructuring accrual of $294,000 during 2005 primarily included exiting costs of $213,000, offset by sublease income of $293,000 and $195,000 recorded in the third quarter of 2005 as a reduction to future lease payment obligation for not transferring such remaining operations in Billerica. Sublease income is recorded on a cash basis due to uncertainty of collectibility. The restructuring accrual balance as of December 31, 2005 consisted of short-term portion of $1.4 million and long-term portion of $584,000. The $2.0 million restructuring accrual balance included $1.2 million of facility lease costs to be paid out over the next two years and the remaining portion to be paid out in less than a year.
     Impairment
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
Note 4. Inventories
     Inventories are as follows (in thousands):

	2005	2004
Raw materials	$223	$482
Work-in-process	10,297	9,512
Finished goods	2,880	3,147

	$13,400	$13,141

Note 5. Property, Plant and Equipment
     Property, plant and equipment are as follows (in thousands):

	2005	2004
Land	$5,957	$5,957
Building and improvements	23,614	25,641
Machinery and equipment	13,503	35,068
Furniture, fixtures and office equipment	6,926	10,145
Leasehold improvements	326	400

	50,326	77,211
Less accumulated depreciation and amortization	24,523	31,893

	$25,803	$45,318

     In November 2005, based on the previous decision to close the Company’s wafer fabrication operation located at its Milpitas, California headquarters facility, the Company decided to sell this facility. As a result of a decision, the Company reduced the remaining estimated depreciation life for its headquarters building and related improvements from 25 years to approximately four months (See Note 16 regarding the sale and leaseback arrangement for Sipex’s headquarters facility). This change resulted in an increase in depreciation expense recorded in the fourth quarter of 2005 of $6.5 million (including $4.3 million included in cost of sales).

Note 6. Accrued Expenses
     Accrued expenses are as follows (in thousands):

	2005	2004
Accrued compensation and benefits	$2,959	$2,177
Accrued audit fees	2,607	1,643
Accrued royalties	185	711
Accrued commissions	309	318
Accrued warranty	87	228
Accrued legal fees	365	158
Other	770	620

	$7,282	$5,855

Note 7. Short-Term Borrowing
     On July 21, 2005, Sipex entered into a Loan and Security Agreement (the Agreement) with Silicon Valley Bank, which has expired on July 20, 2006 (See Note 16 for amendments including extension of expiration through September 30, 2006). The Agreement, as amended, provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $500,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bear an interest rate equal to the bank’s prime rate (7.25% as of December 31, 2005) plus one percent (1.00%).
     Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006. In respect to financial covenants, the agreement requires the Company to maintain a minimum liquidity ratio for each month ended not less than 1.50:1.00 which is calculated as the sum of (i) unrestricted cash and cash equivalents and consolidated accounts divided by (ii) the outstanding borrowings from the bank. In addition, Sipex was required to maintain a minimum amount of tangible net worth (as defined in the Agreement) (See Note 16 for amendments with Silicon Valley Bank).
     As of December 31, 2005, $3.0 million of borrowings were outstanding under the Agreement. The borrowings were subsequently repaid in January 2006. However, the Company violated the tangible net worth covenant at December 31, 2005.
Note 8. Income Taxes
     In the accompanying statements of operations, “Loss before income tax expense (benefit)” includes the following components for the years ended December 31, 2005, January 1, 2005 and December 31, 2003 (in thousands):

	2005	2004	2003
Domestic	$(37,910)	$(23,019)	$(39,583)
Foreign	(5)	138	94

Loss before income tax expense (benefit)	$(37,915)	$(22,881)	$(39,489)

     Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

	2005			2004			2003
	Deferred	Current	Total	Deferred	Current	Total	Deferred	Current	Total
Federal	$—	$—	$—	$—	$—	$—	$—	$—	$—
State	—	4	4	—	(14)	$(14)	—	16	$16
Foreign	—	188	188	—	(119)	$(119)	—	302	$302

Income tax expense (benefit)	$—	$192	$192	$—	$(133)	$(133)	$—	$318	$318

     The actual tax expense (benefit) differs from the “expected” statutory tax expense as follows (in thousands):

	2005	2004	2003
Tax benefit at statutory rate	$(13,270)	$(8,008)	$(13,821)
State income tax, net of federal income tax expense (benefit)	4	(14)	16
Non-deductible expenses	40	39	4,959
Foreign taxes on branch income and tax rate differential	188	(119)	302
Tax credits	(928)	(491)	(633)
Losses not benefited/change in valuation allowance	14,158	8,460	9,495

Actual tax expense (benefit)	$192	$(133)	$318

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and January 1, 2005 are as follows (in thousands):

	2005	2004
Current deferred tax assets:
Inventories, primarily write-downs not currently deductible	$5,049	$4,497
Accounts receivable	503	648
Deferred revenue	3,064	3,632
Accrued expenses and reserves not currently deductible	2,659	2,170

Total current deferred tax assets before valuation allowance	11,275	10,947

Valuation allowance – current	(11,275)	(10,947)

Noncurrent deferred tax assets:
Net operating loss carryforwards	63,468	58,015
Tax credit carryforwards	5,232	4,305

Total noncurrent deferred tax assets before valuation allowance	68,700	62,320

Valuation allowance – noncurrent	(67,810)	(54,824)

Deferred tax liabilities:
Fixed assets, due to differences in depreciation	(890)	(7,496)

Net deferred tax assets	$—	$—

     At December 31, 2005, the Company has U.S. net operating loss carry forwards of approximately $173.6 million, which are available to offset future Federal taxable income. These losses expire during the years 2006 through 2025. As of December 31, 2005, a substantial amount of the net operating loss carry forwards are subject to annual limitations as a result of IRC Section 382 ownership changes, which have occurred in prior years.

     At December 31, 2005, the Company has Massachusetts and California net operating loss carry forwards of approximately $139.4 million and $39.4 million, respectively. The Massachusetts net operating loss will expire during the years 2006 though 2010, while the California net operating loss will expire from 2012 through 2015.
     The valuation allowance increased by $13.3 million, $9.6 million and $7.4 million for the years ended 2005, 2004 and 2003, respectively. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income over the periods which the deferred tax assets are deductible. Based upon these considerations, management believes that it is more likely than not that the deferred tax assets at December 31, 2005 will not be realized in the future. At December 31, 2005, approximately $8.0 million of the valuation allowance is attributable to stock compensation expense for tax purposes, that tax benefit of which, when realized, will be credited to stockholders’ equity.
     As of December 31, 2005, the Company also has federal and California research and development credit carry forwards of approximately $2.8 million and $3.0 million respectively. The federal credit will expire from 2010 to 2025 and the California credit may be carried forward indefinitely. The Company also has approximately $2.1 million of California manufacturer’s investment credit carry forwards, which expire from 2007 to 2013, and $0.1 million of Massachusetts investment tax credit carry forwards, which may be carried forward indefinitely.
     United States federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries. These undistributed earnings aggregated $0.4 million at December 31, 2005, and it is the Company’s intention that such undistributed earnings be permanently reinvested offshore. The Company would be subject to additional United States taxes if these earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
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
     Sipex currently maintains six stock option plans. They are the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan which had 1.2 million, 300,000, 1.2 million, 1.2 million, 1.0 million and 2.0 million shares reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the board of directors voted to reduce the number of shares available for issuance under the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 2000 Non-qualified Stock Option Plan to

551,942, 82,000 and 671,990, respectively. As of December 31, 2005, in addition to the six stock option plans, approximately 2,943,000 stock options have been granted to employees outside of the option plans. These stock options are subject to the similar terms as those under the six stock option plans. Approximately 6,517,000 stock options were outstanding as of December 31, 2005 for all plans. As of December 31, 2005, 709,764 stock options were available for grant under all plans.
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
     On August 29, 2005, Sipex’s Board of Directors approved the repricing of the employee stock options outstanding under its stock option plans, effective as of the close of business on September 6, 2005 with the exception that options granted pursuant to the Sipex Corporation 1999 Stock Plan and options granted to Sipex’s current CEO and directors would not be repriced. In addition, outstanding options with current exercise prices below the fair market value of Sipex’s common stock at the close of business on September 6, 2005 will also not be subject to the repricing. As such, approximately 2,456,000 options held by 235 employees, with a weighted-average exercise price of $6.22 were modified on September 6, 2005 to lower the option exercise price to $1.90 which equals to the fair market value of Sipex’s common stock at the close of business as disclosed on the “Pink Sheets” on that date. No other changes were made to the terms of the repriced stock options. Compensation expense associated with the option repricing will be recorded until the options are exercised, cancelled, or otherwise expired and the expense or benefit for the increase or decrease, respectively, in the fair market value of the Company’s common stock in excess of the option’s exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options. For the year ended December 31, 2005, no compensation expense was recorded related to the repriced options as Sipex stock price at the end of the year was lower than the exercise price of the repriced options. Management anticipates that the variable accounting associated with the repriced options will cease upon the adoption of SFAS No. 123R, effective January 1, 2006.
     During 2005 Sipex recorded $60,000 in stock based compensation expense due to the extension of the exercise period on a stock option granted to a former executive at the time of termination. During 2004, the Company recorded $44,000 in stock compensation resulting primarily from the accelerated vesting of stock options to former executives at the time of termination. During 2003, the Company recorded $61,000 in stock compensation resulting primarily from the accelerated vesting of stock options to former executives at the time of termination.
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

     A summary of the status of Sipex’s stock option activity for the years ended December 31, 2005, January 1, 2005 and December 31, 2003 is presented below (in thousands, except per-share amounts):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,452	$5.98	6,570	$5.51	6,458	$7.35
Granted	2,817	1.85	1,645	5.65	2,335	5.22
Exercised	(156)	2.96	(1,377)	3.08	(272)	4.72
Forfeited	(1,596)	5.07	(1,386)	6.22	(1,951)	11.37

Outstanding at end of year	6,517	$2.87	5,452	$5.98	6,570	$5.51

Options exercisable at year-end	2,599	$3.63	2,322	$6.44	1,908	$6.83

Weighted average fair value of options granted		$1.15		$2.88		$3.83

The following table summarizes information about Sipex’s stock options outstanding at December 31, 2005 (in thousands, except number of years and per-share data):

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices			Shares	Life	Price	Shares	Price
$1.00	-	$1.68	700	8.62 years	$1.44	236	$1.18
$1.70	-	$1.70	1,306	8.86 years	$1.70	303	$1.70
$1.72	-	$1.88	475	9.71 years	$1.78	205	$1.79
$1.90	-	$1.90	2,391	7.35 years	$1.90	1,222	$1.90
$1.91	-	$4.40	681	9.46 years	$2.44	53	$4.30
$4.46	-	$8.65	701	8.28 years	$6.36	377	$6.15
$8.68	-	$21.25	216	5.54 years	$12.14	156	$13.34
$21.50	-	$21.50	3	2.55 years	$21.50	3	$21.50
$28.31	-	$28.31	15	4.55 years	$28.31	15	$28.31
$28.75	-	$28.75	29	4.59 years	$28.75	29	$28.75

			6,517	8.20 years	$2.87	2,599	$3.63

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
     Changes in Sipex’s warranty liability during the years are as follows (in thousands):

	2005	2004
Beginning balance	$228	$195
Warranty claims	(60)	(192)
Accruals for the period	(81)	225

Ending balance	$87	$228

Note 11. Employee Benefit Plan
     The Company has a defined contribution 401(k) retirement plan, covering substantially all employees. Sipex discontinued its 50% match for contributions made by employees up to 6% of their annual compensation in 2002 and started to contribute again in 2003. During 2004 Sipex discontinued the 50% match again. In July 2005, the Company reinstated the 401(k)

matching plan whereby the Company matches 50% of employee contribution of up to 3% of their annual compensation (or maximum of 1.5% of annual salary). Sipex can also make a discretionary contribution to the plan. Employee contributions vest immediately and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 2005, 2004 and 2003, employer contributions to the plan were approximately $106,000, $137,000 and $220,000, respectively.
Note 12. Commitments and Contingencies
     Sipex leases facilities under operating leases expiring through 2010. Rent expense was approximately $636,000, $600,000 and $900,000 for the years ended December 31, 2005, January 1, 2005 and December 31, 2003, respectively. During 2005, the Company received approximately $293,000 in sublease income from two tenants at its facility in Billerica, MA. The amount received was recorded as a reduction to the restructuring expense.
     Minimum lease payments under operating leases are approximately as follows (in thousands):

Year Ending
2006	$1,105
2007	917
2008	330
2009	222
2010	12

Total	$2,586

     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of December 31, 2005, the minimum purchase commitment with PolarFab was approximately $2.3 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of December 31, 2005, this commitment had a balance of $1.4 million with a corresponding deposit of $1.0 million in restricted cash, which is included in the accompanying consolidated balance sheet.
     On December 20, 2005, Sipex entered into an agreement to use a fast simulator software tool for improvement of its product development. A commitment of future payments including maintenance support fees totaled $467,000 to be paid over the next three years. The agreement expires on December 19, 2008.
Legal Proceedings
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
Note 13. Valuation and Qualifying Accounts
     The Company had the following activities for the allowance for sales returns and allowances and bad debt reserves (in thousands):

	Sales
	Returns and	Bad Debt	Total A/R
	Allowances	Reserves	Allowances
Balances at December 31, 2002	$653	$292	$945
Provisions	249	(92)	157
Deductions	(759)	—	(759)

Balances at December 31, 2003	143	200	343
Provisions	1,355	(32)	1,323
Charged to other account	350	—	350
Deductions	(489)	(113)	(602)

Balances at January 1, 2005	1,359	55	1,414
Provisions	1,173	311	1,484
Charged to other account	53	—	53
Deductions	(1,485)	(117)	(1,602)

Balances at December 31, 2005	$1,100	$249	$1,349

     The increases in sales returns and allowances in 2005 and 2004 primarily reflect added provisions for general and specific future returns and allowances from customers as well as price reductions on the Company’s products sold to Future, a related party, under an exclusive distribution agreement.
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

     The disaggregated information reviewed on a product line basis by the CEO is as follows (in thousands):

	2005	2004	2003
Interface	$38,477	$39,622	$16,589
Power Management	19,027	21,223	9,731
Optical Storage	14,620	13,824	7,674
Other*	550	784	2,541

Total net sales	$72,674	$75,453	$36,535

*	Mainly Legacy and other discontinued products.
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
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	2005	2004	2003
Japan	$16,859	$18,520	$10,129
United States	14,704	15,203	5,214
United Kingdom	11,137	9,220	2,080
Singapore	9,381	9,391	2,814
China	8,606	7,085	4,367
Taiwan	6,253	8,654	5,783
Asia, other than Japan, Taiwan, Singapore, and China	1,604	1,997	1,126
France	1,421	2,473	1,217
Germany	1,413	1,550	1,615
Rest of the World	1,296	1,360	2,190

Total net sales	$72,674	$75,453	$36,535

     Major customers who accounted for 10% or more as a percentage of total gross accounts receivable are as follows:

	2005	2004
Future Electronics Inc., a related party	44%	23%
Microtek, Inc.	*	23%

*	Less than 10%
     Major customers who accounted for 10% or more as a percentage of total net sales are as follows:

	2005	2004	2003
Future Electronics Inc., a related party	44%	39%	21%
Microtek, Inc.	10%	17%	22%

Note 15. Quarterly Data (Unaudited)
     Following are summaries of quarterly consolidated operating results and per share data for the years ended December 31, 2005 and January 1, 2005. Net loss per share is based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net loss per share for the four quarters, when added from the following table, may differ from the per share net loss for the respective total years reported elsewhere in this report.

	Quarters Ended
	December 31, 2005		October 1, 2005	July 2, 2005		April 2, 2005
	(in thousands, except per share data)
Fiscal 2005
Net sales	$17,242		$17,373	$18,332		$19,727
Gross profit	501	(2)	4,626	3,245		5,377
Net loss	(11,693	)(2)	(5,161)	(16,211	)(1)	(5,042)

Net loss per common share — basic and diluted	(0.33)		(0.15)	(0.46)		(0.14)

	Quarters Ended
	January 1, 2005	October 2, 2004	July 3, 2004	April 3, 2004
	(in thousands, except per share data)
Fiscal 2004
Net sales	$20,598	$20,195	$16,509	$18,151
Gross profit (loss)	(409)	4,771	4,355	3,079
Net loss	(9,744)	(4,625)	(3,137)	(5,242)

Net loss per common share — basic and diluted	(0.28)	(0.14)	(0.09)	(0.17)

(1)	As described in Note 3, in the second quarter of 2005, the Company recognized a $9.4 million impairment charge for its long-lived assets, based upon changes in the planned use for its wafer fabrication assets.

(2)	As described in Note 5, in the fourth quarter of 2005, the Company reduced the remaining estimated depreciation life for its headquarters building and related improvements from 25 years to approximately four months based upon its decision to sell the facility, resulting in an increase in depreciation expense of $6.5 million (including $4.3 million included in cost of sales).
Note 16. Subsequent Events
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
     On March 9, 2006, Sipex entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of Sipex’s headquarters facility, located at 233 South Hillview Drive in Milpitas, California, (the “Hillview facility”) to Mission West Properties L.P. for a price of $13.4 million in cash. The Hillview facility primarily consists of two buildings with approximately 95,690 total square feet (which includes 20,000 square feet of Class 10 clean room), approximately 293 on-site surface parking spaces, and the underlying land with improvements and all fixtures attached thereto. Simultaneously, Sipex entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties L.P. The lease term is 60 months with average lease payments of approximately $1.4 million per year. In addition, Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5.0 million line of credit with Silicon Valley Bank. The security deposit is held as security for the faithful performance by Sipex for all of the terms, covenants, and conditions prescribed under the lease agreement. Further, Sipex will have an option to extend the lease for an additional five years when the current term expires. This sale and leaseback arrangement is expected to be accounted for as a financing obligation as a result of the Company’s continuing involvement in the arrangement.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:
     Not Applicable.

Item 9A. Controls and Procedures:
Evaluation of Disclosure Controls and Procedures for year ended December 31, 2005
     For the year ended December 31, 2005, we evaluated the design and operating effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that, because of the material weaknesses in our internal control over financial reporting described in our 2004 Annual Report on Form 10-K, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this 2005 annual report on Form 10-K. We believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects in accordance with generally accepted accounting principles.
     The material weaknesses in our internal control over financial reporting as of January 1, 2005 identified by our management related to the design and operation of controls in the following areas: (i) entity level controls, (ii) revenue accounting, and (iii) financial closing process—use of estimates.
Internal Control over Financial Reporting
     For the year ended December 31, 2005, we were not an accelerated filer, and therefore we are not required to make the annual report over financial reporting required by Item 308(a) of Regulation S-K and our independent registered public accounting firm are not required to issue a separate attestation on management’s assessment of our internal control over financial reporting under Item 308(b).

Changes in Internal Control over Financial Reporting
     During fiscal year 2005, our management continued significant efforts to establish a framework to improve internal controls over financial reporting, particularly as they related to the findings of the independent investigation conducted by our audit committee in 2005. We committed considerable resources to the design, implementation, documentation, and testing of our internal controls. Additional efforts were required to address certain internal control deficiencies.
     Subsequent to January 1, 2005 and prior to the fourth quarter of fiscal year 2005, our management and the board of directors have taken the steps below to improve internal controls related to previously identified material weaknesses; however, the nature and significance of the material weaknesses may prevent successful remediation of all material weaknesses for fiscal year 2006.
•	Our new CEO, Ralph Schmitt, was hired in June 2005;

•	We implemented annual ethics training for all employees and we have engaged a compliance firm to ensure that all employees read, understand and confirm critical accounting and ethics policies. All employees must now annually reaffirm our Code of Conduct, legal compliance policy and whistleblower procedures;

•	We increased management oversight by expanding our disclosure process to include all senior managers and sales and marketing personnel with responsibility for responding to issues raised during the financial reporting process and we require certifications from all executive management and key sales and marketing personnel;

•	Our key financial managers made periodic visits to our distributors to emphasize the terms of the distribution agreements and the revenue reporting requirements of Sipex as a public company;

•	We adopted sell-through revenue recognition for our sales to distributors. As part of this adoption, we have engaged an outside company to conduct inventory cycle counts on a rotating basis at all of our distributors’ warehouses to verify quantities. In addition, the distributors have been advised that the terms of the distribution agreement are binding and any changes to those terms must be approved in writing by both our CEO and CFO. Finally, we implemented more stringent policies and procedures regarding revenue accounting and oversight of contractual arrangements by requiring the review and approval from our CEO and CFO on non-standard sales terms and conditions of a significant nature;

•	We implemented a process for formal revenue recognition training sessions for key finance, sales and marketing personnel;

•	We improved the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and compliance with generally accepted accounting principles;

•	We enhanced the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team; and

•	We re-engineered the sales administration function so that all finance-related activities are performed by the finance staff. The finance department assumed responsibility for the customer credit issuance and tracking process and the external sales representative commission calculation.
During 2006, our management took the following additional steps to address the material weaknesses that existed as of January 1, 2005:

•	We conducted a formal review of the foreign locations in which we are doing business, evaluated the appropriate and necessary legal and tax structure for these foreign locations and then implemented such structure and the related internal controls to ensure compliance with local laws and regulations.
Inherent Limitation on the Effectiveness of Internal Controls
     The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the risk of exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate the risk of misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant:
     The board of directors is divided into three classes. Each class serves a three-year term. Each Class II director’s term will expire at the Annual Meeting of Stockholders to be held in 2007. Each Class I director is serving a term ending at the Annual Meeting of Stockholders to be held in November 2006. In addition, the Class III directors’, whose term would have expired at the 2005 Annual Meeting, had we been able to hold such meeting, will likewise expire at the Annual Meeting of Stockholders being held in November, 2006. All directors will hold office until their successors have been duly elected and qualified or until his or her earlier resignation or removal.
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
     Mr. McBurnie has been a director with us since July 2000 and was chairman of the board from June 2002 to August 2005. Mr. McBurnie also served as our acting chief executive officer from June 2002 to August 2002 and from December 2004 to June 2005. Mr. McBurnie was formerly senior vice president, computer, consumer & network products group, of VLSI Technology. From June 1994 to August 1997, Mr. McBurnie was with National Semiconductor, where he was senior vice president and general manager of its communications and consumer group. Previously, Mr. McBurnie was vice president and general manager of National Semiconductor’s local area network division. Prior to joining National Semiconductor, he held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, a manufacturer of data storage media, Precision Monolithics, Inc., a semiconductor company, and Fairchild Semiconductor, a semiconductor company. Mr. McBurnie also served as a member of the board of directors of Oryx Technology Corporation from May 1997 until May 2003.
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
     Mr. Hilton has been a director with us since July 2004. On August 11, 2005, we announced the appointment of Brian Hilton as our chairman of the board of directors. Mr. Hilton has over 35 years of experience in the semiconductor industry. Most recently, Hilton was president of Avnet Electronics Marketing, a global electronics distributor. In this role, Hilton was responsible for building Avnet’s Asian business and expanding their presence in Europe, the Middle East and Africa. Prior to Avnet, Hilton spent 30 years at Motorola Inc., reaching the position of corporate VP and director of worldwide sales and marketing for Motorola’s Semiconductor Products Sector.
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
Compensation Committee
     The compensation committee of the board of directors consists of directors Olmer and Redfern. Each of the current members of the committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect. This committee reviews and evaluates the compensation and benefits of all of our officers, reviews general policy matters relating to compensation and benefits of our employees and makes recommendations concerning these matters to the board of directors. The compensation committee administers our 1996 Incentive Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1996 Employee Stock Purchase Plan, 1997 Stock Option Plan, 1999 Stock Option Plan, the 2000 Non-qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan.
Corporate Governance and Nominating Committees
     In 2004 and 2005, the corporate governance and nominating committee of the board of directors consisted of directors Arnold, McBurnie, and Redfern. Currently the corporate governance and nominating committee of the board of directors consists of directors Arnold and Redfern. Each of the current members of the committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect. The corporate governance and nominating committee was established February 26, 2004. The corporate governance and nominating committee make recommendations to the board of directors regarding nominees for the board, monitor the size and composition of the board, assist the board with review and consideration of developments in corporate governance practices and perform such other duties as the board of directors shall from time to time prescribe.
Audit Committee
     The audit committee of the board of directors consists of directors Arnold, Consoli and Hilton. Each of the current members of the committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect. The board of directors has determined that director Mr. Consoli is an “audit committee financial expert” as defined in the SEC rules. Mr. Consoli serves as chairman of the audit committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership on Forms 3, 4 and 5 with us and the SEC. Based solely on our review of copies of such forms received by us or written representations from certain Reporting Persons, we believe that all our officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal years ended January 1, 2005 and December 31, 2005, but for the exception of one late filing of Form 3 for each Edward Lam and Richard Hawron, one late filing of Form 4 for Alonim, Kevin Plouse, Joseph Rauschmayer and Clyde Wallin, and two late filings of Form 4s for Richard Hawron, due to administrative errors.
Code of Business Conduct and Ethics
     The board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including our senior executive and financial officers. In addition, the board of directors adopted a Code of Ethics for our principal executive officer and senior financial officers. Each code is intended to deter wrongdoing and promote ethical conduct among our directors, executive officers and employees. Each code is available on our corporate website at www.sipex.com. We intend to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendment to, or waiver from, each code for any executive officer or director by posting such information on our website at www.sipex.com, provided such method of disclosure is then in compliance with the rules of the Nasdaq Global Market and the rules of the SEC.
Item 11. Executive Compensation
     The following table sets forth certain information concerning the annual and long-term compensation for each individual that served as chief executive officer during fiscal 2005 and our three next most highly compensated executive officers whose compensation exceeded $100,000 in fiscal 2005 for services rendered in all capacities for the years indicated. These individuals are also referred to as the “Named Executive Officers.”

				Long Term
				Compensation -
				Securities
	Fiscal	Annual Compensation		Underlying Options	All Other Compensation
Name and Principal Position	Year	Salary	Bonus (2)	(1)	(3)
Ralph Schmitt (4)	2005	$200,000	$65,000	1,000,000	$7,288
Chief Executive Officer and President	2004	—	—	—	—
	2003	—	—	—	—

Douglas McBurnie (5)	2005	$199,032	—	10,000	$19,454
Acting Chief Executive	2004	$20,192	—	107,500	$21,542
Officer and President	2003	—	—	7,500	$17,500

Clyde R. Wallin (6)	2005	$201,442	$52,000	200,000	$12,359
Senior Vice President of Finance and Chief Financial Officer	2004	$138,671	—	50,000	$3,723
	2003	—	—	—	—

Richard Hawron (7)	2005	$315,021	—	150,000	$101,848
Senior Vice President of Worldwide Sales	2004	$77,884	—	100,000	$38,179
	2003	—	—	—	—

Lee E. Cleveland(8)	2005	$205,769	$52,000	300,000	$4,000
Senior Vice President of Engineering	2004	$203,846	—	—	$3,158
	2003	$60,769	—	—	$1,575

Edward Lam (9)	2005	$77,269	$37,700	425,000	$4,088
Senior Vice President of Marketing and Business Development	2004	—	—	—	—
	2003	—	—	—	—

Joel J. Camarda (10)	2005	$32,538	$17,600	250,000	$1,693
Senior Vice President of Operations	2004	—	—	—	—
	2003	—	—	—	—

Joseph Rauschmeyer (11)	2005	$118,497	—	—	$126,794
Senior Vice President of Operations	2004	$234,423	—	50,000	$11,738
	2003	$230,000	—	50,000	$5,288

Kevin Plouse (12)	2005	$64,746	—	—	$4,489
Senior Vice President of Business Development	2004	$224,230	—	—	$11,819
	2003	$220,000	—	50,000	$5,244

(1)	We did not grant any restricted stock awards, grant any stock appreciation rights or make any long term incentive payments during fiscal years 2003, 2004 or 2005.

(2)	Bonuses are reported in year earned even if actually paid in subsequent year.

(3)	Includes contributions made by us for the Named Executive Officers to our Tax Deferred Savings Plan, insurance premiums, housing assistance, severance payments, director’s fees, severance payments and director’s fees.

(4)	Mr. Schmitt joined us in June 2005

(5)	Mr. McBurnie assumed the role of “Acting President and CEO” from December 2004 to August 2005.

(6)	Mr. Wallin joined us in April 2004. Includes 200,000 option shares repriced on September 6, 2005. This option was originally granted on April 5, 2004. See “Option Reprice Program” and “Report of the Board of Directors on the Option Reprice Program.”

(7)	Mr. Hawron joined us in February 2004 and received housing assistance in 2005. Includes 50,000 option shares repriced on September 6, 2005. This option was originally granted on December 17, 2004. See “Option Reprice Program” and “Report of the Board of Directors on the Option Reprice Program”.

(8)	Mr. Cleveland joined in September 2002 and was promoted to Senior VP of Engineering in October 2005. Includes 300,000 option shares repriced on September 6, 2005. These options were originally granted on September 2, 2003 and December 9, 2004. See “Option Reprice Program” and “Report of the Board of Directors on the Option Reprice Program.”

(9)	Mr. Lam joined us in September 2005.

(10)	Mr. Camarda joined us in November 2005.

(11)	Mr. Rauschmayer joined us in September 2002 and departed in September 2005.

(12)	Mr. Plouse joined the Company in September 2002 and departed in April 2005.

Option Grants in Last Fiscal Year
     The following table sets forth stock options granted during the year ended December 31, 2005 to the Named Executive Officers. No stock appreciation rights (“SARs”) or restricted stock awards were granted during the year ended December 31, 2005.

	Number of	Percent of Total
	Securities	Options Granted			Potential Realizable Value at
	Underlying	to Employees in	Exercise or		Assumed Annual Rates of Stock
	Options	Fiscal 2005	Base Price per	Expiration	Price (4)
Name	Granted (1)	Year (%)(2)	Share (3)	Date	5%	10%

Ralph Schmitt	1,000,000	19.4	$1.70	6/27/2015	$1,069,121	$2,709,362
Douglas McBurnie	10,000	0.2	$1.88	7/18/2015	$11,823	$29,962
Clyde R. Wallin	200,000 (5)	3.9	$1.90	4/5/2014	$197,494	$480,703
Richard Hawron	100,000	1.9	$1.75	10/19/2015	$110,057	$278,905
	50,000 (6)	1	$1.90	12/17/2014	$54,399	$135,051
Lee E. Cleveland	200,000 (7)	3.9	$1.90	9/2/2013	$181,133	$433,713
	100,000 (8)	1.9	$1.90	12/9/2014	$108,479	$269,143
Edward M. Lam	425,000	8.2	$2.00	9/19/2015	$534,560	$1,354,681
Joel J. Camarda	250,000	4.8	$1.68	11/4/2015	$264,136	$669,372

(1)	Unless otherwise noted, these options will vest at a rate of 25% of the shares subject to the option on the anniversary of the grant date, so that the option will be fully exercisable four (4) years from the grant date.

(2)	A total of 5,163,086 shares were granted to employees (including named officers) in fiscal year 2005, 2,455,966 of which are the result of an option reprice program approved by our board of directors on August 29, 2005, repriced on September 6, 2005. See “Option Reprice Program” and “Report of the board of directors on the Option Reprice Program.” Excluding the effect of the repricing program, the percent of the total options granted to employees in fiscal 2005 for the named executives would be as follows; Schmitt 36.9%, McBurnie 0.37%, Wallin 0%, Hawron 3.69%, Cleveland 0%, Lam 15.7%, Camarda 9.23%, Rauschmeyer 0% and Plouse 0%.

(3)	All options were granted at the fair market value on the date of the grant.

(4)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of our common stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common ctock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(5)	This option was granted on September 6, 2005 pursuant to an option reprice program approved by our board of directors on August 29, 2005. All of the shares subject to this option shall vest at a rate of 25% of the shares subject to the option on the anniversary of the original grant date, so that the option will be fully exercisable four (4) years from the original grant date of April 5, 2004. See “Option Reprice Program” and “Report of the board of directors on the Option Reprice Program.”

(6)	This option was granted on September 6, 2005 pursuant to an option reprice program approved by our board of directors on August 29, 2005. All of the shares subject to this option shall vest at a rate of 25% of the shares subject to the option on the anniversary of the original grant date, so that the option will be fully exercisable four (4) years from the original grant date of December 17, 2004. See “Option Reprice Program” and “Report of the board of directors on the Option Reprice Program.”

(7)	This option was granted on September 6, 2005 pursuant to an option reprice program approved by our board of directors on August 29, 2005. All of the shares subject to this option shall vest at a rate of 25% of the shares subject to the option on the anniversary of the original grant date, so that the option will be fully exercisable four (4) years from the original grant date of September 2, 2003. See “Option Reprice Program” and “Report of the board of directors on the Option Reprice Program.”

(8)	This option was granted on September 6, 2005 pursuant to an option reprice program approved by our board of directors on August 29, 2005. All of the shares subject to this option shall vest at a rate of 25% of the shares subject to the option on the anniversary of the original grant date, so that the option will be fully exercisable four (4) years from the original grant date of December 9, 2004. See “Option Reprice Program” and “Report of the board of directors on the Option Reprice Program.”

Option Exercises and Fiscal Year-End Values
     The following table sets forth information with respect to options to purchase our common stock granted to the Named Executive Officers, including (i) the number of unexercised options outstanding at December 31, 2005; and (ii) the value of such unexercised options at December 31, 2005.

	Shares		Number of Securities Underlying Unexercised		Value of Unexercised In-the-
	Acquired on	Value	Options at Year-End (1)		Money Options at Year-End (2)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph Schmitt	—	—	—	1,000,000	—	—
Clyde R. Wallin	—	—	62,500	187,500	—	—
Richard Hawron	—	—	80,191	169,809	—	—
Lee E. Cleveland	—	—	125,000	175,000	—	—
Edward M. Lam	—	—	—	425,000	—	—
Joel J. Camarda	—	—	—	250,000	—	—
Joseph T. Rauschmayer	—	—	358,854	—	—	—
Kevin W. Plouse	—	—	—	—	—	—
John D. Arnold	—	—	25,000	30,000	—	—
Joseph C. Consoli	—	—	43,750	18,750	3,150	1,050
Brian Hilton	—	—	23,125	24,375	—	—
Douglas McBurnie	—	—	241,625	18,375	56,000	—
Lionel H. Olmer	—	—	66,748	20,250	—	—
Thomas P. Redfern	—	—	15,625	24,375	—	—

(1)	Pursuant to stock option agreements, all option shares must be vested to be exercised.

(2)	Value is based on the difference between the option exercise price and the fair market value of our common stock on December 31, 2005, multiplied by the number of shares underlying the options.

Executive Employment and Severance Agreements
     The Company has entered into the following employment agreements with the Named Executive Officers:
     Mr. Wallin entered into an employment agreement with us on or about March 26, 2004. The employment agreement provides that Mr. Wallin serves as Chief Financial Officer of the Company. Mr. Wallin may voluntarily terminate this employment at any time, with or without notice. We may terminate his employment at any time, with or without notice or cause. If we terminates Mr. Wallin’s employment without cause, and he executes, and does not revoke, a standard release in favor of the us, he will be entitled to continuing payments equal to his base salary for a period of six months. Pursuant to the employment agreement, Mr. Wallin’s salary is $200,000 per year. If Mr. Wallin’s employment is terminated in connection with the change in control, he will be entitled to continuing payments equal to his base salary for a period of six months and fifty (50%) percent of any unvested Options shall immediately vest and become exercisable. The amount of his annual bonus is at the sole discretion of the Board of Directors.
     Mr. Schmitt entered into an employment agreement on with us or about June 27, 2005. The employment agreement provides that Mr. Schmitt will serve as Chief Executive Officer and as a member of its board of directors. Mr. Schmitt may voluntarily terminate this employment at any time, with or without notice. Pursuant to the employment agreement, Mr. Schmitt’s salary is $400,000 per year. If Mr. Schmitt’s employment with Sipex terminates other than (i) voluntarily, (ii) by reason of his death or disability or (iii) for cause, prior to a change of control or more than twelve months after a change of control, Mr. Schmitt shall be entitled to receive continuing severance payments equal to his base salary rate, as then in effect, for a period of twelve months from the date of his termination and he shall be entitled to receive continuing severance payments equal to his base salary rate, as then in effect, for a period of twelve (months from the date of his termination and all of his unvested options shall vest and become exercisable for a period of twelve months after the date of his termination). If Mr. Schmitt’s employment with Sipex terminates other than (i) voluntarily, (ii) by reason of his death or disability or (iii) for cause, within twelve months after a change of control, Mr. Schmitt shall be entitled to receive continuing severance payments equal to his base salary rate, as then in effect, for a period of twelve months from the date of his termination and all of any unvested option shall vest and become exercisable for a period of twelve months after the date of his termination.
     Mr. Lam entered into an employment agreement with us or about September 18, 2005. The employment agreement provides that Mr. Lam serves as our Senior Vice President of Marketing and Business Development. Mr. Lam may voluntarily terminate this employment at any time, with or without notice. Mr. Lam’s salary is $287,000 per year. If Mr. Lam’s employment with us terminates other than voluntarily, by reason of his death or disability, or for cause prior to a change of control or more than twelve months after a change of control, and he signs and does not revoke a standard release of claims with us, then he shall be entitled to receive continuing payments of severance pay at a rate equal to his Base salary rate, as then in effect, for a period of twelve months from the date of such termination, to be paid periodically in accordance with our normal payroll policies. In addition, if his employment with us terminates other than voluntary, by reason of his death or disability, or for cause prior to the one year anniversary of the Effective Date, 25% of the any unvested options shall immediately vest and become exercisable for twelve months following his termination. If Mr. Lam’s employment with us terminates other than voluntarily, by reason of his death or disability, or for cause within twelve months after a change of control, then he shall be entitled to (i) receive continuing payments of severance pay at a rate equal to his base salary rate, as then in effect, for a period of twelve months from the date of such termination, to be paid periodically and (ii) 50% of any unvested options shall vest and become exercisable for twelve months following his termination.

     Mr. Camarda and the Company entered into an employment agreement on or about October 7, 2005. The employment agreement provides that Mr. Camarda serves as our Senior Vice President of Operations. Mr. Camarda’s salary is $235,000 per year. If Mr. Camarda’s employment with us terminates other than voluntarily, by reason of his death or disability, or for cause prior to a change of control or more than six months after a change of control, and he signs and does not revoke a standard release of claims with us, then he shall be entitled to receive continuing payments of severance pay at a rate equal to his Base salary rate, as then in effect, for a period of six months from the date of such termination. In addition, if his employment with us terminates other than voluntary, by reason of his death or disability, or for cause prior to the one year anniversary of the Effective Date, 25% of any unvested options shall immediately vest and become exercisable for six months following his termination. If his employment with us terminates other than voluntarily, by reason of his death or disability, or for cause within six months after a change of control, then he shall be entitled to (i) receive continuing payments of severance pay at a rate equal to his base salary rate, as then in effect, for a period of six months from the date of such termination and (ii) 50% of any unvested options shall vest and become exercisable for six (6) months following his termination.
Option Reprice (Ten Year Option Repricings):
     The following table sets forth information with respect to the individual names in the Executive Compensation table concerning options that have been repriced in the past ten years:

			Market	Exercise		Length Of
		Option/	Value At	Price At	New	Original Option
	Date Of	SAR Shares	Time Of	Time Of	Exercise	Term At Time Of
Name	Repricing	Repriced	Repricing	Repricing	Price	Repricing (9/6/2005)
Cleveland, Lee E.	9/6/2005	200,000	$1.9000	$7.8000	$1.9000	7 Years 361 Days
Cleveland, Lee E.	9/6/2005	100,000	$1.9000	$4.4100	$1.9000	9 Years 94 Days
Hawron, Richard	9/6/2005	50,000	$1.9000	$4.4600	$1.9000	9 Years 102 Days
Wallin, Clyde R.	9/6/2005	200,000	$1.9000	$6.4800	$1.9000	8 Years 211 Days
Report of the Board on the Option Reprice Program
     On September 6, 2005 we repriced our outstanding employee stock options with the exception that options granted pursuant to the Sipex Corporation 1999 Stock Plan options granted to Ralph Schmitt, our CEO, and to our other directors were not repriced. In addition, we did not reprice any outstanding options with previously existing exercise prices below $1.90, which was the fair market value of our common stock at the close of business on September 6, 2005.
     As a result of this repricing, approximately 2.5 million options, with an estimated weighted-average exercise price of $6.22 were amended to provide for an exercise price of $1.90 per share.
     Our board of directors approved the repricing of options for compensatory purposes, to motivate high levels of performance and provide an effective means of recognizing and incentivizing employee contributions to our success. Many of our outstanding options as of the time of the repricing had exercise prices significantly higher than the then-current price of our common stock. The board of directors believed that, at their original exercise prices, the disparity between the original exercise price of these options and recent market prices for our common stock did not provide meaningful incentives to employees holding these options. Our board of directors approved the repricing to provide our employees with the benefit of holding options that over time may have a greater potential to increase in value, which it believes creates better performance and retention incentives for employees and thereby increases stockholder value, and is therefore deemed by our board of directors to be in our best interest and the best interest of our stockholders.
Respectfully submitted by:
Lionel Olmer
Thomas Redfern
Douglas McBurnie
Ralph Schmitt
John Arnold
Joseph Consoli
Brian Hilton

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
     The following table sets forth as of December 31, 2005 information to the best of our knowledge, with respect to the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) each of our directors, or nominees for directors, (iii) each of our executive officers named in the Summary Compensation Table under the caption “Executive Compensation Summary” below, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, the beneficial owners listed have sole voting and investment power (subject to community property laws where applicable) as to all of the shares beneficially owned by them. As of December 31, 2005, there were 35,550,378 shares of common stock outstanding.

	Total Amount and Nature of
Name and Address of Beneficial Owner (1)	Beneficial Ownership	Percent of Class
Alonim Investments, Inc. (2)	16,296,200	45.8%
237 Hymus Blvd. Montreal (Pointe-Claire), Quebec H9R 5C7 Canada

Kennedy Capital Management, Inc.(3)	2,718,967	7.6%
10829 Olive Blvd. St. Louis, MO 63141

Wasatch Advisors, Inc.(4)	1,899,690	5.3%
150 Social Hall Avenue, 4th Floor, Salt Lake city, UT 84111

Dimensional Fund Advisors(5)	1,782,770	5.0%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

Joseph T. Rauschmayer (6)	362,854	1.01%

Douglas M. McBurnie (7)	261,625	*

Lee E. Cleveland (8)	141,400	*

Richard Hawron (9)	125,191	*

Clyde R. Wallin (10)	112,500	*

Lionel H. Olmer (11)	70,722	*

Joseph C. Consoli (12)	48,750	*

John D. Arnold (13)	41,625	*

Brian Hilton (14)	28,125	*

Thomas P. Redfern (15)	20,625	*

Kevin W. Plouse (16)	15,500	*

Ralph Schmitt	—	*

Joel J. Camarda	—	*

Edward M. Lam	—	*

All directors and executive officers as a group (11 persons)	1,228,917	3.3%

*	Less than 1% of Common Stock

(1)	Unless otherwise indicated, to our knowledge, each person listed above has sole voting and investment power with respect to the shares and maintains a mailing address at: c/o SIPEX Corporation, 233 South Hillview Drive, Milpitas, CA 95035.

(2)	Based solely on information provided in a Schedule 13G/A filed with the SEC on January 26, 2006, Alonim Investments had sole dispositive power of 16,296,200 shares and sole voting power of 16,296,200 shares.

(3)	Based solely on information provided in a Schedule 13G filed with the SEC on February 14, 2006, Kennedy Capital Management, Inc. had sole dispositive power of 2,718,967 shares,and sole voting power of 2,718,967 shares.

(4)	Based solely on information provided in a Schedule 13G filed with the SEC on February 14, 2005, Wasatch Advisors, Inc. and had sole dispositive power of 1,899,690 shares, and sole voting power of 1,899,690 shares.

(5)	Based solely on information provided in a Schedule 13G/A filed with the SEC on February 6, 2006, Dimensional Fund Advisors Inc. had sole dispositive power of 1,782,770 shares and sole voting power of 1,782,770.

(6)	Based on information provided in a Form 4 filed with the SEC on May 21, 2004. Any subsequent transactions were not required to be reported on a Form 4 pursuant to Section 16b-a of the SEC, and to the best of our knowledge were same-day sale transactions and did not change the number of shares owned. Also includes 358,854 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(7)	Based on information provided in a Form 4 filed with the SEC on November 4, 2002 Any subsequent transactions were not required to be reported on a Form 4 pursuant to Section 16b-a of the SEC, and to the best of our knowledge were same-day sale transactions and did not change the number of shares owned. Also includes 246,625 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(8)	Based on information provided in a Form 4 filed with the SEC on October 1, 2005. Also includes 125,000 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(9)	Based on information provided in a Form 3 filed with the on May 11, 2004. Also includes 105,191 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(10)	Includes 112,500 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(11)	Based on information provided in a Form 4 filed with the SEC on September 27, 2000. Also includes 68,722 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(12)	Includes 48,750 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(13)	Based on information provided in a Form 4 filed with the SEC on March 2, 2004. Also includes 35,625 shares issuable pursuant to stock options which are exercisable prior to March 1, 2006.

(14)	Includes 28,125 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(15)	Includes 20,625 shares issuable pursuant to stock options which are exercisable prior to March 2, 2005.

(16)	Based on information provided in a Form 4 filed with the SEC on June 14, 2004. Ay subsequent transactions were not required to be reported on a Form 4 pursuant to Section 16b-a of the SEC, and to the best of our knowledge were same-day sale transactions and did not change the number of shares owned.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2005 about the securities authorized for issuance under our equity compensation plans, consisting of the 1994 Stock Option and Incentive Plan, 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	3,573,846	$3.76	709,764

Equity compensation plans not approved by stockholders (1)	2,943,274	$1.78	—

Total	6,517,120	$2.87	709,764

(1)	Pursuant to an option reprice program approved by the board of directors on August 29, 2005, an aggregate of 2,455,966 option shares outstanding under our 1996, 1997, 2000 and 2002 Plans, as well as stand alone option agreements were repriced on September 6, 2005 to $1.90 per share to provide for exercise prices equal to the closing price of our common stock as disclosed on the Pink Sheets on that date. The terms and conditions of the original option agreements remained unchanged.
     Above table does not include approved 1996 Employee Stock Purchase Plan in which 244,441 shares are currently available to issue, of which 200,000 shares are not registered.
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
Item 13. Certain Relationships and Related Transactions
     Future Electronics
     Future is a related party and its affiliates own approximately 16.3 million shares or 46% of our outstanding common stock as of December 31, 2005. We have a distribution agreement that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide and accounted for 44%, 39% and 21% of our total net sales for the years 2005, 2004 and 2003, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of its revenues.
     While Future is not currently represented on the our board of directors, nor do they have contractual rights to board representation, from time to time, Future’s senior management meets with our senior management to discuss strategic direction, sales and marketing considerations and other issues facing us. In addition, Future’s sales and marketing personnel frequently meet with our sales and marketing staff regarding sales prospects and other concerns related to the market for our products in a manner consistent with Future’s practices with our other distribution partners. Future has also provided information technology, accounting and other supports to us.
     From time to time, Future provides services and/or incurs expenses on our behalf. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in our consolidated financial statements as capital contributions totaling $17,000, $100,000 and $202,000 for the years ended December 31, 2005, January 1, 2005 and December 31, 2003, respectively. In addition, we recorded $44,000 of reimbursement expense for marketing promotional materials to future for the year ended December 31, 2005.
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
     On June 20, 2003, we sold the Second Note to an affiliate of Future for $10.3 million (net of issuance costs of $216,000). The Second Note paid a 1.5% coupon rate per annum. The principal amount of the Second Note was contingently convertible into a maximum of 3.0 million shares of our common stock at a conversion price of $3.52 per share, subject to Future attaining predetermined annual and/or cumulative sales levels over a three-year period. Accordingly, in accordance with EITF Issue No. 01-1, “Accounting for a Convertible Instrument Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash,” we were required to recognize non-cash charges against net sales for the fair value of these conversion rights earned by Future each period relative to the sales target. The fair value of the conversion rights has been measured pursuant to FASB No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Second Note was secured by a Deed of Trust on our land and building at Milpitas, California as well as our all other assets, except for our intellectual property. In connection with the issuance of the Second Note, we entered into a standstill agreement with affiliates of Future, pursuant to which these security holders agreed not to acquire more than 35% of our stock on a fully diluted basis. Also, we entered into a voting agreement with an affiliate of Future, pursuant to which this security holder agreed that the additional shares of our common stock issuable upon conversion of the Second Note (i) will not be voted or (ii) will be voted in the same proportion as the votes cast by our all other stockholders.

     During the fourth quarter of 2003, we entered into an agreement with the affiliates of Future to convert the First Note and Second Note into common stock subject to obtaining regulatory approval. In connection with the agreement we accelerated the conversion rights of the Second Note and received $3.0 million and forgiveness of interest on both notes of $411,000. As a consequence, non-cash charges of $14.1 million have been recognized as a reduction to sales in 2003 representing the fair value of the conversion rights earned by Future as well as the net cost from terminating the sales incentive feature of the Second Note (thereby vesting the conversion rights). As of December 31, 2003, affiliates of Future held approximately 8.1 million shares of our common shares or approximately 29%. Upon the regulatory approval in February 2004, the affiliates of Future exercised their conversion rights to exchange both the First Note and the Second Note for 4.6 million of our common shares, As a result of the conversion, all the related collateral and sales incentives had been waived. The warrant to purchase 900,000 shares of our common stock for $2.9458 per share had not been exercised as of December 31, 2003.
     During February 2004, the affiliates of Future exercised the conversion rights to convert their notes into our common stock for an additional 4.6 million shares, bringing their ownership up to 12.7 million shares, or approximately 39% of our outstanding capital stock. On August 5, 2004, the affiliates of Future exercised a warrant to purchase 900,000 shares of our common stock. The warrant was issued to the affiliates of Future in conjunction with the $12 million convertible note issued in 2002, which was converted into our common stock in February 2004. In connection with the warrant exercise, we agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of our issued and outstanding voting capital stock and (ii) 42.5% of our issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of our voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 40,000,000 (as adjusted for stock dividends, splits or like transactions). On August 9, 2004, the affiliates purchased 2.5 million shares of our common stock on the open market. As of December 31, 2005, affiliates of Future, our largest distributor, held approximately 16.3 million shares of our common stock, or approximately 46%, of our outstanding common stock.
     We recorded interest expense related to the debt with Future totaling $90,000 and $1.0 million for the years ended January 1, 2005 and December 31, 2003, respectively. No interest expense was recorded for the year ended December 31, 2005 as both convertible notes were extinguished and converted into 4.6 million of our common shares as of February 18, 2004.
     On January 19, 2006, we announced the completion of a $7.0 million private loan financing in which we issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future. The note was secured by a deed of trust on our headquarters property located in Milpitas, California. Accrued interest on the note was convertible into our common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note could require repayment of the note in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and payable at maturity. The note was repaid in March 2006. (See Note 2 to our consolidated financial statements regarding Related Parties).
     On May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act. Rodfre purchased 50% of the Convertible Senior 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. We may pay interest in cash or, solely at our option, in shares of our common stock. The 2006 Notes are convertible into our common stock at any time prior to maturity, initially at a conversion price of $2.68 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. If fully converted, the principal amount of the 2006 Notes would convert into 11,194,030 shares of our common stock, out of which 5,597,015 shares would be owned by Rodfre.
     As part of the foregoing transaction, we issued warrants to purchase an aggregate of 1,679,104 shares of our common stock to the investors, including warrants for 839,552 shares issued to Rodfre. Each warrant is exercisable for one share of our common stock at an initial exercise price of $3.216 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated at the option of Sipex.
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

Item 14. Principal Accounting Fees and Services
Fees Paid to Deloitte & Touche LLP
     Deloitte & Touche LLP, an independent registered public accounting firm, has been our auditors since 2003. The aggregate fees billed or to be billed for the following professional services are as follows (in thousands):

Deloitte & Touche LLP	2005	2004
Audit fees (1)	$1,911	$2,384
Audit related fees (2)	—	—
Tax fees (3)	20	—
All other fees (4)	129	7

Total	$2,060	$2,391

(1)	Audit fees were for professional services rendered in connection with the audit of our annual financial statements and the review of our quarterly financial statements.

(2)	Deloitte & Touche LLP did not perform any audit related services in 2005 and 2004.

(3)	Deloitte & Touche LLP performed tax consulting services in connection with the Silan deal in 2005.

(4)	All other fees were for professional services rendered other than audit, audit-related or tax fees. For 2004, the fees were primarily for a Form S-8 filing. The fees for 2005 primarily related to our internal investigation.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
     In accordance with the charter of our audit committee, the audit committee pre-approves all audit and non-audit services provided by our independent auditors, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. Our audit committee considers whether such audit or non-audit services are consistent with the SEC’s rules on auditor independence. The audit committee has determined that the services provided by Deloitte & Touche as set forth herein are compatible with maintaining Deloitte & Touche’s independence.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K:
     (a) The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements. The following consolidated financial statements of the Company and Reports of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and January 1, 2005
Consolidated Statements of Operations for the Years Ended December 31, 2005, January 1, 2005 and December 31, 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005, January 1, 2005 and December 31, 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, January 1, 2005 and December 31, 2003
Notes to consolidated financial statements
2.	Consolidated Financial Statement Schedules. Consolidated financial statements schedules have been omitted because they are either not required or are included in the consolidated financial statements or the notes thereto.

3.	Exhibit: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

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

Name	Title	Date
/s/ RALPH SCHMITT Ralph Schmitt	Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2006
/s/ CLYDE R. WALLIN Clyde R. Wallin	Chief Financial Officer and Senior Vice President, Finance, (Principal Financial and Accounting Officer)	August 17, 2006
/s/ JOHN D. ARNOLD John D. Arnold	Director	August 17, 2006
/s/ JOSEPH C. CONSOLI Joseph C. Consoli	Director	August 17, 2006
/s/ BRIAN HILTON Brian Hilton	Chairman of the Board of Directors	August 17, 2006
/s/ DOUGLAS M. MCBURNIE Douglas M. McBurnie	Director	August 17, 2006
/s/ Lionel H. Olmer Lionel H. Olmer	Director	August 17, 2006
/s/ THOMAS P. REDFERN Thomas P. Redfern	Director	August 17, 2006

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

2.2	Amendment No. 1 to the Agreement and Plan of Reorganization dated November 23, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)

3.2	Bylaws (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)

4.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.1**	1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.2**	1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.3**	1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.4**	1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.5**	1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.6	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.7**	1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.8**	Employment Agreement dated August 19, 2002 by and between the Company and Walid Maghribi (filed as Exhibit 99.1 to the Company’s 8K filed on August 23, 2002, and incorporated herein by reference)

10.9**	Employment Agreement, as of the 14th day of May, 1999, between the Company and James E. Donegan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.10**	Employment Agreement, as of the 14th day of May, 1999, between the Company and Raymond W.B. Chow (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.11	Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.12	Form of Sales Representative Agreement (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.13**	1997 Incentive Stock Option Plan (filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)

10.14**	Sipex Corporation 1999 Stock Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference)

10.15*	License Agreement between Timex Corporation and Sipex Corporation dated July 1, 1997 (previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

Exhibit
Number	Description
10.16**	Employment Agreement, dated as of the 9th day of August, 1999 between the Company and Stephen E. Parks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.17**	2000 Non-Qualified Stock Option Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

10.18**	2002 Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 73880, and incorporated herein by reference)

10.19	Deed of Reconveyance and Termination of Lease (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

10.20**	Employment Agreement dated February 2, 2003 by and between the Company and Phillip A. Kagel (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.21**	Employment Agreement dated September 11, 2002 by and between the Company and Joseph T. Rauschmayer (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.22**	Employment Agreement dated August 23, 2002 by and between the Company and Kevin Plouse (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.23	Securities Purchase Agreement dated as of September 27, 2002, by and between the Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.2 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference)

10.24	Sipex Corporation 5.75% Convertible Secured Note due 2007 (filed as Exhibit 99.3 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference)

10.25	Warrant to purchase 900,000 shares of common stock issued to S&F Financial Holdings, Inc. (filed as Exhibit 99.4 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)

10.26	Deed of Trust with Assignment of Rents dated as of September 27, 2002, between the Company, First America Title Insurance Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.5 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)

10.27	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.28	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.29	Securities Purchase Agreement dated as of May 27, 2003, by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.30	Form of Company Convertible Secured Note to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.31	Form of Registration and Standstill Agreement by and between the Company and Alonim Investments Inc., and its affiliates which are signatories thereto, namely: Future Electronics Inc., and S&F Financial Holdings Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.32	Form of Voting Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.33	Form of Security Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.34	Form of Deed of Trust to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.35	Modification Agreement dated as of December 23, 2003 by and among the Company and Rodfre Lending LLC and certain of its affiliates (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 24, 2003)

Exhibit
Number	Description
10.36	Separation Agreement and Release as of 12/17/04 (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on 12/23/04 and incorporated herein by reference) with Mr. Maghribi the former President and Chief Executive Officer of Sipex and a former member of the Board of Directors of Sipex

10.37	Letter agreement as of 12/17/04 (previously filed as Exhibit 99.3 to the Company’s Form 8-K filed on 12/23/04 and incorporated herein by reference) concerning the terms of Mr. McBurnie’s employment with Sipex

10.38	Letter agreement as of 6/7/05 (previously filed as Exhibit 99 to the Company’s Form 8-K filed on 6/30/05 and incorporated herein by reference) concerning the terms of the newly appointed Chief Executive Officer Ralph Schmitt

10.39	Loan and Security Agreement as of 7/21/05, (previously filed as Exhibit 99.3 to the Company’s Form 8-K filed on 7/25/05 and incorporated herein by reference) with Silicon Valley Bank

10.40	Bonus plan as of August 29, 2005, (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on 9/2/05 and incorporated herein by reference) for an executive bonus plan for the remainder of 2005 for certain of its officers

10.41	Separation Agreement and General Release as of 9/2/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 9/2/05 and incorporated herein by reference) with Joseph T. Rauschmayer, Senior Vice President of Operations

10.42	Grant of options (previously filed in the Company’s Form 8-K filed on 9/25/05 and incorporated herein by reference) to Mr. Wallin CFO and Mr. Hawron Sr. VP World Wide Sales

10.43	Separation Agreement and General Release as of 4/26/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 9/15/05 and incorporated herein by reference) with Kevin Plouse

10.44	Letter agreement as of 9/12/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 9/23/05 and incorporated herein by reference) with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development

10.45	Letter agreement as of 10/7/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 10/12/05 and incorporated herein by reference) with Joel Camarda joining Sipex as Senior Vice President of Operations

10.46	Amendment No. 1 as of 10/7/05, (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 10/7/05 and incorporated herein by reference) to the Loan and Security Agreement with Silicon Valley Bank, dated July 21, 2005

10.47	Amendment No. 2 as of 11/10/05, (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 11/16/05 and incorporated herein by reference) to the Loan and Security Agreement with Silicon Valley Bank, dated July 21, 2005

21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.