Form 10-K/A
period 2005-12-31
SIPEX CORP
filed 2006-09-21
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2005) was approximately $33,695,000 based upon $1.75 per share.
The number of shares of the registrant’s common stock outstanding on September 15, 2006 was approximately 35,550,000.

EXPLANATORY NOTE
This Amendment to the Annual Report of Sipex Corporation filed on August 17, 2006 is being made to add the consent of Sipex’s Independent Registered Public Accounting Firm.

Page
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K	1
Signature	2
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K:
     (a) The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated financial statements. The following consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 20, 2006.

SIPEX CORPORATION
By:	/s/ RALPH SCHMITT
Ralph Schmitt
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization dated October 21, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

2.2	Amendment No. 1 to the Agreement and Plan of Reorganization dated November 23, 1999 by and among the Company, Calogic, CAT Acquisition Corporation I and the other signatories thereto (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on December 8, 1999 and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)

3.2	Bylaws (incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 28, 2003)

4.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.1**	1988 Non-Statutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.2**	1991 Non-Statutory Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.3**	1993 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.4**	1994 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.5**	1996 Incentive Stock Option Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.6	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.7**	1996 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.8**	Employment Agreement dated August 19, 2002 by and between the Company and Walid Maghribi (filed as Exhibit 99.1 to the Company’s 8K filed on August 23, 2002, and incorporated herein by reference)

10.9**	Employment Agreement, as of the 14th day of May, 1999, between the Company and James E. Donegan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.10**	Employment Agreement, as of the 14th day of May, 1999, between the Company and Raymond W.B. Chow (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.11	Form of Sales Representative Agreement (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference)

10.12	Form of Sales Representative Agreement (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.13**	1997 Incentive Stock Option Plan (filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997 and incorporated herein by reference)

10.14**	Sipex Corporation 1999 Stock Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference)

10.15*	License Agreement between Timex Corporation and Sipex Corporation dated July 1, 1997 (previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

Exhibit
Number	Description
10.16**	Employment Agreement, dated as of the 9th day of August, 1999 between the Company and Stephen E. Parks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference)

10.17**	2000 Non-Qualified Stock Option Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

10.18**	2002 Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 73880, and incorporated herein by reference)

10.19	Deed of Reconveyance and Termination of Lease (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

10.20**	Employment Agreement dated February 2, 2003 by and between the Company and Phillip A. Kagel (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.21**	Employment Agreement dated September 11, 2002 by and between the Company and Joseph T. Rauschmayer (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.22**	Employment Agreement dated August 23, 2002 by and between the Company and Kevin Plouse (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.23	Securities Purchase Agreement dated as of September 27, 2002, by and between the Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.2 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference)

10.24	Sipex Corporation 5.75% Convertible Secured Note due 2007 (filed as Exhibit 99.3 to the Company’s 8-K filed on October 1, 2002, and incorporated herein by reference).

10.25	Warrant to purchase 900,000 shares of common stock issued to S&F Financial Holdings, Inc. (filed as Exhibit 99.4 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)

10.26	Deed of Trust with Assignment of Rents dated as of September 27, 2002, between the Company, First America Title Insurance Company and S&F Financial Holdings, Inc. (filed as Exhibit 99.5 to the Company’s 8-K on October 1, 2002, and incorporated herein by reference)

10.27	Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.28	Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.29	Securities Purchase Agreement dated as of May 27, 2003, by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.30	Form of Company Convertible Secured Note to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.31	Form of Registration and Standstill Agreement by and between the Company and Alonim Investments Inc., and its affiliates which are signatories thereto, namely: Future Electronics Inc., and S&F Financial Holdings Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.32	Form of Voting Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.33	Form of Security Agreement by and between the Company and Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.34	Form of Deed of Trust to be issued to Alonim Investments Inc. (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 29, 2003 and incorporated herein by reference)

10.35	Modification Agreement dated as of December 23, 2003 by and among the Company and Rodfre Lending LLC and certain of its affiliates (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 24, 2003)

Exhibit
Number	Description
10.36	Separation Agreement and Release as of 12/17/04 (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on 12/23/04 and incorporated herein by reference) with Mr. Maghribi the former President and Chief Executive Officer of Sipex and a former member of the Board of Directors of Sipex

10.37	Letter agreement as of 12/17/04 (previously filed as Exhibit 99.3 to the Company’s Form 8-K filed on 12/23/04 and incorporated herein by reference) concerning the terms of Mr. McBurnie’s employment with Sipex

10.38	Letter agreement as of 6/7/05 (previously filed as Exhibit 99 to the Company’s Form 8-K filed on 6/30/05 and incorporated herein by reference) concerning the terms of the newly appointed Chief Executive Officer Ralph Schmitt

10.39	Loan and Security Agreement as of 7/21/05, (previously filed as Exhibit 99.3 to the Company’s Form 8-K filed on 7/25/05 and incorporated herein by reference) with Silicon Valley Bank

10.40	Bonus plan as of August 29, 2005, (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on 9/2/05 and incorporated herein by reference) for an executive bonus plan for the remainder of 2005 for certain of its officers.

10.41	Separation Agreement and General Release as of 9/2/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 9/2/05 and incorporated herein by reference) with Joseph T. Rauschmayer, Senior Vice President of Operations.

10.42	Grant of options (previously filed in the Company’s Form 8-K filed on 9/25/05 and incorporated herein by reference) to Mr. Wallin CFO and Mr. Hawron Sr. VP World Wide Sales

10.43	Separation Agreement and General Release as of 4/26/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 9/15/05 and incorporated herein by reference) with Kevin Plouse

10.44	Letter agreement as of 9/12/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 9/23/05 and incorporated herein by reference) with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development.

10.45	Letter agreement as of 10/7/05 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 10/12/05 and incorporated herein by reference) with Joel Camarda joining Sipex as Senior Vice President of Operations

10.46	Amendment No. 1 as of 10/7/05, (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 10/7/05 and incorporated herein by reference) to the Loan and Security Agreement with Silicon Valley Bank, dated July 21, 2005.

10.47	Amendment No. 2 as of 11/10/05, (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on 11/16/05 and incorporated herein by reference) to the Loan and Security Agreement with Silicon Valley Bank, dated July 21, 2005.

21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.