Form 10-Q
period 2006-04-01
SIPEX CORP
filed 2006-09-21
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     Number of shares outstanding of the registrant’s common stock, $0.01 par value, as of the latest practicable date.

Class	Outstanding at September 15, 2006

Common Stock	35,550,378

SIPEX CORPORATION
FORM 10-Q
THREE MONTHS ENDED APRIL 1, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 1, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$6,611	$1,969
Restricted cash	571	500
Accounts receivable, less allowances of $699 and $820, respectively	5,301	3,735
Accounts receivable, related party, less allowances of $428 and $529, respectively (Note 5)	2,821	3,011
Inventories	13,256	13,400
Prepaid expenses and other current assets	1,604	1,300

Total current assets	30,164	23,915
Property, plant and equipment, net	18,481	25,803
Restricted cash — noncurrent	429	500
Other assets	231	224

Total assets	$49,305	$50,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$—	$3,000
Current portion of lease financing obligation	151	—
Accounts payable	9,950	7,394
Accrued expenses	6,348	7,282
Accrued restructuring costs	1,734	1,407
Deferred income, related party	5,939	5,707
Deferred income, other	2,715	2,510

Total current liabilities	26,837	27,300
Long-term accrued restructuring costs	464	584
Long-term lease financing obligation	12,314	—
Other long-term liabilities	35	37

Total liabilities	39,650	27,921

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 35,550 shares issued and outstanding at April 1, 2006 and December 31, 2005	355	355
Additional paid-in capital	224,959	224,026
Accumulated deficit	(215,640)	(201,841)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	9,655	22,521

Total liabilities and stockholders’ equity	$49,305	$50,442

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$9,303	$11,807
Net sales, related party (Note 5)	8,551	7,920

Total net sales	17,854	19,727

Cost of sales	10,178	9,346
Cost of sales, related party	7,871	5,004

Total cost of sales	18,049	14,350

Gross profit (loss)	(195)	5,377

Operating expenses:
Research and development	5,496	3,852
Marketing and selling	3,656	2,577
General and administrative	4,021	4,086
Restructuring	307	12

Total operating expenses	13,480	10,527

Loss from operations	(13,675)	(5,150)

Other income (expense):
Interest income	49	85
Interest expense	(183)	(12)
Other income, net	42	47

Total other income (expense), net	(92)	120

Loss before income tax expense	(13,767)	(5,030)
Income tax expense	32	12

Net loss	$(13,799)	$(5,042)

Net loss per common share — basic and diluted	$(0.39)	$(0.14)
Weighted average common shares outstanding — basic and diluted	35,550	35,525
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Operating activities:
Net loss	$(13,799)	$(5,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	933	—
Depreciation and amortization	7,499	1,538
Provision for inventories	123	644
Provision for restructuring charges	307	12
Loss on disposal of fixed assets	9	—
Provision for uncollectible receivables and sales returns and allowances	153	434
Consulting services provided by related party	—	17
Changes in assets and liabilities:
Accounts receivable	(1,529)	644
Inventories	21	(1,854)
Prepaid expenses and other current assets	(304)	297
Other assets	(7)	18
Accounts payable	2,492	(2,747)
Accrued expenses	(934)	33
Accrued restructuring costs	(100)	(129)
Deferred income	437	(492)
Other long term liabilities	(2)	20

Net cash used in operating activities	(4,701)	(6,607)

Investing activities:
Proceeds from maturity of short-term investment securities	—	249
Purchase of short-term investment securities	—	(596)
Purchase of property, plant and equipment	(122)	(156)

Net cash used in investing activities	(122)	(503)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	—	683
Proceeds from borrowing — related party	7,000	—
Repayment of borrowing — related party	(7,000)	—
Repayment of short-term borrowing	(3,000)	—
Net proceeds from long-term lease financing obligation	12,578	—
Repayment of long-term lease financing obligation	(113)	—

Net cash provided by financing activities	9,465	683

Increase (decrease) in cash and cash equivalents	4,642	(6,427)
Cash and cash equivalents at beginning of period	1,969	15,523

Cash and cash equivalents at end of period	$6,611	$9,096

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$2	$1

Interest	$173	$—

Supplemental disclosure of non-cash investing activities:
Purchase of property, plant and equipment not paid at end of period	$152	$37

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
     The Company’s wafer fabrication facility in Milpitas, California, along with a number of third-party contractors, fabricate, package and test its ICs. In an effort to achieve significant cost savings, in the third quarter of 2005 Sipex decided to close down the Milpitas wafer fabrication facility and transfer the IC manufacturing processes from there to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd. (“Silan”) in Hangzhou, China and a wafer fabrication facility operated by Episil Technologies, Inc. in Taiwan. Definitive agreements regarding this transfer were entered into in February 2006, and the transition is expected to be substantially completed by the end of September 2006.
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
     Sipex’s fiscal year includes 52 or 53 weeks which ends on the Saturday closest to December 31. The first quarter of fiscal year 2006 included 91 days from January 1, 2006 to April 1, 2006, and the first quarter of fiscal year 2005 included 91 days from January 2, 2005 to April 2, 2005.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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

     Prior to January 2, 2005, the Company entered into arrangements that were not within the original contractual distributor agreements in that the Company allowed return rights and other concessions beyond the levels provided in the distributor agreements. As a result, Company management concluded it is unable to reasonably estimate sales returns for arrangements with its distributor; accordingly, sales and related cost of sales on shipments to distributors are deferred until the resale to the end customer.
     Sales to Future Electronics Inc. (“Future”), a distributor and related party (See Note 5), are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future was permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. This credit has been reduced to 5% applicable to all purchases made by Future from Sipex starting April 1, 2006. Additionally, the Company is providing Future with a 2% scrap allowance also effective April 1, 2006. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue recognition and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.
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
     From time to time, Sipex develops custom products for various customers under engineering service contracts culminating in delivery of known functional development samples. The Company recognizes revenue under these agreements upon delivery of known functional development samples as delivery of such represents the culmination of utility of the contract to the customer and agreed to milestones. Sipex recognizes the costs associated with these contracts as research and development expenses due to the uncertain nature of the development efforts until delivery of the known functional development samples. Certain of these engineering service contracts include payments in advance of delivery of known functional development samples. These payments are recorded in deferred income, other, until the time of delivery of the functional samples.
     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their expected useful lives. In November 2005, based on a previous decision to close the Company’s wafer fabrication operation located at its Milpitas, California headquarters facility, the Company decided to sell this facility. As a result of the decision, the Company reduced the remaining estimated depreciation life for its headquarters building and related improvements from 25 years to approximately four months (See Note 12 regarding the lease financing obligation for Sipex’s headquarters facility). This change resulted in an increase in depreciation expense of $6.7 million (including $4.5 million included in cost of sales) recorded in the first quarter of 2006.
Note 2 — Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1),” which replaces the measurement and recognition guidance set forth in the Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on investment impairment. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. The Company adopted the provisions of FSP 115-1 beginning on January 1, 2006, and the adoption did not have a material impact on the Company’s financial condition or results of operations.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of its fiscal year 2007. The Company is currently assessing the impact of the adoption of FIN 48.
     On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.
Note 3 — Stock-Based Compensation
     Prior to 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees and related interpretations.” The Company also provided the required pro forma disclosures as required by SFAS No. 123, “Accounting for Stock-based Compensation.” The ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.
     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, compensation cost to be recognized under SFAS No. 123R considers an estimate of options which will be forfeited.

     Sipex currently maintains six option plans. These are the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, the 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan under which 1.2 million, 300,000, 1.2 million, 1.2 million, 1.0 million and 2.0 million shares were reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 2000 Non-qualified Stock Option Plan to 551,942, 82,000 and 671,990, respectively. In addition to the six stock option plans, as of April 1, 2006, approximately 3,578,000 shares of Sipex’s common stock have been reserved for issuance pursuant to options which have been granted to employees outside of the option plans. These stock options are subject to the similar terms as those under the six stock option plans. Approximately 6,980,000 stock options were outstanding as of April 1, 2006 for all plans.
     As the Company was not current with its filing with the SEC, employees who terminated from the Company during this period had been unable to exercise their stock options during the contractual 90 days of post-termination exercise period. The Company made a decision effective February 1, 2006 to extend the post-termination exercise period for former employees with 126,000 vested stock options for the three months ended April 1, 2006 until the earlier of 1) such date that is ninety (90) days after the date that the former employees are able to freely exercise the options pursuant to a registration statement on Form S-8 filed by the Company or 2) December 31, 2006. As a result, the Company recorded stock-based compensation relating to such extension totaling $17,000 for the three months ended April 1, 2006.
     A summary of the Company’s stock option plan activities for the three months ended April 1, 2006 is as follows:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2005	6,517	$2.87
Granted	645	$2.20
Exercised	—	—
Forfeited or expired	(182)	$3.01

Outstanding at April 1, 2006	6,980	$2.80	8.11	$6,738

Vested and expected to vest at April 1, 2006	6,298	$2.86	8.02	$6,058

Exercisable at April 1, 2006	2,730	$3.58	6.83	$2,499

     Accounting for Stock-Based Compensation – Under SFAS No. 123R, stock-based compensation expenses for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes single option pricing model to determine the fair value for stock option grants. The weighted average fair value (computed using the Black-Scholes single option pricing model) of options granted during the three months ended April 1, 2006 was $1.70 per share. There were no exercises of stock options during the three months ended on April 1, 2006. The fair value of stock option grants issued is recognized as compensation expense on a straight-line basis over the requisite service period, which is the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the condensed consolidated statements of cash flows. In addition, SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in exercise of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

     Prior to adopting SFAS No. 123R, the Company accounted for stock option grants under the recognition and measurement provisions of APB 25. No compensation expense was recognized when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Compensation expense associated with the option repricing in 2005 was recorded up to the date of adoption of SFAS No. 123R until the options were exercised, cancelled, or otherwise expired, and the expense or benefit for the increase or decrease, respectively, in the fair market value of the Company’s common stock in excess of the option’s exercise price was recognized immediately for vested options and was recognized over the vesting period using an accelerated method for unvested employee options.
     The fair value of the Company’s stock options granted was estimated at the date of grant using the Black-Scholes single option pricing model with the following weighted-averaged assumptions:

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Expected life of options	6 years	4 years
Volatility	92%	75%
Risk-free interest rate	4.5%	3.7%
Dividend yield	—	—
     The Company has elected to use the “Simplified Method” outlined in SAB 107 to determine the expected term of its stock option grants. The calculation of expected term for previous SFAS No. 123 disclosure fair value estimates was based solely on an analysis of historical exercises of stock options. The Company believes that using the “Simplified Method” provides a better estimate of future exercise patterns. Stock volatility is based upon the Company’s historical stock price volatility. The Company considered historical volatility of a period generally commensurate with the expected or contractual term, as applicable, of the share option. The Company continues to use the risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option to be valued. The Company does not currently intend to pay cash dividends. Therefore, the Company has assumed a dividend yield of zero.
     As part of the requirements of SFAS No. 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expenses to be recognized in future periods.
     The following table shows total employee and non-employee stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended April 1, 2006, pursuant to SFAS No. 123R (in thousands):

For the Three
Months Ended
April 1, 2006
Cost of sales	$127
Research and development	338
Marketing and selling	190
General and administrative	278

Stock-based compensation expense before income tax effect	933
Less income tax effect	—

Stock-based compensation expense after income tax effect	$933

     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended April 1, 2006 include $891,000 of employee stock-based compensation expense. At April 1, 2006, there was a total of $5.7 million unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards which is expected to be recognized over a weighted-average period of approximately 33 months.

     Pro forma information under SFAS No. 123 for periods prior to the adoption of SFAS No. 123R has not been restated to reflect the effects of implementing SFAS No. 123R. For purposes of this pro forma disclosure, the value of stock options was estimated using the Black-Scholes single option pricing valuation approach with forfeitures recognized as they occur. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s stock option plans for the three months ended April 2, 2005 (in thousands, except per-share amounts):

For the Three
Months Ended
April 2, 2005
Net loss, as reported	$(5,042)
Add stock-based compensation included in reported net loss	—
Less stock-based compensation expense determined under the fair value method for all awards	(1,235)

Pro forma net loss	$(6,277)

Net loss per share:
Basic and diluted — as reported	$(0.14)
Basic and diluted — pro forma	$(0.18)
     There were no purchases of common stock made under the Company’s Employee Stock Purchase Plan in the first quarter of 2006 and 2005.
Note 4 — Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had a net loss for the three months ended April 1, 2006 and April 2, 2005, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.
     Approximately 6,980,000 stock options were outstanding with an average exercise price of $2.80 per share as of April 1, 2006 compared to approximately 5,405,000 stock options with an average exercise price of $5.74 per share at April 2, 2005.
Note 5 — Related Party Transactions
     Future is a related party as its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of April 1, 2006. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 44% of its total net sales for the year ended December 31, 2005; and 48% and 40% of its total net sales for the three months ended April 1, 2006 and April 2, 2005, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the un-reimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s condensed consolidated financial statements as capital contributions totaled $17,000 for the three months ended April 2, 2005. There were no un-reimbursed expenses or uncompensated services rendered by Future for the three months ended April 1, 2006.

     On January 19, 2006, Sipex completed a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex’s common stock. The loan was repaid in March 2006 using the proceeds from the sale of the Company’s Hillview facility (See Note 12). For the three months ended April 1, 2006, Sipex incurred interest expense totaling $86,000 related to the $7.0 million note with Future.
     As discussed in Note 15, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes (“2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006.
     On September 8, 2006, Sipex appointed two executive vice presidents working for Future to its Board of Directors. The Board has determined that both new directors are not independent within the meaning of Rule 4200(a) (15) of the NASDAQ Manual by virtue of their relationships with Future Electronics. Accordingly, the Board does not expect to appoint them to any standing committees of the Board. In connection with their appointment as directors, both new directors have agreed to recuse themselves from any Board discussions that relate to transactions between Sipex and Future.
Note 6 — Restructuring
     The Company has established a restructuring reserve relating to the unused portion of its leased facility in Billerica, Massachusetts. For the three months ended April 1, 2006, the Company utilized $181,000 restructuring reserves, which was primarily lease costs associated with the unused portion of our Billerica facility. Since the third quarter of 2005, in conjunction with the Company’s decision to close down the Milpitas wafer fabrication facility and the transfer of the IC manufacturing processes to China and Taiwan, Sipex has accrued additional restructuring costs for severance and retention payments and other exit costs. For the three months ended April 1, 2006, the Company incurred an additional restructuring cost of $265,000 for retention payments. Below is a summary of the activities related to restructuring costs for the three months ended April 1, 2006 (in thousands):

			Total
		Employee	Restructuring
	Facility Costs	Costs	Costs
Accrual balance, December 31, 2005	$1,255	$736	$1,991
Incurred in 2006	—	265	265
Charges utilized	(181)	—	(181)
Sub-lease income received	81	—	81
Adjustments to accrual	(3)	45	42

Accrual balance, April 1, 2006	$1,152	$1,046	$2,198

Note 7 — Comprehensive Loss
     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. The Company’s “other comprehensive loss” consists of foreign currency translation adjustments. The comprehensive loss equals to the net loss for the three months ended April 1, 2006 and April 2, 2005 as there were no foreign currency translation adjustments and no significant tax effect on the components of other comprehensive loss for such periods.
Note 8 — Inventories
     Inventories are as follows (in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$285	$223
Work-in-process	9,579	10,297
Finished goods	3,392	2,880

Total	$13,256	$13,400

Note 9 — Accrued Expenses
     Accrued expenses are as follows (in thousands):

	April 1, 2006	December 31, 2005
Accrued compensation and benefits	$2,969	$2,959
Accrued audit fees	1,793	2,607
Accrued commissions	373	309
Accrued royalties	312	185
Accrued legal fees	197	365
Other	704	857

Total	$6,348	$7,282

Note 10 — Borrowing Arrangements
     On July 21, 2005, Sipex entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank, which has expired on July 20, 2006 (See Note 15 for amendments including extension of expiration through September 30, 2006). The Agreement, as amended, provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $500,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bore an interest rate equal to the bank’s prime rate plus two percent (2.00%) as of April 1, 2006. Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006 (See Note 12). On March 9, 2006, Sipex entered into a sale and leaseback transaction with Mission West Properties, L.P. for its headquarters facility, located at 233 South Hillview Drive in Milpitas, California. Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5,000,000 line of credit with Silicon Valley Bank. In respect to financial covenants, the Agreement requires the Company to maintain a minimum liquidity ratio for each month ended not less than 1.50:1.00 which is calculated as the sum of (i) unrestricted cash and cash equivalents and consolidated accounts divided by (ii) the outstanding borrowings from the bank. In addition, Sipex was required to maintain a minimum amount of tangible net worth (as defined in the Agreement). As of April 1, 2006, the unused portion of the line of credit was $3,735,000. The Company violated the tangible net worth covenant at April 1, 2006. The violation was subsequently waived by Silicon Valley Bank on August 1, 2006.
     On January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which Sipex issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future (See Note 5). The note was secured by a deed of trust on the Company’s headquarters property located in Milpitas, California. Accrued interest on the Note was convertible into Sipex’s common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note could require repayment of the note in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and payable at maturity. The note was subsequently paid off in cash in March 2006.
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

     The following table summarizes the activities in the warranty reserve for the three months ended April 1, 2006 and April 2, 2005 (in thousands):

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Beginning accrued warranty	$87	$228
Warranty claims	(2)	(16)
Accruals for the period	(35)	(45)

Ending accrued warranty	$50	$167

Note 12 —Lease Financing Obligation
     On March 9, 2006, the Company entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of the Company’s headquarters facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”), to Mission West Properties L.P. for a price of $13.4 million in cash. The Company incurred commission and selling costs of $822,000 related to this transaction. The Hillview facility primarily consists of two buildings with approximately 95,690 total square feet (which includes 20,000 square feet of Class 10 clean room), approximately 293 on-site surface parking spaces, and the underlying land with improvements and all fixtures attached thereto. Simultaneously, the Company entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties L.P. The lease term is 60 months with average lease payments of approximately $1.4 million per year. Further, the Company will have an option to extend the lease for an additional five years when the current term expires.
     The Company provided a security deposit of $1.3 million in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5.0 million revolving line of credit with Silicon Valley Bank. The security deposit is held as security for the faithful performance by Sipex for all of the terms, covenants, and conditions prescribed under the lease agreement. Accordingly, the Company has accounted for this sale and leaseback transaction as a financing transaction shown on the condensed consolidated balance sheet as “lease financing obligation.” With the initial obligation recorded at $12.6 million which represents net proceeds from the sale of the Hillview facility, no gain or loss was recorded upon the sale. The effective interest rate for the lease financing obligation is 9.3% which approximates the Company’s estimated borrowing rate. Depreciation for the Hillview facility is recorded over the straight-line method for the remaining useful life.
     Future minimum lease payments for the lease financing obligation as of April 1, 2006 are as follows (in thousands):
     Fiscal year ending December

2006 (remaining 9 months)	$985
2007	1,329
2008	1,368
2009	1,408
2010	1,449
Thereafter	11,454

Total minimum lease payments	17,993
Less: amount representing interest	5,528

Present value of minimum lease payments	12,465
Less: current portion of lease financing obligation	151

Long-term lease financing obligation	$12,314

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
     The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Interface	$10,651	$9,925
Power Management	4,586	4,701
Optical Storage	2,611	5,101
Other*	6	—

Total net sales	$17,854	$19,727

*	Includes Legacy and other discontinued products.
     Although Sipex has operations in Malaysia, China, Taiwan, Japan, Germany, Belgium and Canada, substantially all of the Company’s long-lived assets reside in the United States.
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended
	April 1, 2006	April 2, 2005
United States	$3,841	$3,862
United Kingdom	3,264	2,904
Japan	2,881	5,578
China	2,867	1,522
Singapore	2,609	2,039
Taiwan	1,111	2,030
Asia, other than Japan, China, Taiwan, & Singapore	711	344
Rest of the world	570	1,448

Total net sales	$17,854	$19,727

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales		% of Total Gross
	For the Three Months Ended		Accounts Receivable
	April 1, 2006	April 2, 2005	April 1, 2006	December 31, 2005
Future, a related party	48%	40%	35%	44%
Microtek, Inc.	*	23%	*	*
Komatsu	12%	*	12%	*

*	Less than 10%

Note 14 — Commitments and Contingencies
     Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under an obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of April 1, 2006, the minimum purchase commitment with PolarFab was approximately $2.6 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of April 1, 2006, restricted cash consisted of $1.0 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement which is included in the condensed consolidated balance sheet. The agreement expires on January 1, 2008.
     On December 20, 2005, Sipex entered into an agreement to use a fast simulator software tool for improvement of its product development. A commitment of future payments including maintenance support fees totaled $467,000 to be paid over the next three years. The agreement expires on December 19, 2008.
     On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction is related to closing the Company’s wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using the Company’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight (8) of the Company’s processes and related product manufacturing to Silan. Once Sipex confirms to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to the Company’s specifications, Silan shall commence commercial manufacturing for the Company. Subject to the Company’s option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating Sipex to purchase from Silan an average of at least one thousand (1,000) equivalent wafers per week, calculated on a quarterly basis, for two years. As of April 1, 2006, Silan has not conformed to the Company’s specifications relating to the process qualification wafers and product qualification wafers.
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
     Government Investigation
     On February 18, 2005, Sipex announced that the Securities and Exchange Commission (the “SEC”) had commenced a formal investigation into the same matters as those that were the subject of the Company’s previously announced internal investigation into the Company’s financial and transactional records with regard to revenue recognition for the years ended December 31, 2003 and January 1, 2005. On September 20, 2006, the Company received a notification from the staff of the SEC that the investigation has been terminated, and no enforcement has been recommended to the SEC with respect to the Company.
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
Note 15 — Subsequent Events
     On May 18, 2006, Sipex issued $30.0 million of 5.5% Convertible Senior Notes due 2026 (“2006 Notes”) in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being sold in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. The Company intends to use the net proceeds from the private placement for general corporate purposes.
     The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. Sipex may pay interest in cash or, solely at its option, in shares of its common stock. However, Sipex may only make interest payments in shares of its common stock if certain conditions in the Indenture are met, including, among other things, that a registration statement related to shares issuable under the terms of the 2006 Notes and related warrants as noted below has been declared effective and is available for the resale of any such interest shares, or other exemption from federal securities laws is available for the resale of such interest shares, and that Sipex’s common stock is listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange. In addition, common stock used to pay any such interest will be valued at ninety percent (90%) of the market price of the common stock as of two days prior to the date of payment of such interest.
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
     Upon a change of control or a termination of trading that occurs after such time as Sipex’s common stock has been listed for trading on the Nasdaq Global Market, the New York Stock Exchange or other national automated quotation system or securities exchange, the holders of the 2006 Notes may require Sipex to repurchase the 2006 Notes in cash at a price equal to 100% of the principal amount of the 2006 Notes plus accrued and unpaid interest, if any, to, but excluding the applicable repurchase date.
     The 2006 Notes contains certain covenants applicable to Sipex, including a covenant restricting the amount of indebtedness that Sipex can incur that is senior or pari passu with the 2006 Notes to an aggregate principal amount of $7.5 million, unless such restriction is waived by holders of over 66 2/3% of the principal amount of the 2006 Notes then outstanding.
     In conjunction with the issuance of the 2006 Notes, the Company issued warrants to purchase an aggregate of 1,679,104 shares of its common stock to the accredited investors. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $3.216 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex.
     At any time after May 18, 2009, Sipex may terminate the warrants if the closing price of its common stock exceeds 200% of the exercise price for at least 20 trading days during any 30 trading-day period. The warrants will expire 90 days after the mailing date of the notice of termination. Any unexercised warrants with exercise prices below the then current fair market value as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. Each of the warrants will expire at 5:00 p.m., New York City time, on May 18, 2011, unless earlier terminated as described above.
     As Sipex was not current in its SEC filings by August 15, 2006, Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 through the date that the Company’s filings become current. In addition, if Sipex’s common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that its common stock becomes listed for trading on one of the national exchanges.
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
     The 2006 Notes were initially recorded during the second quarter of 2006 at $25.4 million representing their face values of $30.0 million, less estimated fair values of the freestanding warrants ($1.6 million), beneficial conversion feature of the 2006 Notes ($1.6 million), derivatives liability relating to the additional interest expense and registration delay penalties ($134,000), and debt issuance costs ($1.2 million). The difference between the initial recorded value and the face value of the 2006 Notes is being amortized to interest expense using the effective interest method through May 2011. The effective interest rate is 9.5% which approximates the Company’s estimated borrowing rate.

     The estimated fair value of the warrants of $1.6 million is accounted for as a freestanding warrant. The Company also recorded the $1.6 million estimated value of the beneficial conversion feature of the 2006 Notes. The Company applied the guidance from Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” in accounting for the 2006 Notes, the accompanying warrants and the value of the beneficial conversion feature. The $134,000 derivative liability for interest and penalties recorded represents the estimate fair value of such obligation as of the date of issuance of the 2006 Notes relating to additional interest and penalties to be incurred in the event certain regulatory filings are not made in a timely manner and in the event of non-timely listing of the stock on an exchange. The fair value of the freestanding warrants and the estimated value of the beneficial conversion feature were recorded to increase the additional paid-in capital while the estimated fair value of the interest and penalties was recorded as a derivative liability.
     The issuance costs totaled $1.3 million of which $1.2 million related to debt issuance costs and $71,000 related to warrant issuance costs. The $1.2 million, which includes placement agent fees of $900,000 on the $15.0 million of the 2006 Notes not sold to Future, will be amortized as part of interest expense over a 5-year period. The Company reduced additional paid-in-capital by $71,000 related to warrant issuance costs.
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

Available Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are also available on our website at www.sipex.com/investor when such reports are available on the website of the Securities and Exchange Commission, or the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the Uniform Resource Locators (URLs) for these websites are intended to be inactive textual references only.
Overview
     In conjunction with our previously announced internal investigation and restatement (as described in our annual report on Form 10-K for the year ended December 31, 2005), we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we did not timely file the annual report on Form 10-K for the year ended January 1, 2005 and quarterly report on Form 10-Q for the three months ended April 2, 2005. On June 21, 2005, a Nasdaq Listing Qualifications Panel, or the Panel, notified us that the Panel had denied our request for continued inclusion on the Nasdaq Global Market. Our common stock was delisted from the Nasdaq Global Market effective with the beginning of trading on June 23, 2005.
     During the first quarter of 2006, two significant transactions were completed. First, in February, we completed and signed definitive agreements with Hangzhou Silan Integrated Circuit Co., Ltd., or Silan, in Hangzhou, China to transfer the IC manufacturing processes from our Milpitas wafer fabrication facility to Silan’s facilities. This transfer is expected to be substantially completed by the end of September 2006. Silan, along with a wafer fab operated by Episil Technologies, Inc. in Taiwan, will bring us to our new fabless manufacturing model, where we expect to achieve significant cost savings. However, there can be no assurance that the expected savings will be realized. Second, in March, we sold our headquarters facility in Milpitas, California, for net proceeds of $12.6 million in cash. Simultaneously, we entered into a lease back agreement for the facility. The lease term is 60 months with average lease payments of approximately $1.4 million per year. In addition, we provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit under our $5.0 million line of credit with Silicon Valley Bank. The sale and leaseback arrangement has been accounted for as a financing obligation as a result of our continuing involvement in the arrangement. A portion of the proceeds from the sale of the facility was used to pay off and terminate the $7.0 million private loan with an affiliate of Future Electronics Inc., or Future, entered into in January 2006.
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

     Capacity utilization of our wafer fabrication facility in Milpitas, California was historically an important factor in driving gross margin improvement. In the past, a large portion of our fabrication cost structure was fixed, such as depreciation and payroll expense for process engineering and manufacturing support, and this structure provided for lower per unit costs as the volume of completed wafers increased. In the third quarter of 2005, we decided to outsource all of our wafer fabrication operations and to begin shutting down the Milpitas, California facility. We expect this transition to be substantially completed by the end of the third quarter of 2006. We believe that this transition will improve the margins of our interface products and certain of our commodity market power management products which we historically manufactured at the Milpitas facility; however, because of this transition away from the fixed cost structure, we will not recognize the same decrease in per unit manufacturing costs as production volumes increase.
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
Results of Operations
     The table below presents the statements of operations for the three months ended April 1, 2006 and April 2, 2005, as a percentage of net sales:

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%
Cost of sales	101.1	72.7

Gross profit (loss)	(1.1)	27.3
Operating expenses:
Research and development	30.8	19.5
Marketing and selling	20.5	13.1
General and administrative	22.5	20.7
Restructuring	1.7	0.1

Total operating expenses	75.5	53.4

Loss from operations	(76.6)	(26.1)
Other income (expense), net	(0.5)	0.6

Loss before income taxes	(77.1)%	(25.5)%

Net Sales
     Net sales for the first quarter of 2006 were $17.9 million, a decrease of 9.5% from our sales of $19.7 million for the same period in 2005. The decrease was primarily due to lower sales of optical storage products, partly offset by an increase in the sales of interface products. Sales of optical storage products during the first quarter of 2006 decreased by $2.5 million, or 49% from the prior year’s quarter mainly as a result of the winding down of programs at a key customer in Japan.
     Geographically, sales of products in Japan decreased by 48% to $2.9 million in the first quarter of 2006 compared to $5.6 million in the year ago period. This decrease was primarily driven by lower demand for optical storage products. Net sales in China and Singapore increased as a result of higher sales of interface and power management products in these geographies. These increases were partially offset by a decline in net sales in Taiwan.

Gross Profit (Loss)
     Our gross loss was (1%) of net sales, or ($0.2) million in the first quarter of 2006 compared to a gross profit of 27% of net sales or $5.4 million during the first quarter of 2005. The decrease was primarily attributable to recording $4.5 million of increased depreciation during the first quarter of 2006 related to the Milpitas, California facility after the determination in November 2005 that the facility had a shorter economic useful life to Sipex. The remaining decrease was attributable to the decline in product revenues, principally optical storage, and the related gross profit. In addition, during the first quarter of 2006, inventories with an original cost of $0.4 million, which had been previously written down to zero, were sold.
Research and Development
     Research and development expenses were $5.5 million and $3.9 million for the first quarter of 2006 and 2005, respectively. The increase resulted primarily from an increase in depreciation expense of $1.1 million as a result of increased depreciation related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex and higher stock-based compensation expense. As a percentage of net sales, research and development expenses increased to 30.8% for the first quarter of 2006 as compared to 19.5% for the same quarter in 2005. This percentage increase was primarily attributable to the increase in depreciation expense and stock-based compensation expense combined with the decline is net sales year over year.
Marketing and Selling
     Marketing and selling expenses were $3.7 million and $2.6 million for the first quarter of 2006 and 2005, respectively. The increase was primarily attributable to higher salaries driven by additional sales and marketing personnel compared to the corresponding period of 2005, increased depreciation expense of $0.3 million related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex, higher stock-based compensation expense and higher sales commissions. As a percentage of net sales, marketing and sales were higher in the first quarter of 2006 compared to the corresponding period of 2005, or 20.5% and 13.1%, respectively. These percentages were primarily driven by the aforementioned higher depreciation and stock-based compensation expense combined with the decline in net sales year over year.
General and Administrative
     General and administrative expenses were $4.0 million and $4.1 million for the first quarter of 2006 and 2005, respectively. General and administrative expenses were essentially flat from the prior year as higher salaries, driven by additional finance personnel compared to the corresponding period of 2005, increased depreciation expense of $0.7 million related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex and higher stock-based compensation expense was offset by lower legal and forensic accounting fees related to the internal investigation that led to the restatement of the Company’s prior years’ financial statements. As a percentage of sales, general and administrative expense increased from 20.7% in the first quarter of 2005 to 22.5% in the first quarter of 2006 driven principally by the decline in net sales year over year.
Restructuring
     Restructuring costs were $307,000 and $12,000 for the first quarter of 2006 and 2005, respectively. The increase was primarily attributable to personnel retention costs incurred for the closure of the wafer fabrication facility located in Milpitas, California. The restructuring accrual balance as of April 1, 2006 of $2.2 million included $1.0 million of facility lease costs for Billerica to be paid out over the next two years. The remaining balance included severance and retention payments as well as other exit costs to be paid out in the next three quarters.
Other Income (expense), Net
     Other income (expense), net, was ($92,000) and $120,000 in the first quarter of 2006 and 2005, respectively. The net change was primarily attributable to interest expense related to the $7.0 million borrowing from the affiliates of Future in January 2006 which was repaid in March 2006, the $3.0 million bank borrowing against our revolving line of credit which was paid off in January 2006, and the $12.6 million lease financing obligation.

Income Tax Expense
     Income tax expense consisted principally of accruals for income taxes relating to our international locations. The amounts totaled $32,000 and $12,000 during the first quarter of 2006 and 2005, respectively.
Liquidity and Capital Resources
     As of April 1, 2006, we had available funds of $6.6 million consisting of cash and cash equivalents as compared to $2.0 million at December 31, 2005.
     Net cash used in operations was $4.7 million for the three months ended April 1, 2006. The cash used in operations resulted primarily from the $13.8 million net loss partially offset by $9.0 million of non-cash expenses and $0.1 million of combined changes in assets and liabilities. The principal non-cash expenses included: 1) $7.5 million of depreciation, of which $6.7 million was attributable to increased depreciation related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to us, 2) $0.9 million of stock-based compensation expense, and 3) $0.3 million of restructuring charges related to severance and retention payments and other exit costs associated with our decision to close down the Milpitas wafer fabrication facility. The cash provided from the change in assets and liabilities of $0.1 million primarily resulted from a $1.5 million increase in accounts receivable on lower net sales offset by a $2.5 million increase in accounts payable when inventories were essentially flat. Net cash used in operations was $6.6 million for the three months ended April 2, 2005, resulting primarily from the $5.0 million net loss, which was partially offset by $2.6 million non-cash expenses that were included in net loss. The cash used in the change in assets and liabilities of $4.2 million was primarily driven by a $2.7 million reduction in accounts payable along with a $1.9 million increase in inventories.
     Net cash used in investing activities was $122,000 relating to purchases of fixed assets for the three months ended April 1, 2006. In addition to these cash payments for purchases of property, plant and equipment, we also acquired $152,000 of property, plant and equipment during the first quarter of 2006 for which cash payments had not yet been made as of April 1, 2006. Net cash used in investing activities was $0.5 million for the three months ended April 2, 2005, driven primarily by $0.6 million for purchases of short-term investment securities, and by $0.2 million for purchases of property, plant and equipment, and partially offset by proceeds of $0.2 million from maturity of short-term investment securities.
     Net cash provided by financing activities for the three months ended April 1, 2006 was $9.5 million. On March 9, 2006, the Company entered into a sale and leaseback transaction for the Hillview facility for a sale price of $13.4 million in cash. The broker’s fees and related selling expenses totaled approximately $0.8 million. The Company used a portion of these funds to pay off and terminate the $7.0 million private loan and related interest, entered into on January 19, 2006, pursuant to a Securities Purchase Agreement in which it issued a 9% Secured Note With Convertible Interest Due January 19, 2008 to Rodfre Holdings LLC, or Rodfre, an affiliate of Alonim Investments Inc. A portion of the $7.0 million loan was used to pay off the short-term borrowing of $3.0 million under a revolving line of credit with Silicon Valley Bank. Net cash provided by financing activities for the three months ended April 2, 2005 was $0.7 million resulting from the issuance of stock under the employee stock plans.
     On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, and August 1, 2006. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. As of April 1, 2006, the unused portion of our line of credit was $3,735,000 and we were in default of certain covenants under the related agreement. The default was subsequently waived by Silicon Valley Bank on August 1, 2006. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate equal to Silicon Valley Bank’s prime rate. The agreement matures on September 30, 2006 at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The agreement requires us to comply with a minimum liquidity ratio. It also required us to retain a minimum tangible net worth. However, the latest amendment dated August 1, 2006, has modified the agreement to delete the requirement for a minimum tangible net worth and waive our non-compliance with the financial covenant on tangible net worth for the periods ended April 1, 2006 and July 1, 2006. The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0 % and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement.

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
     On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of Sipex’s Hillview facility to Mission West Properties L.P. for a price of $13.4 million in cash (net proceeds of $12.6 million). We used the proceeds from the sale of our Hillview facility to pay off and terminate the $7.0 million loan with Future. The remaining balance of $6.4 million from the sale of the property will be used for operating activities.
     Simultaneously with the sale of the Hillview property, we entered into a Standard Form Lease agreement to lease back the facility from Mission West Properties L.P. The lease term is 60 months. In addition, we have provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under our line of credit with Silicon Valley Bank. The security deposit is held as security for our faithful performance of the terms, covenants, and conditions prescribed under the lease agreement.
     On May 16, 2006 we placed $30.0 million of 5.5% Convertible Senior Notes due 2026, or the 2006 Notes, in a private placement. The 2006 Notes bear interest of 5.5% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2006, and mature on May 16, 2026. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $2.68 per share. If fully converted, the principal amount of the 2006 Notes would convert into approximately 11,194,030 shares of our common stock. At any time following the effectiveness of a registration statement related to the resale of the common stock issuable upon the conversion of the 2006 Notes, we may, subject to certain conditions, elect to automatically convert the 2006 Notes into common stock if the average price of our common stock exceeds 150% of the conversion price for at least 20 trading days during any consecutive 30 trading-day period, ending within 5 days of the notice of automatic conversion. We have the right to redeem the 2006 Notes at par plus accrued interest at anytime after May 15, 2009 and the purchasers have the right to require us to repurchase the 2006 Notes at par plus accrued interest on May 15 in 2011, 2016 and 2021.
     The 2006 Notes provide that since we were not current in our SEC filings by August 15, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 through the date that our filings become current. In addition, if our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that our common stock becomes listed for trading on one of the national exchanges. Likewise, the Registration Rights Agreement entered into in connection with the 2006 Notes provides that since we have not filed a registration statement for the shares of our common stock issuable upon conversion of the 2006 Notes or exercise of the warrants issued in connection with the 2006 Notes as of August 15, 2006, we will pay additional payments to the noteholders equal to a per annum rate of 0.8% times the principal amount of the Notes for the period beginning on August 16, 2006 through the date that the registration statement is filed; provided, however, that we may face increased payments if the filing of the registration statement is delayed by over 60 days, or if the registration statement is not declared effective by December 31, 2006.
     A more detailed description of the terms of the 2006 Notes is presented in Note 15 to our condensed consolidated financial statements included in this 10-Q filing and in our Form 8-K filing with the SEC on May 22, 2006.
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
     We believe that the following accounting policies are “critical” as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the consolidated financial statements, which are included in our annual report on Form 10-K for the year ended December 31, 2005.
     We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:
1.	revenue recognition;

2.	valuation of receivables and inventories;

3.	restructuring and fixed asset impairment; and,

4.	income taxes.
     There have been no significant changes to these policies from the disclosures noted in our annual report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     Please refer to Note 2 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.
Contractual Obligations and Commitments
     Our contractual obligations and commitments at December 31, 2005 totaled $7.3 million. Our contractual obligations and commitments at April 1, 2006 are as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Long-term lease financing obligation (1)	$6,770	$1,301	$2,716	$2,753	$—
Restructuring liability (2)	1,128	614	514	—	—
Operating leases (3)	1,938	555	535	320	528
Purchase commitment — PolarFab	2,581	2,581	—	—	—
Purchase commitment — Cadence Design	1,653	856	797	—	—
Other (4)	116	116	—	—	—

Total	$14,186	$6,023	$4,562	$3,073	$528

(1)	Lease payments (excluding $11.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term) due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement signed with Mission West Properties L.P. on March 9, 2006.

(2)	Represents estimated lease payments with related costs for the unused and subleased portions of our Billerica, MA facility.

(3)	Includes lease payments related to the used portion of our Billerica, MA facility.

(4)	Includes licensing, R&D contract and testing services with various vendors.
     As of April 1, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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
Interest Rate Risk
     Our financial investments consist primarily of commercial papers and money market funds. We believe such investments have no material exposure to interest rate risk.
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
     We had no investment in short-term securities at April 1, 2006.
     In 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank which provides us with a line of credit up to $5,000,000 and charges interest at the prime rate. However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses.
     On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of our Hillview facility to Mission West Properties L.P. for a price of $13.4 million in cash. Simultaneously, we entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties L.P. We provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P.; accordingly, we have accounted for this sale and leaseback transaction as a financing transaction shown on the condensed consolidated balance sheet as “lease financing obligation.” An effective interest rate of 9.3%, which approximates our estimated borrowing rate, is used to record the interest expense over the lease term of 60 months with average lease payments of approximately $1.4 million per year. Since the interest rate of this transaction was fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
     On May 16, 2006 we placed $30.0 million of 5.5% Convertible Senior Notes due 2026. Although the rate may be increased if we do not meet certain conditions, the 2006 Notes provide for a fixed interest rate. A more detailed description of the terms of our 2006 Notes is provided in our annual report on Form 10-K for the year ended December 31, 2005 and in our Form 8-K filed with the SEC on May 22, 2006. Because the interest rates of the 2006 Notes were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
     Since we were not current in our SEC filings by August 15, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 through the date that our filings become current. In addition, if our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that our common stock becomes listed for trading on one of the national exchanges.

Foreign Currency Exchange Risk
     The majority of our sales, expenses, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the first quarter ended April 1, 2006 and April 2, 2005.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of April 1, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended January 1, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of April 1, 2006 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.
     The material weaknesses in our internal control over financial reporting as of January 1, 2005 identified by our management related to the design and operation of controls in the following areas: (i) entity level controls, (ii) revenue accounting, and (iii) financial closing process — use of estimates.
Changes in Internal Control over Financial Reporting
     Our management has committed considerable resources to the design, implementation, documentation and testing of our internal controls. Our management believes that these efforts have or are reasonably likely to have, once implemented, a material effect on our internal control over financial reporting.
     During the first quarter of fiscal 2006, there were no material changes in our internal controls over financial reporting.
     During the second fiscal quarter of 2006, our management took the following steps to address the material weaknesses that existed as of January 1, 2005:
•	We conducted a formal review of the foreign locations in which we are doing business and evaluated the appropriate and necessary legal and tax structure for these foreign locations and then implemented such structure and the related internal controls to ensure compliance with local laws and regulations.
     Our management is dedicated to improving our internal controls over financial reporting and intends to continue monitoring and upgrading our internal controls as necessary or appropriate for our business.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information included in Note 14 of Notes to condensed consolidated financial statements under the caption “Pending Litigations” in Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2005.
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

SIPEX CORPORATION

DATE: September 20, 2006	/s/ Clyde R. Wallin Clyde R. Wallin
Chief Financial Officer and Senior Vice President of Finance
(Duly Authorized Officer & Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Title

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002