Form 10-Q
period 2006-07-01
SIPEX CORP
filed 2006-09-21
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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

SIPEX CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 1, 2006

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,766	$1,969
Restricted cash	715	500
Short-term investment securities	3,944	—
Accounts receivable, less allowances of $452 and $820, respectively	6,653	3,735
Accounts receivable, related party, less allowances of $704 and $529, respectively (Note 5)	2,821	3,011
Inventories	13,414	13,400
Prepaid expenses and other current assets	2,564	1,300

Total current assets	52,877	23,915
Property, plant and equipment, net	20,303	25,803
Restricted cash — noncurrent	388	500
Other assets	193	224

Total assets	$73,761	$50,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$—	$3,000
Current portion of lease financing obligation	164	—
Accounts payable	12,485	7,394
Accrued expenses	5,467	7,282
Accrued restructuring costs	1,775	1,407
Deferred income, related party	6,280	5,707
Deferred income, other	2,505	2,510

Total current liabilities	28,676	27,300

Long-term accrued restructuring costs	325	584
Long-term lease financing obligation	12,253	—
Convertible senior notes	25,447	—
Other long-term liabilities	64	37

Total liabilities	66,765	27,921

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 35,550 shares issued and outstanding at July 1, 2006 and December 31, 2005	355	355
Additional paid-in capital	229,158	224,026
Accumulated deficit	(222,498)	(201,841)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	6,996	22,521

Total liabilities and stockholders’ equity	$73,761	$50,442

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$11,558	$10,567	$20,861	$22,374
Net sales, related party (Note 5)	9,455	7,765	18,006	15,685

Total net sales	21,013	18,332	38,867	38,059

Cost of sales	9,781	8,966	19,959	18,312
Cost of sales, related party	7,366	6,121	15,237	11,125

Total cost of sales	17,147	15,087	35,196	29,437

Gross profit	3,866	3,245	3,671	8,622

Operating expenses:
Research and development	3,883	4,267	9,379	8,119
Marketing and selling	3,765	2,720	7,421	5,297
General and administrative	2,743	3,138	6,764	7,224
Restructuring	(22)	47	285	59
Impairment of fixed assets	—	9,377	—	9,377

Total operating expenses	10,369	19,549	23,849	30,076

Loss from operations	(6,503)	(16,304)	(20,178)	(21,454)

Other income (expense):
Interest income	221	61	270	146
Interest expense	(582)	(5)	(765)	(17)
Other income, net	59	47	101	94

Total other income (expense), net	(302)	103	(394)	223

Loss before income tax expense	(6,805)	(16,201)	(20,572)	(21,231)
Income tax expense	53	10	85	22

Net loss	$(6,858)	$(16,211)	$(20,657)	$(21,253)

Net loss per common share — basic and diluted	$(0.19)	$(0.46)	$(0.58)	$(0.60)

Weighted average common shares outstanding — basic and diluted	35,550	35,550	35,550	35,538
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	July 1, 2006	July 2, 2005
Operating activities:
Net loss	$(20,657)	$(21,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,729	4
Depreciation and amortization	8,145	2,856
Provision for inventories	1,217	2,979
Provision for restructuring charges	285	59
Impairment of fixed assets	—	9,377
Loss on disposal of fixed assets	9	—
Amortization of discount and issuance costs on convertible notes payable	93	—
Provision for uncollectible receivables and sales returns and allowances	246	829
Consulting services provided by related party	5	17
Changes in assets and liabilities:
Accounts receivable	(2,974)	28
Inventories	(1,040)	(3,424)
Prepaid expenses and other current assets	(1,264)	(286)
Other assets	31	269
Accounts payable	2,989	(2,693)
Accrued expenses	(1,949)	396
Accrued restructuring costs	(176)	(308)
Deferred income	568	296
Other long-term liabilities	27	27

Net cash used in operating activities	(12,716)	(10,827)

Investing activities:
Proceeds from maturity of short-term investment securities	—	850
Purchase of short-term investment securities	(3,944)	(601)
Restricted cash — increase	(103)	—
Purchase of property, plant and equipment	(842)	(260)

Net cash used in investing activities	(4,889)	(11)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	—	683
Proceeds from borrowing — related party	7,000	—
Repayment of borrowing — related party	(7,000)	—
Repayment of short-term borrowing	(3,000)	—
Net proceeds from long-term lease financing obligation	12,578	—
Repayment of long-term lease financing obligation	(161)	—
Proceeds from issuance of convertible senior notes and warrants	30,000	—
Debt issuance costs	(1,015)	—

Net cash provided by financing activities	38,402	683

Increase (decrease) in cash and cash equivalents	20,797	(10,155)
Cash and cash equivalents at beginning of period	1,969	15,523

Cash and cash equivalents at end of period	$22,766	$5,368

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$14	$29

Interest	$466	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$1,900	$154

Debt issuance costs not paid at the end of period	$290	$—

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
     Sipex’s fiscal year includes 52 or 53 weeks which ends on the Saturday closest to December 31. The six months ended July 1, 2006 included 182 days and the second quarter of fiscal year 2006 covered 91 days from April 2, 2006 to July 1, 2006. The six months ended July 2, 2005 included 182 days and the second quarter of fiscal year 2005 covered 91 days from April 3, 2005 to July 2, 2005.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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
     Short-term Investments
     Short-term investments of the Company primarily consist of commercial papers and money market funds with original maturities greater than 90 days and less than one year. Such investments are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (“FASB”). Pursuant to the provisions of SFAS No. 115, the Company has classified its short-term investments as “held to maturity” which represent investments that the Company intends to hold to maturity and are recorded at amortized cost. As of July 1, 2006, short-term investments consisted of commercial papers totaling $3.9 million.
     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their expected useful lives. In November 2005, based on a previous decision to close the Company’s wafer fabrication operation located at its Milpitas, California headquarters facility, the Company decided to sell this facility. As a result of the decision, the Company reduced the remaining estimated depreciation life for its headquarters building and related improvements from 25 years to approximately four months (See Note 12 regarding the lease financing obligation for Sipex’s headquarters facility). This change resulted in an increase in depreciation expense of $6.7 million (including $4.5 million included in cost of sales) recorded for the first three and six months of 2006.

Note 2 — Recent Accounting Pronouncements
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

     Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes : (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, compensation cost to be recognized under SFAS No. 123R considers an estimate of options which will be forfeited.
     Sipex currently maintains six option plans. They are the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, the 1997 Stock Option Plan, the 1999 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Nonstatutory Stock Option Plan under which 1.2 million, 300,000, 1.2 million, 1.2 million, 1.0 million and 2.0 million shares were reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and the 2000 Non-qualified Stock Option Plan to 551,942, 82,000 and 671,990, respectively. In addition to the six stock option plans, as of July 1, 2006, approximately 3,788,000 shares of Sipex’s common stock have been reserved for issuance pursuant to options which have been granted to employees outside of the option plans. These stock options are subject to the similar terms as those under the six stock option plans. Approximately 7,151,000 stock options were outstanding as of July 1, 2006 for all plans.
     As the Company was not current with its filing with the SEC, employees who terminated from the Company during this period had been unable to exercise their stock options during the contractual 90 days of post-termination exercise period. The Company made a decision effective February 1, 2006 to extend the post-termination exercise period for former employees with approximately 50,000 and 176,000 vested stock options for the three and six months ended July 1, 2006, respectively, until the earlier of 1) such date that is ninety (90) days after the date that the former employees are able to freely exercise the options pursuant to a registration statement on Form S-8 filed by the Company or 2) December 31, 2006. As a result, the Company recorded stock-based compensation relating to such extension totaling $7,000 and $24,000 for the three and six months ended July 1, 2006, respectively.
     A summary of the Company’s stock option plan activities for the six months ended July 1, 2006 is as follows:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2005	6,517	$2.87
Granted	860	$2.45
Exercised	—
Forfeited or expired	(226)	$2.79

Outstanding at July 1, 2006	7,151	$2.82	7.92	$6,807

Vested and expected to vest at July 1, 2006	6,583	$2.86	7.83	$6,270
Exercisable at July 1, 2006	3,194	$3.36	6.82	$3,066

     Accounting for Stock-Based Compensation – Under SFAS No. 123R, stock-based compensation expenses for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes single option pricing model to determine the fair value for stock option grants. The weighted average fair value (computed using the Black-Scholes single option pricing model) of options granted during the three and six months ended July 1, 2006 was $2.48 and $1.90 per share, respectively. There were no exercises of stock options during the three and six months ended on July 1, 2006. The fair value of stock option grants issued is recognized as compensation expense on a straight-line basis over the requisite service period, which is the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the condensed consolidated statements of cash flows. In addition, SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in exercise of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

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
     The fair value of the Company’s stock options granted was estimated at the date of grant using the Black-Scholes single option pricing model with the following weighted-averaged assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Expected life of options	6 years	4 years	6 years	4 years
Volatility	89%	88%	91%	82%
Risk-free interest rate	5.0%	3.8%	4.8%	3.8%
Dividend yield	—	—	—	—
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
     The following table shows total employee and non-employee stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended July 1, 2006, pursuant to SFAS No. 123R (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	July 1, 2006	July 1, 2006
Cost of sales	$132	$259
Research and development	311	649
Marketing and selling	235	425
General and administrative	309	587
Amount capitalized as inventory	(191)	(191)

Employee stock-based compensation expense before income tax effect	796	1,729
Less income tax effect	—	—

Employee stock-based compensation expense after income tax effect	$796	$1,729

     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the three and six months ended July 1, 2006 include $781,000 and $1.7 million, respectively, of employee stock-based compensation expense. At July 1, 2006, there was a total of $5.2 million unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards which is expected to be recognized over a weighted-average period of approximately 32 months.
     Pro forma information under SFAS No. 123 for periods prior to the adoption of SFAS No. 123R has not been restated to reflect the effects of implementing SFAS No. 123R. For purposes of this pro forma disclosure, the value of stock options was estimated using the Black-Scholes single option pricing valuation approach with forfeitures recognized as they occur. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s stock option plans and shares issued under the employee stock purchase plan for the three and six months ended July 2, 2005 (in thousands, except per-share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	July 2, 2005	July 2, 2005
Net loss, as reported	$(16,211)	$(21,253)
Add stock-based compensation included in reported net loss	—	—
Less stock-based compensation expense determined under the fair value method for all awards	(1,045)	(2,280)

Pro forma net loss	$(17,256)	$(23,533)

Net loss per share
Basic and diluted — as reported	$(0.46)	$(0.60)
Basic and diluted — pro forma	$(0.49)	$(0.66)
     There were no purchases of common stock made under the Company’s Employee Stock Purchase Plan in the first and second quarters of 2006 and 2005.
Note 4 — Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had a net loss for the three and six months ended July 1, 2006 and July 2, 2005, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.
     Approximately 7,151,000 stock options were outstanding with an average exercise price of $2.82 per share as of July 1, 2006 compared to approximately 5,903,000 stock options with an average exercise price of $5.10 per share at July 2, 2005.
     As of July 1, 2006, the Company’s $30.0 million of convertible notes issued in May 2006 were convertible into approximately 11,194,000 shares, if fully converted, of its common stock at an initial conversion price of $2.68 per share. In conjunction with the issuance of the notes, the Company issued warrants to purchase approximately 1,679,000 shares of its common stock. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $3.216 per share, subject to adjustment upon certain events. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex. In addition, the Company may pay interest in cash or, solely at its option, in shares of its common stock related to the notes. However, Sipex may only make interest payments in shares of its common stock if certain conditions are met (See Note 13).

Note 5 — Related Party Transactions
     Future is a related party as its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of July 1, 2006. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 44% of its total net sales for the year ended December 31, 2005, and 46% and 41% of total net sales for the six months ended July 1, 2006 and July 2, 2005, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the un-reimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions totaling $5,000 for the three and six months ended July 1, 2006. None and $17,000 were recorded for the three and six months ended July 2, 2005, respectively. In addition, during the three and six months ended July 1, 2006, Sipex incurred expenses payable to Future totaling approximately $10,000 for temporary accounting services and used furniture sold to the Company. No such expenses or purchases were incurred with Future during the same period of last year.
     On January 19, 2006, Sipex completed a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex’s common stock. The loan was repaid in March 2006 using the proceeds from the sale of the Company’s Hillview facility (See Note 12). Sipex incurred interest expense totaling $86,000 related to the $7.0 million note with Future during the first quarter of 2006.
     As discussed in Note 13, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes (“2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. Interest expense incurred by Sipex relating to the $15.0 million portion of 2006 Notes sold to Rodfre totaled $140,000 for the three and six months ended July 1, 2006.
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
Note 6 — Restructuring
     The Company has established a restructuring reserve relating to the unused portion of its leased facility in Billerica, Massachusetts. For the three and six months ended July 1, 2006, the Company utilized $377,000 and $558,000, respectively. The restructuring charges utilized during the second quarter of 2006 primarily included $182,000 of lease costs associated with the unused portion of our Billerica facility, and $195,000 of employee costs relating to the planned closure of the Company’s wafer fabrication facility in Milpitas, California. For the three and six months ended July 1, 2006, the Company incurred additional restructuring costs of $256,000 and $521,000 for retention payments, respectively.

     Below is a summary of the activities related to restructuring costs for the six months ended July 1, 2006 (in thousands):

			Total
		Employee	Restructuring
	Facility Costs	Costs	Costs
Accrual balance, December 31, 2005	$1,255	$736	$1,991
Incurred in 2006	—	265	265
Charges utilized	(181)	—	(181)
Sub-lease income received	81	—	81
Adjustments to accrual	(3)	45	42

Accrual balance, April 1, 2006	1,152	1,046	2,198

Incurred in 2006	—	256	256
Charges utilized	(182)	(195)	(377)
Sub-lease income received	301	—	301
Adjustments to accrual	(258)	(20)	(278)

Accrual balance, July 1, 2006	$1,013	$1,087	$2,100

Note 7 — Comprehensive Loss
     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. The Company’s “other comprehensive loss” consists of foreign currency translation adjustments. The comprehensive loss equaled to the net loss for the three and six months ended July 1, 2006 and July 2, 2005 as there were no foreign currency translation adjustments and no significant tax effect on the components of other comprehensive loss for such periods.
Note 8 — Inventories
     Inventories are as follows (in thousands):

	July 1, 2006	December 31, 2005
Raw materials	$489	$223
Work-in-process	9,192	10,297
Finished goods	3,733	2,880

Total	$13,414	$13,400

Note 9 — Accrued Expenses
     Accrued expenses are as follows (in thousands):

	July 1, 2006	December 31, 2005
Accrued compensation and benefits	$2,507	$2,959
Accrued audit fees	1,083	2,607
Accrued royalties	466	185
Accrued commissions	363	309
Accrued income taxes	300	248
Accrued interest	203	8
Accrued legal fees	76	365
Other	469	601

	$5,467	$7,282

Note 10 — Borrowing Arrangements
     On July 21, 2005, Sipex entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank, which has expired on July 20, 2006 (See Note 16 for amendments including extension of expiration through September 30, 2006). The Agreement, as amended, provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $500,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bore an interest rate equal to the bank’s prime rate plus two percent (2.00%) as of July 1, 2006. Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006 (See Note 12). On March 9, 2006, Sipex entered into a sale and leaseback transaction with Mission West Properties, L.P. for its headquarters facility, located at 233 South Hillview Drive in Milpitas, California. Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5,000,000 line of credit with Silicon Valley Bank. In respect to financial covenants, the agreement requires the Company to maintain a minimum liquidity ratio for each month ended not less than 1.50:1.00 which is calculated as the sum of (i) unrestricted cash and cash equivalents and consolidated accounts divided by (ii) the outstanding borrowings from the bank. In addition, Sipex was required to maintain a minimum amount of tangible net worth (as defined in the Agreement). As of July 1, 2006, the unused portion of the line of credit was $3,735,000. The Company violated the tangible net worth covenant at July 1, 2006. The violation was subsequently waived by Silicon Valley Bank on August 1, 2006.
     On January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which Sipex issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future (See Note 5). The note was secured by a deed of trust on the Company’s headquarters property located in Milpitas, California. Accrued interest on the Note was convertible into Sipex’s common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note could require repayment of the note in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and was payable at maturity. The note was subsequently paid off in cash in March 2006.
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
     The following table summarizes the activities in the warranty reserve for the six months ended July 1, 2006 and July 2, 2005 (in thousands):

	For the Six Months Ended
	July 1, 2006	July 2, 2005
Beginning accrued warranty	$87	$228
Warranty claims	(9)	(46)
Accruals for the period	(46)	7

Ending accrued warranty	$32	$189

Note 12 — Lease Financing Obligation
     On March 9, 2006, the Company entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties L.P. The agreement provides for the sale of the Company’s headquarters facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”), to Mission West Properties L.P. for a price of $13.4 million in cash. The Company incurred commission and selling costs of $0.8 million. The Hillview facility primarily consists of two buildings with approximately 95,690 total square feet (which includes 20,000 square feet of Class 10 clean room), approximately 293 on-site surface parking spaces, and the underlying land with improvements and all fixtures attached thereto. Simultaneously, the Company entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties L.P. The lease term is 60 months with average lease payments of approximately $1.4 million per year. Further, the Company will have an option to extend the lease for an additional five years when the current term expires.
     The Company provided a security deposit of $1.3 million in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5.0 million revolving line of credit with Silicon Valley Bank. The security deposit is held as security for the faithful performance by Sipex for all of the terms, covenants, and conditions prescribed under the lease agreement. Accordingly, the Company has accounted for this sale and leaseback transaction as a financing transaction shown on the condensed consolidated balance sheet as “lease financing obligation.” With the initial obligation recorded at $12.6 million which represents net proceeds from the sale of the Hillview facility, no gain or loss was recorded upon the sale. The effective-interest rate for the lease financing obligation is 9.3% which approximates the Company’s estimated borrowing rate at that time. Depreciation for the Hillview facility is recorded over the straight-line method for the remaining useful life.
     Future minimum lease payments for the lease financing obligation as of July 1, 2006 are as follows (in thousands):
     Fiscal year ending December

2006 (remaining 6 months)	$649
2007	1,329
2008	1,368
2009	1,408
2010	1,449
Thereafter	11,454

Total minimum lease payments	17,657
Less: amount representing interest	5,240

Present value of minimum lease payments	12,417
Less: current portion of lease financing obligation	164

Long-term lease financing obligation	$12,253

Note 13 — Convertible Senior Notes
     Terms and Conditions
     On May 18, 2006, Sipex issued $30.0 million of 5.5% Convertible Senior Notes due 2026 (“2006 Notes”) in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being sold in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. The Company intends to use the net proceeds of approximately $29.0 million for general corporate purposes.
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
     The aforementioned additional interest and registration delay payments are collectively referred as the penalties (the “penalties”).
     Valuation of the 2006 Notes, Beneficial Conversion Feature, Warrants and Penalties
     The 2006 Notes were initially recorded during the second quarter of 2006 at $25.4 million representing their face values of $30.0 million, less estimated fair values of the freestanding warrants ($1.6 million), beneficial conversion feature of the 2006 Notes ($1.6 million), derivatives liability relating to the additional interest expense and registration delay penalties ($134,000), and debt issuance costs ($1.2 million). The difference between the initial recorded value and the face value of the 2006 Notes is being amortized to interest expense using the effective interest method through May 2011. The effective interest rate is 9.5% which approximates the Company’s estimated borrowing rate.
     The estimated fair value of the warrants of $1.6 million is accounted for as a freestanding warrant. The Company also recorded the $1.6 million estimated value of the beneficial conversion feature of the 2006 Notes. The Company applied the guidance from Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” in accounting for the 2006 Notes, the accompanying warrants and the value of the beneficial conversion feature. The $134,000 derivative liability for the penalties recorded represents the estimate fair value of such obligation as of the date of issuance of the 2006 Notes relating to the penalties to be incurred in the event certain regulatory filings are not made in a timely manner and in the event of non-timely listing of the stock on an exchange. The fair value of the freestanding warrants and the estimated value of the beneficial conversion feature were recorded to increase the additional paid-in capital while the estimated fair value of the penalties was recorded as a derivative liability.
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
     For the second quarter-end close of 2006, Sipex recorded $20,000 as other income resulting from the downward revaluation of the derivative liability to $114,000 at July 1, 2006. For the three and six months ended July 1, 2006, the Company recorded interest expense of $296,000 under the effective interest method which included $203,000 for interest at 5.5% and $93,000 for amortization of discount and debt issuance costs.
Note 14 — Segment Information and Major Customers
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

     The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Interface	$11,768	$9,295	$22,419	$19,220
Power Management	5,990	4,626	10,576	9,327
Optical Storage	3,185	3,981	5,796	9,082
Other*	70	430	76	430

Total net sales	$21,013	$18,332	$38,867	$38,059

*	Includes Legacy and other discontinued products.
     Although Sipex has operations in Malaysia, China, Taiwan, Japan, South Korea, Germany, Belgium, and Canada, substantially all of the Company’s long-lived assets reside in the United States.
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
United States	$4,253	$3,414	$8,094	$7,276
China	4,022	2,403	6,889	3,925
Singapore	3,830	2,367	6,439	4,406
United Kingdom	3,160	2,766	6,424	5,670
Japan	2,527	4,769	5,408	10,347
Taiwan	953	958	2,064	2,988
Malaysia	940	129	1,423	190
Asia, other than Japan, China,Taiwan, Singapore and Malaysia	525	429	753	712
Rest of the world	803	1,097	1,373	2,545

Total net sales	$21,013	$18,332	$38,867	$38,059

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales				% of Total Gross
	For the Three Months Ended		For the Six Months Ended		Accounts Receivable
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	December 31, 2005
Future, a related party	45%	42%	46%	41%	33%	44%
Microtek, Inc.	*	13%	*	18%	*	*
Komatsu	*	*	10%	*	*	*

*	Less than 10%
Note 15 — Commitments and Contingencies
     Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under an obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of July 1, 2006, the minimum purchase commitment with PolarFab was approximately $3.3 million for the following twelve months.

     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of July 1, 2006, restricted cash consisted of $1.0 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement which is included in the condensed consolidated balance sheet. The agreement expires on January 1, 2008.
     On December 20, 2005, Sipex entered into an agreement to use a fast simulator software tool for improvement of its product development. A commitment of future payments including maintenance support fees totaled $467,000 to be paid over the next three years. The agreement expires on December 19, 2008.
     On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction is related to closing the Company’s wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using the Company’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight (8) of the Company’s processes and related product manufacturing to Silan. Once Sipex confirms to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to the Company’s specifications, Silan shall commence commercial manufacturing for the Company. Subject to the Company’s option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating Sipex to purchase from Silan an average of at least one thousand (1,000) equivalent wafers per week, calculated on a quarterly basis, for two years. As of July 1, 2006, Silan has not conformed to the Company’s specifications relating to the process qualification wafers and product qualification wafers.
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

Note 16 — Subsequent Event
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
Overview
     In conjunction with our previously announced internal investigation and restatement (as described in our annual reports on Forms 10-K for the year ended December 31, 2005), we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we did not timely file the annual report on Form 10-K for the year ended January 1, 2005 and quarterly report on Form 10-Q for the three months ended April 2, 2005. On June 21, 2005, a Nasdaq Listing Qualifications Panel, or the Panel, notified us that the Panel had denied our request for continued inclusion on the Nasdaq Global Market. Our common stock was delisted from the Nasdaq Global Market effective with the beginning of trading on June 23, 2005.

     During the second quarter of 2006, we increased our cash by issuing $30.0 million of 5.5% Convertible Senior Notes, or the 2006 Notes, due 2026 in a private placement. Rodfre Holdings LLC, or Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount sold in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. We intend to use the net proceeds of approximately $29.0 million from this private placement for general corporate purposes. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. A more detailed description of the terms of the 2006 Notes is presented in Note 13 to our condensed consolidated financial statements included in this 10-Q filing and in our Form 8-K filing with the SEC on May 22, 2006.
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

Results of Operations
     The table below presents the statements of operations for the three and six months ended July 1, 2006 and July 2, 2005, as a percentage of net sales:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.6	82.3	90.6	77.3

Gross profit	18.4	17.7	9.4	22.7
Operating expenses:
Research and development	18.5	23.3	24.1	21.4
Marketing and selling	17.9	14.8	19.1	13.9
General and administrative	13.0	17.1	17.4	19.0
Restructuring	(0.1)	0.3	0.7	0.2
Impairment of fixed assets	0.0	51.2	—	24.6

Total operating expenses	49.3	106.7	61.3	79.1

Loss from operations	(30.9)	(89.0)	(51.9)	(56.4)
Other income (expense), net	(1.4)	0.6	(1.0)	0.6

Loss before income taxes	(32.3)%	(88.4)%	(52.9)%	(55.8)%

Net Sales
     Net sales during the quarter ended July 1, 2006 were $21.0 million, an increase of $2.7 million or approximately 15% compared to the same period of 2005. The increase in sales for the three-month period was due primarily to a $2.5 million, or 27%, increase in sales of interface products combined with a $1.4 million, or 29%, increase in sales of power management products, partly offset by a $0.8 million and $0.4 million, or 20% and 84%, decrease in sales of optical storage and legacy products, respectively. For the six months ended July 1, 2006, net sales increased 2% to $38.9 million compared to $38.1 million for the six months ended July 2, 2005. Sales of interface and power management products increased by $3.2 million and $1.2 million, respectively. This increase was mostly offset by a decline in net sales for optical storage products of $3.3 million, or 36%, primarily as a result of the winding down of programs at a key customer in Japan.
     Geographically, the United States experienced a net sales increase of 25% for the second quarter and 11% for the first six months of 2006 compared to the same period in 2005. Our international net sales were 80% and 81% of the total net sales for the second quarter of 2006 and 2005, respectively, and 79% and 81% for the six months ended July 1, 2006 and July 2, 2005, respectively. In dollar terms, the international net sales were $16.8 million and $14.9 million for the second quarter of 2006 and 2005, respectively. For the six months ended July 1, 2006 and July 2, 2005, international sales were both $30.8 million. Net sales in Asia other than Japan increased by 63% and 44% in the second quarter and first six months of 2006, respectively, as compared to the corresponding periods in 2005, primarily as a result of higher sales of power management and interface products in China, Singapore and the rest of Asia. Net sales in Japan declined by 47% for the second quarter and 48% during the first six months of 2006 compared to the same periods of last year. This decline was as a result of the winding down of optical storage programs at a key customer in Japan.
Gross Profit
     Gross profit of $3.9 million in the second quarter of 2006 increased by 19% from $3.2 million, in the corresponding period of 2005. The increase in gross profit dollars for the three months ended July 1, 2006 as compared to the same period of prior year was due primarily to a lower provision for inventory reserves, partly offset by a mix shift to lower margin interface products on higher unit volumes. For the six months ended July 1, 2006, gross profit declined by 57% to $3.7 million compared to $8.6 million for the six months ended July 2, 2005. The decrease was primarily attributable to recording $4.5 million of increased depreciation during the first quarter of 2006 related to the Milpitas, California facility after the determination in November 2005 that the facility had a shorter economic useful life to Sipex, the combined effect of lower unit volumes (primarily optical products), and a mix shift to lower margin interface products, partly offset by a lower provision for inventory reserves. In addition, for the six months ended July 1, 2006, inventories with an original cost of $0.9 million, which had been previously written down to zero, were sold.

Research and Development
     Research and development expenses were $3.9 million and $9.4 million for the second quarter and six months ended July 1, 2006, respectively, compared to $4.3 million and $8.1 million for the second quarter and six months ended July 2, 2005, respectively. The decrease for the three months ended July 1, 2006 as compared to the three months ended July 2, 2005, resulted primarily from a decrease in spending for prototype wafers and new wafer mask sets, and outside engineering design services for new product development programs, partly offset by an increase in stock-based compensation expense. The increase of $1.3 million in research and development expense for the six-month period as compared to the six months ended July 2, 1005 was due primarily to an increase in depreciation expense of $1.1 million recorded in the first fiscal quarter of 2006 related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex and higher stock-based compensation expense partly offset by lower spending in salaries, depreciation, building rent and maintenance expenses.
     As a percentage of net sales, research and development expenses decreased from 23% in the second quarter of 2005 to 19% in the second quarter of 2006, and increased from 21% during the first half of 2005 to 24% during the first half of 2006 for the same reasons as explained above.
Marketing and Selling
     Marketing and selling expenses were $3.8 million and $2.7 million for the second quarter of 2006 and 2005, respectively. The increase was primarily attributable to higher salaries driven by additional sales and marketing personnel compared to the corresponding period of 2005, increased depreciation expense of $0.3 million related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex, higher stock-based compensation expense, increased travel expense and higher sales commissions. For the six-month period, expenses were $2.1 million higher than prior year due primarily to the same reasons as stated for the three-month period.
     As a percentage of net sales, marketing and selling expense were 18% during the second quarter of 2006 compared to 15% during the corresponding period of 2005, and 19% and 14% of net sales during the first six months of 2006 and 2005, respectively. These percentage and absolute dollar increases for the three-month and six-month periods ended July 1, 2006, as compared to the prior periods, were driven primarily from the higher spending as described above.
General and Administrative
     General and administrative expenses were $2.7 million and $3.1 million for the second quarter of 2006 and 2005, respectively. The decrease in 2006 was primarily driven by lower legal and accounting fees incurred for our internal investigations that led to the restatement of our prior years’ financial statements and fees for litigation, partly offset by higher depreciation expense of $0.7 million related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex, higher salaries from an increase in personnel and higher stock-based compensation expense. General and administrative expenses of $6.8 million during the six months ended July 1, 2006 were $0.5 million lower than the prior year’s comparable period due primarily to lower legal and professional services fees for audits, litigation and investigation related expenses, partly offset by higher depreciation expense related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex and higher stock-based compensation expense.
     As a percentage of net sales, general and administrative expenses decreased from 17% in the second quarter of 2005 to 13% in the second quarter of 2006, and from 19% during the first half of 2005 to 17% during the first half of 2006 for the same reasons as noted above.
Restructuring and Impairment
     The restructuring charges of ($22,000) and $285,000 for the three and six months ended July 1, 2006, respectively, related to accruals for estimated expenses, sublease income received and adjustments to facility lease costs relating to our Billerica, Massachusetts facility and personnel retention costs incurred and related payments made for the closure of our wafer fabrication facility in Milpitas, California. The charges of $47,000 and $59,000 for the three and six months ended July 2, 2005, respectively, related to accruals for estimated expenses, sublease income received and adjustments to facility lease costs relating to our Billerica, Massachusetts facility.

     In the second quarter of 2005, we recognized a $9.4 million impairment charge for our long-lived assets. Based on changes in the planned use for our wafer fabrication assets, we performed an impairment evaluation in accordance with SFAS No. 144. We determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until the new wafer fabrication partner’s processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which our management determined with the assistance of an independent appraisal firm. While we subsequently agreed to sell a substantial portion of our wafer fabrication machinery and equipment to Hangzhou Silan Integrated Circuit Co., Ltd., or Silan, in Hangzhou, China upon the completion of the transfer of our water fabrication process to Silan which is anticipated to be substantially completed by the end of the third quarter of 2006, our wafer fabrication assets remain in use and we will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.
Other Income (expense), Net
     Other income (expense), net, was ($302,000) and $103,000 in the second quarter of 2006 and 2005, respectively, and ($394,000) and $223,000 during the six months ended July 1, 2006 and July 2, 2005, respectively. The changes were due primarily to an increase in interest expense related to the $12.6 million leasing financing obligation of our Hillview facility in March 2006, and the $30.0 million of 2006 Notes issued to the affiliates of Future Electronics Inc., or Future, and other accredited investors in May 2006.
Income Tax Expense
     Income tax expense consisted principally of accruals for income taxes relating to our international locations. Income tax expense for the second quarter of 2006 was $53,000 compared to income tax expense of $10,000 in the same quarter of last year. Income tax expense for the six months ended July 1, 2006 was $85,000 compared to $22,000 for the same period in 2005.
Liquidity and Capital Resources
     As of July 1, 2006, we had cash and cash equivalents and short-term investments of $26.7 million compared to cash and cash equivalents and short-term investments of $2.0 million at December 31, 2005.
     Net cash used in operations was $12.7 million for the six months ended July 1, 2006. The cash used in operations resulted primarily from the $20.7 million net loss and $3.8 million of combined changes in assets and liabilities, partially offset by $11.7 million of non-cash expenses. The principal non-cash expenses included: 1) $8.1 million of depreciation, of which $6.7 million was attributable to increased depreciation related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to us, 2) $1.7 million of stock-based compensation expense, 3) $1.2 million of provision for inventories, 4) $0.3 million of restructuring charges related to severance and retention payments and other exit costs associated with our decision to close down the Milpitas wafer fabrication facility, and 5) $0.2 million of provision for uncollectible receivables and sales returns and allowances. The cash used in the change in assets and liabilities of $3.8 million primarily resulted from increases of $3.0 million in accounts receivable, $1.3 million in prepaid expenses and other current assets, and $1.0 million in inventories, and from a decrease in accrued expenses of $1.9 million, partly offset by a $3.0 million increase in accounts payable and $0.6 million increase in deferred income. Net cash used in operations was $10.8 million for the six months ended July 2, 2005, resulting primarily from the $21.3 million net loss and $5.7 million change in assets and liabilities which were partially offset by $16.1 million non-cash expenses that were included in net loss.
     Net cash used in investing activities was $4.9 million and included $3.9 million used to purchase short-term investment securities and fixed assets of $0.8 million for the six months ended July 1, 2006. In addition to these cash payments for purchases of fixed assets, we also acquired $1.9 million of property, plant and equipment during the second quarter of 2006 for which cash payments had not yet been made as of July 1, 2006. Net cash used in investing activities was $11,000 for the six months ended July 2, 2005, driven primarily by $0.6 million for purchases of short-term investment securities, and by $0.3 million for purchases of property, plant and equipment, partially offset by proceeds of $0.9 million from maturity of short-term investment securities.

     Net cash provided by financing activities of $38.4 million for the six months ended July 1, 2006 primarily included the proceeds from the $30.0 million convertible notes and related warrants issued on May 18, 2006 less payments of debt issuance costs of approximately $1.0 million. In addition, on March 9, 2006, we entered into a sale and leaseback transaction for the Hillview facility for a sale price of $13.4 million in cash. The broker’s fees and related selling expenses totaled approximately $0.8 million. We used a portion of these funds to pay off and terminate the $7.0 million private loan and related interest, entered into on January 19, 2006 with Rodfre, an affiliate of Alonim Investments Inc. and Future. A portion of the $7.0 million loan was used to pay off the short-term borrowing of $3.0 million under a revolving line of credit with Silicon Valley Bank. Net cash provided by financing activities for the six months ended July 2, 2005 was $0.7 million resulting from the issuance of stock under employee stock plans.
     On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, and August 1, 2006. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. As of July 1, 2006, the unused portion of our line of credit was $3,735,000 and we were in default of certain covenants under the related agreement. The default was subsequently waived by Silicon Valley Bank on August 1, 2006. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate equal to Silicon Valley Bank’s prime rate. The agreement matures on September 30, 2006 at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The agreement requires us to comply with a minimum liquidity ratio. It also required us to retain a minimum tangible net worth. However, the latest amendment dated August 1, 2006, has modified the agreement to delete the requirement for a minimum tangible net worth and waive our non-compliance with the financial covenant on tangible net worth for the periods ended April 1, 2006 and July 1, 2006. The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0 % and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement.
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
     A more detailed description of the terms of the 2006 Notes is presented in Note 13 to our condensed consolidated financial statements included in this 10-Q filing and in our Form 8-K filing with the SEC on May 22, 2006.
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

3.	restructuring and fixed asset impairment; and

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
Contractual Obligations and Commitments
     Our contractual obligations and commitments at December 31, 2005 totaled $7.3 million. Our contractual obligations and commitments at July 1, 2006 are as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Convertible senior notes payable (1):
Principal	$30,000	$—	$—	$—	$30,000
Interest	33,000	1,650	3,300	3,300	24,750
Long-term lease financing obligation (2)	6,446	1,310	2,737	2,399	—
Restructuring liability (3)	974	614	360	—	—
Operating leases (4)	1,965	583	542	322	518
Purchase commitment — Polar Fab	3,283	3,283	—	—	—
Purchase commitment — Cadence Design	1,439	856	583	—	—
Other (5)	112	112	—	—	—

Total	$77,219	$8,408	$7,522	$6,021	$55,268

(1)	$30.0 million Convertible Senior Notes issued on March 18, 2006 due May 18, 2026 with 5.5% interest payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2006.

(2)	Lease payments (excluding $11.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term) due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement signed with Mission West Properties L.P. on March 9, 2006.

(3)	Represents estimated lease payments with related costs for the unused and subleased portions of our Billerica, MA facility.

(4)	Includes lease payments related to the used portion of our facility at our Billerica, MA facility.

(5)	Includes licensing, R&D contract and testing services with various vendors.
     As of July 1, 2006, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of the SEC’s Regulation S-K.

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
     We had investment in short-term securities of $3.9 million at July 1, 2006.
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
     On May 16, 2006 we placed $30.0 million of 5.5% Convertible Senior Notes due 2026. Although the rate may be increased if we do not meet certain conditions, the 2006 Notes provide for a fixed interest rate. A more detailed description of the terms of our 2006 Notes is provided in Note 13 of this Form 10-Q and in our Form 8-K filed with the SEC on May 22, 2006. Because the interest rates of the 2006 Notes were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
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
Foreign Currency Exchange Risk
     The majority of our sales, expenses, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our condensed consolidated financial position, results of operations or cash flows for the three and six months ended July 1, 2006 and July 2, 2005.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of July 1, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended January 1, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of July 1, 2006 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information included in Note 15 of Notes to condensed consolidated financial statements under the caption “Pending Litigation” in Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 18, 2006, we issued $30.0 million of 5.5% Convertible Senior Notes due 2026 in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being sold in this offering. The remainder of the 2006 Notes were purchased by other accredited investors. We intend to use the net proceeds of approximately $29.0 million for general corporate purposes.
     The 2006 Notes are convertible into our common stock at any time prior to maturity, initially at a conversion price of $2.68 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. If fully converted, the principal amount of the 2006 Notes would convert into 11,194,030 shares of our common stock.
     In conjunction with the issuance of the 2006 Notes, we issued warrants to purchase an aggregate of 1,679,104 shares of our common stock. Each warrant is exercisable for one share of our common stock at an initial exercise price of $3.216 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by us.
     Since we were not current with our periodic filings with the SEC, the aforementioned shares of our common stock to be issued for the convertible notes and related warrants have not been registered.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     For your information, we hereby include the amendments made respectively on October 1, 2002, August 26, 2003, September 15, 2003 and April 25, 2006, to the Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between us and Future, originally filed as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2002.
Item 6. Exhibits
(a) Exhibits

Exhibit Number	Title

10.1	Amendment dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

10.2	Amendment dated August 26, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

10.3	Amendment dated September 15, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

10.4	Amendment dated April 25, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPEX CORPORATION

DATE: September 20, 2006	/s/ Clyde R. Wallin

Clyde R. Wallin
Chief Financial Officer and
Senior Vice President of Finance
(Duly Authorized Officer &
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Title

10.1	Amendment dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

10.2	Amendment dated August 26, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

10.3	Amendment dated September 15, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

10.4	Amendment dated April 25, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002