Form 10-Q
period 2006-09-30
SIPEX CORP
filed 2006-11-14
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(408) 934-7500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one :).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     Number of shares outstanding of the registrant’s common stock, $0.01 par value, as of the latest practicable date.

Class	Outstanding at November 9, 2006

Common Stock	35,680,262

SIPEX CORPORATION
FORM 10-Q

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,304	$1,969
Restricted cash	800	500
Short-term investment securities	3,583	—
Accounts receivable, less allowances of $649 and $820, respectively	6,406	3,735
Accounts receivable, related party, less allowances of $687 and $529, respectively (Note 5)	2,876	3,011
Inventories	16,875	13,400
Prepaid expenses and other current assets	2,989	1,300

Total current assets	44,833	23,915
Property, plant and equipment, net	20,481	25,803
Restricted cash — noncurrent	255	500
Other assets	204	224

Total assets	$65,773	$50,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$—	$3,000
Current portion of lease financing obligation	178	—
Accounts payable	9,759	7,394
Accrued expenses	6,829	7,282
Accrued restructuring costs	991	1,407
Deferred income, related party	5,368	5,707
Deferred income, other	2,962	2,510

Total current liabilities	26,087	27,300

Long-term accrued restructuring costs	186	584
Long-term lease financing obligation	12,203	—
Convertible senior notes	25,634	—
Other long-term liabilities	53	37

Total liabilities	64,163	27,921

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 35,574 and 35,550 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	356	355
Additional paid-in capital	230,070	224,026
Accumulated deficit	(228,797)	(201,841)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity	1,610	22,521

Total liabilities and stockholders’ equity	$65,773	$50,442

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$12,243	$9,258	$33,104	$31,632
Net sales, related party (Note 5)	8,781	8,115	26,787	23,800

Total net sales	21,024	17,373	59,891	55,432

Cost of sales	9,246	7,445	29,205	25,757
Cost of sales, related party	5,582	5,302	20,819	16,427

Total cost of sales	14,828	12,747	50,024	42,184

Gross profit	6,196	4,626	9,867	13,248

Operating expenses:
Research and development	3,923	4,024	13,302	12,143
Marketing and selling	3,827	2,299	11,248	7,596
General and administrative	3,988	3,133	10,752	10,357
Restructuring	77	386	362	445
Impairment of fixed assets	—	—	—	9,377

Total operating expenses	11,815	9,842	35,664	39,918

Loss from operations	(5,619)	(5,216)	(25,797)	(26,670)

Other income (expense):
Interest income	275	36	545	182
Interest expense	(898)	(5)	(1,663)	(22)
Other income, net	(19)	37	82	131

Total other income (expense), net	(642)	68	(1,036)	291

Loss before income tax expense	(6,261)	(5,148)	(26,833)	(26,379)
Income tax expense	38	13	123	35

Net loss	$(6,299)	$(5,161)	$(26,956)	$(26,414)

Net loss per common share — basic and diluted	$(0.18)	$(0.15)	$(0.76)	$(0.74)

Weighted average common shares outstanding — basic and diluted	35,551	35,550	35,551	35,542
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,2006	October 1,2005
Operating activities:
Net loss	$(26,956)	$(26,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,612	161
Depreciation and amortization	8,856	3,714
Provision for inventories	1,503	3,910
Provision for restructuring charges	362	445
Impairment of fixed assets	—	9,377
Loss on disposal of fixed assets	9	6
Amortization of discount and issuance costs on convertible notes payable	281	—
Provision for uncollectible receivables and sales returns and allowances	660	1,333
Consulting services provided by related party	5	17
Changes in assets and liabilities:
Accounts receivable	(3,196)	2,300
Inventories	(4,803)	(4,761)
Prepaid expenses and other current assets	(1,630)	(345)
Other assets	20	256
Accounts payable	2,263	(3,007)
Accrued expenses	(600)	416
Accrued restructuring costs	(1,176)	(326)
Deferred income	113	(181)
Other long-term liabilities	16	26

Net cash used in operating activities	(21,661)	(13,073)

Investing activities:
Proceeds from maturity of short-term investment securities	2,000	850
Purchase of short-term investment securities	(5,583)	(601)
Restricted cash — decrease (increase)	(55)	838
Purchase of property, plant and equipment	(3,444)	(383)

Net cash provided by (used in) investing activities	(7,082)	704

Financing activities:
Proceeds from issuance of common stock under employee stock plans		683
Proceeds from borrowing — related party	7,000	—
Repayment of borrowing — related party	(7,000)	—
Repayment of short-term borrowing	(3,000)	—
Net proceeds from long-term lease financing obligation	12,578	—
Repayment of long-term lease financing obligation	(197)	—
Proceeds from issuance of convertible senior notes and warrants	30,000	—
Debt issuance costs	(1,303)	—

Net cash provided by financing activities	38,078	683

Increase (decrease) in cash and cash equivalents	9,335	(11,686)
Cash and cash equivalents at beginning of period	1,969	15,523

Cash and cash equivalents at end of period	$11,304	$3,837

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$20	$31

Interest	$755	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$187	$115

Receivable from exercise of stock options	$46	$—

Debt issuance costs not paid at the end of period	$2	$—

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
     The Company’s wafer fabrication facility in Milpitas, California, along with a number of third-party contractors, fabricate, package and test its ICs. In an effort to achieve significant cost savings, in the third quarter of 2005, Sipex decided to close down the Milpitas wafer fabrication facility and transfer the IC manufacturing processes from there to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd. (“Silan”) in Hangzhou, China and a wafer fabrication facility operated by Episil Technologies, Inc. in Taiwan. Definitive agreements regarding this transfer were entered into in February 2006, and the closure of the fabrication facility was substantially completed by the end of September 2006.
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
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
     Sipex’s fiscal year includes 52 or 53 weeks which ends on the Saturday closest to December 31. The nine months ended September 30, 2006 included 273 days and the third quarter of fiscal year 2006 covered 91 days from July 2, 2006 to September 30, 2006. The nine months ended September 30, 2005 included 273 days and the third quarter of fiscal year 2005 covered 91 days from July 3, 2005 to October 1, 2005.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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
     Short-term Investments
     Short-term investments of the Company primarily consist of commercial papers and money market funds with original maturities greater than 90 days and less than one year. Such investments are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (“FASB”). Pursuant to the provisions of SFAS No. 115, the Company has classified its short-term investments as “held to maturity” which represent investments that the Company intends to hold to maturity and are recorded at amortized cost. As of September 30, 2006, short-term investments consisted of commercial papers totaling $3.6 million.
     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their expected useful lives. In November 2005, based on a previous decision to close the Company’s wafer fabrication operation located at its Milpitas, California headquarters facility, the Company decided to sell this facility. As a result of the decision, the Company reduced the remaining estimated depreciation life for its headquarters building and related improvements from 25 years to approximately four months (See Note 12 regarding the lease financing obligation for Sipex’s headquarters facility). This change resulted in an increase in depreciation expense of $6.7 million (including $4.5 million included in cost of sales) recorded for the first three and nine months of 2006.

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
     On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

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
     Sipex currently maintains five option plans. They are the 1996 Stock Option Plan, 1997 Stock Option Plan, 1999 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 2002 Nonstatutory Stock Option Plan under which 1.2 million, 1.2 million, 1.2 million, 1.0 million and 2.0 million shares were reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Stock Option Plan and 2000 Non-qualified Stock Option Plan to 551,942 and 671,990, respectively. In addition to the five stock option plans, as of September 30, 2006, approximately 4,069,000 shares of Sipex’s common stock have been reserved for issuance pursuant to options which have been granted to employees outside of the option plans. These stock options are subject to the similar terms as those under the five stock option plans. Approximately 7,375,000 stock options were outstanding as of September 30, 2006 for all plans.
     As the Company was not current with its filing with the SEC, employees who terminated from the Company during this period had been unable to exercise their stock options during the contractual 90 days of post-termination exercise period. The Company made a decision effective February 1, 2006 to extend the post-termination exercise period for former employees with approximately 16,000 and 192,000 vested stock options for the three and nine months ended September 30, 2006, respectively, until the earlier of 1) such date that is ninety (90) days after the date that the former employees are able to freely exercise the options pursuant to a registration statement on Form S-8 filed by the Company or 2) December 31, 2006. As a result, the Company recorded stock-based compensation relating to such extension totaling $1,000 and $25,000 for the three and nine months ended September 30, 2006, respectively.

     A summary of the Company’s stock option plan activities for the nine months ended September 30, 2006 is as follows:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2005	6,517	$2.87
Granted	1,148	$2.67
Exercised	(24)	$1.90
Forfeited or expired	(266)	$2.86

Outstanding at September 30, 2006	7,375	$2.84	7.77	$8,914

Vested and expected to vest at September 30, 2006	6,666	$2.88	7.67	$8,085

Exercisable at September 30, 2006	3,500	$3.26	6.73	$4,379

     Accounting for Stock-Based Compensation – Under SFAS No. 123R, stock-based compensation expenses for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes single option pricing model to determine the fair value for stock option grants. The weighted average fair value (computed using the Black-Scholes single option pricing model) of options granted during the three and nine months ended September 30, 2006 was $2.42 and $2.03 per share, respectively. There were 24,170 of stock options exercised during the three and nine months ended on September 30, 2006. The fair value of stock option grants issued is recognized as compensation expense on a straight-line basis over the requisite service period, which is the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the condensed consolidated statements of cash flows. In addition, SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in exercise of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.
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
     The fair value of the Company’s stock options granted was estimated at the date of grant using the Black-Scholes single option pricing model with the following weighted-averaged assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Expected life of options	6 years	4 years	6 years	4 years
Volatility	85%	91%	89%	85%
Risk-free interest rate	4.9%	3.9%	4.8%	3.8%
Dividend yield	—	—	—	—
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
     The following table shows total employee and non-employee stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006, pursuant to SFAS No. 123R (in thousands):

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Cost of sales	$135	$203
Research and development	261	910
Marketing and selling	229	654
General and administrative	258	845

Stock-based compensation expense before income tax effect	883	2,612
Less income tax effect	—	—

Stock-based compensation expense after income tax effect	$883	$2,612

     At September 30, 2006, there was $174,000 of total compensation cost capitalized in inventory.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the three and nine months ended September 30, 2006 include $872,000 and $2.5 million, respectively, of employee stock-based compensation expense. At September 30, 2006, there was a total of $4.9 million unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards which is expected to be recognized over a weighted-average period of approximately 30 months.
     Pro forma information under SFAS No. 123 for periods prior to the adoption of SFAS No. 123R has not been restated to reflect the effects of implementing SFAS No. 123R. For purposes of this pro forma disclosure, the value of stock options was estimated using the Black-Scholes single option pricing valuation approach with forfeitures recognized as they occur. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s stock option plans and shares issued under the employee stock purchase plan for the three and nine months ended October 1, 2005 (in thousands, except per-share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	October 1, 2005	October 1, 2005
Net loss, as reported	$(5,161)	$(26,414)
Add stock-based compensation included in reported net loss	155	155
Less stock-based compensation expense determined under the fair value method for all awards	(1,746)	(4,026)

Pro forma net loss	$(6,752)	$(30,285)

Net loss per share
Basic and diluted — as reported	$(0.15)	$(0.74)
Basic and diluted — pro forma	$(0.19)	$(0.85)
     There were no purchases of common stock made under the Company’s Employee Stock Purchase Plan in the first, second and third quarters of 2006 and 2005.

Note 4 — Net Loss Per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had a net loss for the three and nine months ended September 30, 2006 and October 1, 2005, stock options, warrants, and shares issuable in conversion of debt were excluded from the calculation of diluted net loss per share because the effect of such assumed conversion would be anti-dilutive.
     Approximately 7,375,000 stock options were outstanding with an average exercise price of $2.84 per share as of September 30, 2006 compared to approximately 6,326,000 stock options with an average exercise price of $3.15 per share at October 1, 2005.
     As of September 30, 2006, the Company’s $30.0 million of convertible notes issued in May 2006 were convertible into approximately 11,194,000 shares, if fully converted, of its common stock at an initial conversion price of $2.68 per share. In conjunction with the issuance of the notes, the Company issued warrants to purchase approximately 1,679,000 shares of its common stock. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $3.216 per share, subject to adjustment upon certain events. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex. In addition, the Company may pay interest in cash or, solely at its option, in shares of its common stock related to the notes. However, Sipex may only make interest payments in shares of its common stock if certain conditions are met (See Note 13).
Note 5 — Related Party Transactions
     Future is a related party as its affiliates own approximately 16.3 million shares or 46% of Sipex’s outstanding common stock as of September 30, 2006. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of our products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 44% of its total net sales for the year ended December 31, 2005, and 45% and 43% of total net sales for the nine months ended September 30, 2006 and October 1, 2005, respectively. The Company anticipates that sales of its products to Future will continue to account for a significant portion of its revenues.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the un-reimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions. None was recorded for the three months ended September 30, 2006 and October 1, 2005. The Company recorded $5,000 and $17,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively.
     In addition, Sipex incurred expenses payable to Future totaling approximately $8,000 relating to reimbursement for marketing promotional materials for the three months ended September 30, 2006. For the nine months ended September 30, 2006, Sipex incurred $18,000 for marketing promotional materials, temporary accounting services and used furniture sold to the Company. Sipex recorded $44,000 of reimbursement expense for marketing promotional materials charged by Future for the third quarter and nine months ended October 1, 2005.
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

     As discussed in Note 13, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Convertible Senior Notes (“2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. Interest expense incurred by Sipex relating to the $15.0 million portion of 2006 Notes sold to Rodfre totaled $320,000 and $460,000 for the three and nine months ended September 30, 2006, respectively.
     On September 8, 2006, Sipex appointed two executive vice presidents working for Future to its Board of Directors. The Board has determined that both new directors are not independent within the meaning of Rule 4200(a) (15) of the NASDAQ Manual by virtue of their relationships with Future. Accordingly, the Board does not expect to appoint them to any standing committees of the Board. In connection with their appointment as directors, both new directors have agreed to recuse themselves from any Board discussions that relate to transactions between Sipex and Future.
Note 6 — Restructuring
     The Company has established a restructuring reserve relating to the unused portion of its leased facility in Billerica, Massachusetts. For the three and nine months ended September 30, 2006, the Company utilized $1.1 million and $1.7 million, respectively. The restructuring charges utilized during the third quarter of 2006 primarily included $180,000 of lease costs associated with the unused portion of our Billerica facility and $916,000 of employee costs relating to the planned closure of the Company’s wafer fabrication facility in Milpitas, California. For the three and nine months ended September 30, 2006, the Company incurred additional restructuring costs of $156,000 and $677,000 for retention payments, respectively.
     Below is a summary of the activities related to restructuring costs for the nine months ended September 30, 2006 (in thousands):

			Total
		Employee	Restructuring
	Facility Costs	Costs	Costs
Accrual balance, December 31, 2005	$1,255	$736	$1,991
Incurred in 2006	—	265	265
Charges utilized	(181)	—	(181)
Sub-lease income received	81	—	81
Adjustments to accrual	(3)	45	42

Accrual balance, April 1, 2006	1,152	1,046	2,198
Incurred in 2006	—	256	256
Charges utilized	(182)	(195)	(377)
Sub-lease income received	301	—	301
Adjustments to accrual	(258)	(20)	(278)

Accrual balance, July 1, 2006	1,013	1,087	2,100
Incurred in 2006		156	156
Charges utilized	(182)	(916)	(1,098)
Sub-lease income received	98	—	98
Adjustments to accrual	2	(81)	(79)

Accrual balance, September 30, 2006	$931	$246	$1,177

Note 7 — Comprehensive Loss
     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. The Company’s “other comprehensive loss” consists of foreign currency translation adjustments. The comprehensive loss equaled to the net loss for the three and nine months ended September 30, 2006 and October 1, 2005 as there were no foreign currency translation adjustments and no significant tax effect on the components of other comprehensive loss for such periods.

Note 8 — Inventories
     Inventories are as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$159	$223
Work-in-process	11,632	10,297
Finished goods	5,084	2,880

Total	$16,875	$13,400

Note 9 — Accrued Expenses
     Accrued expenses are as follows (in thousands):

	September 30, 2006	December 31, 2005
Accrued compensation and benefits	$3,095	$2,959
Accrued audit fees	1,027	2,607
Accrued royalties	636	185
Accrued commissions	415	309
Accrued income taxes	332	248
Accrued interest and related derivative liability	751	8
Accrued legal fees	199	365
Other	374	601

	$6,829	$7,282

Note 10 — Borrowing Arrangements
     On July 21, 2005, Sipex entered into a Loan and Security Agreement (the “Agreement”), as amended, with Silicon Valley Bank, which has an expiration date of September 29, 2007. The Agreement provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $2,000,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bear an interest rate, chosen by Company, either at the bank’s prime rate or LIBOR rate (depending upon the interest period of one, two or three months selected by Sipex) plus 2.75%. Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006 (See Note 12). On March 9, 2006, Sipex entered into a sale and leaseback transaction with Mission West Properties, L.P. for its headquarters facility, located at 233 South Hillview Drive in Milpitas, California. Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5,000,000 line of credit with Silicon Valley Bank. In respect to financial covenants, the Agreement requires the Company to maintain a minimum liquidity ratio for each quarter ended not less than 2.50:1.00 which is calculated as the sum of (i) unrestricted cash and cash equivalents, short-term marketable securities and 50% of consolidated accounts divided by (ii) the outstanding borrowings from the bank. In addition, Sipex was required to maintain a minimum amount of tangible net worth (as defined in the Agreement) as of the last day of each quarter. As of September 30, 2006, the unused portion of the line of credit was $3,735,000.
     As part of the Agreement, in addition to the $5,000,000 secured revolving line of credit, Sipex can borrow under the term loans from September 28, 2006 to December 31, 2006 in an aggregate amount not to exceed $2,000,000. Each term loan shall be in an amount not less than $500,000. The number of term loans shall not exceed two (2). Interest accrues from the date of each term loan at a rate of 9.25%. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of September 30, 2006, no term loan was outstanding.

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
     The following table summarizes the activities in the warranty reserve for the nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	For the Nine Months Ended
	September 30, 2006	October 1, 2005
Beginning accrued warranty	$87	$228
Warranty claims	(17)	(54)
Accruals for the period	(36)	(50)

Ending accrued warranty	$34	$124

Note 12 — Lease Financing Obligation
     On March 9, 2006, the Company entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties, L.P. The agreement provides for the sale of the Company’s headquarters facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”), to Mission West Properties, L.P. for a price of $13.4 million in cash. The Company incurred commission and selling costs of $0.8 million. The Hillview facility primarily consists of two buildings with approximately 95,690 total square feet (which includes 20,000 square feet of Class 10 clean room), 293 on-site surface parking spaces, and the underlying land with improvements and all fixtures attached thereto. Simultaneously, the Company entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties, L.P. The lease term is 60 months with average lease payments of approximately $1.4 million per year. Further, the Company will have an option to extend the lease for an additional five years when the current term expires.
     The Company provides a security deposit of $1.3 million in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5.0 million revolving line of credit with Silicon Valley Bank. The security deposit is held as security for the faithful performance by Sipex for all of the terms, covenants, and conditions prescribed under the lease agreement. Accordingly, the Company has accounted for this sale and leaseback transaction as a financing transaction shown on the condensed consolidated balance sheet as “lease financing obligation.” With the initial obligation recorded at $12.6 million which represents net proceeds from the sale of the Hillview facility, no gain or loss was recorded upon the sale. The effective-interest rate for the lease financing obligation is 9.3% which approximates the Company’s estimated borrowing rate at that time. Depreciation for the Hillview facility is recorded over the straight-line method for the remaining useful life.

     Future minimum lease payments for the lease financing obligation as of September 30, 2006 are as follows (in thousands):
     Fiscal year ending December

2006 (remaining 3 months)	$325
2007	1,329
2008	1,368
2009	1,408
2010	1,449
Thereafter	11,454

Total minimum lease payments	17,333
Less: amount representing interest	4,952

Present value of minimum lease payments	12,381
Less: current portion of lease financing obligation	178

Long-term lease financing obligation	$12,203

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
     As Sipex was not current in its SEC filings by August 15, 2006, Sipex incurred additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 and ending on September 21, 2006, the date that the Company’s filings became current. In addition, if Sipex’s common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that its common stock becomes listed for trading on one of the national exchanges.
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
     The aforementioned additional interest and registration delay payments are collectively referred as the penalties (the “penalties”). The Company filed all its late Forms 10-K and 10-Q to the SEC by September 21, 2006 and incurred additional interest expense of $77,000 to be paid relating to the penalties for the three months and nine months ended September 30, 2006.
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
     For the three and nine months ended September 30, 2006, Sipex recorded $53,000 and $73,000, respectively, as a reduction to interest expense resulting from the downward revaluation of the derivative liability to $61,000 as of September 30, 2006. For the three months ended September 30, 2006, the Company recorded interest expense of $598,000 under the effective interest method which included $410,000 for interest at 5.5% and $188,000 for amortization of discounts and debt issuance costs. For the nine months ended September 30, 2006, the Company recorded interest expense of $894,000 under the effective interest method which included $613,000 for interest at 5.5% and $281,000 for amortization of discount and debt issuance costs.
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
     The disaggregated sales information reviewed on a product line basis by the CEO is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Interface	$12,151	$9,525	$34,570	$28,745
Power Management	6,042	5,133	16,618	14,460
Optical Storage	2,826	2,651	8,622	11,733
Other*	5	64	81	494

Total net sales	$21,024	$17,373	$59,891	$55,432

*	Includes Legacy and other discontinued products.
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

     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
United States	$4,443	$3,563	$12,537	$10,839
Japan	3,381	3,298	8,789	13,645
China	3,284	2,498	10,173	6,423
Singapore	3,093	2,381	9,532	6,787
United Kingdom	2,862	2,877	9,286	8,547
Taiwan	1,078	1,785	3,142	4,773
Asia, other than Japan, China,Taiwan and Singapore	1,838	279	4,014	1,181
Rest of the world	1,045	692	2,418	3,237

Total net sales	$21,024	$17,373	$59,891	$55,432

     Information on major customers which accounted for 10% or more of the Company’s total net sales and total gross accounts receivable is as follows:

	% of Total Net Sales				% of Total Gross
	For the Three Months Ended		For the Nine Months Ended		Accounts Receivable
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006	December 31, 2005
Future, a related party	42%	47%	45%	43%	34%	44%
Microtek, Inc.	*	*	*	14%	*	*
Komatsu	12%	10%	11%	*	*	*

*	Less than 10%
Note 15 — Commitments and Contingencies
     Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under an obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of September 30, 2006, the minimum purchase commitment with PolarFab was approximately $2.9 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of September 30, 2006, restricted cash included $1.0 million held in a certificate of deposit as a guarantee of payment to fulfill the terms of a software license agreement which is included in the condensed consolidated balance sheet. The agreement expires on January 1, 2008.
     On December 20, 2005, Sipex entered into an agreement to use a fast simulator software tool for improvement of its product development. A commitment of future payments including maintenance support fees totaled $467,000 to be paid over the next three years. The agreement expires on December 19, 2008.
     On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction was related to closing the Company’s wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using the Company’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight (8) of the Company’s processes and related product manufacturing to Silan. Once Sipex confirms to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to the Company’s specifications, Silan shall commence commercial manufacturing for the Company. Subject to the Company’s option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating Sipex to purchase from Silan an average of at least one thousand (1,000) equivalent wafers per week, calculated on a quarterly basis, for two years. As of September 30, 2006, Silan had not conformed to the Company’s specifications relating to the process qualification wafers and product qualification wafers.

     In June of 2006, Sipex entered into an agreement for verification software tools used for IC design. A commitment of future payments including maintenance support fees totaled $489,000 to be paid over the next three years. The agreement expires in June 2009.
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
     On January 18, 2006, the Court preliminarily approved the settlement of the class action lawsuit. The settlement provided for a payment of $6.0 million to the plaintiffs and was entirely funded by proceeds from the Company’s directors’ and officers’ insurance policy. The specific terms for distribution of the settlement fund to class members were disclosed in a notice which was sent to the class members. On April 6, 2006, the United States District Court for the Northern District of California, San Francisco, approved the final settlement of the securities class action lawsuit.

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
     The derivative complaints were based on similar facts and events as those alleged in the securities class actions complaints. Specifically, the complaints alleged that the individual defendants deliberately damaged Sipex by, among other things, causing Sipex to improperly recognize and report revenue, causing the Company to issue false and misleading statements about its financial results, exposing Sipex to liability for securities fraud, and damaging its reputation.
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
Note 16 — Subsequent Event
     During October 2006, Sipex reached a settlement with a licensor involving previously estimated overpayment of royalties by the Company for products sold by Sipex in Asia using the licensor’s patents during the period from January 1, 1997 through December 31, 2001. The settlement resulted in an amount of $500,000 to be recorded as a reduction of royalty payable and cost of sales in the fourth quarter of 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on Item 1A of Part II in this document, and in our Annual Report on Form 10-K for the year ended December 31, 2005. The terms “Sipex,” “the Company,” “we,” “us,” “its” and “our” as used in this Form 10-Q refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
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
     In early October of 2006, we shut down our Milpitas wafer fabrication operations. The products that we formerly manufactured at the Milpitas fab are now manufactured by our wafer fab partner, Hangzhou Silan Integrated Circuit Co., Ltd., or Silan, in Hangzhou, China and a wafer fab operated by Episil Technologies, Inc. in Taiwan. We anticipate the financial impact of this transition will require multiple quarters to be realized in our operating results as we sell through higher cost inventory manufactured at our Milpitas fab. With this new fabless manufacturing model, we expect to achieve significant cost savings, but there can be no assurance that the expected savings will be realized.
     On September 21, 2006, we filed our Forms 10-Q Quarterly Reports with the SEC for the first and second quarters of 2006. Together with these reports, along with our Form 10-K/A and Form 10-K for 2005, our Form 10-K for 2004 and our Forms 10-Q for 2005, we are current with our periodic SEC reporting requirements.
     On September 20, 2006, we announced that we had received a notification from the Staff of the SEC that the investigation into matters related to our historical financial reports and revenue recognition practices had been terminated, and no enforcement had been recommended to the SEC with respect to the Company.
     On September 8, 2006, we announced the appointment Pierre Guilbault, Dan Casey, both members of the senior management team of Future Electronics, or Future, our largest shareholder, and Alan Krock, CFO of PMC Sierra, to our Board of Directors.

     On August 17, 2006, we announced the completion of our restatement of our financial statements for the fiscal year 2003 and related fiscal quarters of 2003 as well as completing the restatement of the first three quarters of 2004. In addition, we filed our 2004 Annual Report on Form 10-K and 2005 Annual Report on Form 10-K along with our 2005 Quarterly Reports on Forms 10-Q.
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
     Capacity utilization of our wafer fabrication facility in Milpitas, California was historically an important factor in driving gross margin improvement. In the past, a large portion of our fabrication cost structure was fixed, such as depreciation and payroll expense for process engineering and manufacturing support, and this structure provided for lower per unit costs as the volume of completed wafers increased. In the third quarter of 2005, we decided to outsource all of our wafer fabrication operations and to begin shutting down the Milpitas, California facility. We substantially completed the closure of our wafer fabrication facility at the end of the third quarter of 2006. We believe that this transition will improve the margins of our interface products and certain of our commodity market power management products which we historically manufactured at the Milpitas facility; however, because of this transition away from the fixed cost structure, we will not recognize the same decrease in per unit manufacturing costs as production volumes increase.
     Cost reductions and productivity improvements are required in order to remain competitive in our marketplace. Cost reductions are achieved in several ways, such as re-designing the products to “shrink” the size of the “die” providing more individual products per wafer produced. This generates increased output without adding significant incremental cost. Other cost reductions and productivity improvements come through product assembly and test yield improvements and test time reductions.

Results of Operations
     The table below presents the statements of operations for the three and nine months ended September 30, 2006 and October 1, 2005, as a percentage of net sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	73.4	83.5	76.1

Gross profit	29.5	26.6	16.5	23.9
Operating expenses:
Research and development	18.7	23.2	22.2	21.9
Marketing and selling	18.2	13.2	18.8	13.7
General and administrative	19.0	18.0	18.0	18.7
Restructuring	0.3	2.2	0.6	0.8
Impairment of fixed assets	0.0	0.0	0.0	16.9

Total operating expenses	56.2	56.6	59.6	72.0

Loss from operations	(26.7)	(30.0)	(43.1)	(48.1)
Other income (expense), net	(3.1)	0.4	(1.7)	0.5

Loss before income taxes	(29.8)%	(29.6)%	(44.8)%	(47.6)%

Net Sales
     Net sales during the quarter ended September 30, 2006 were $21.0 million, an increase of $3.7 million or approximately 21% compared to the same period of 2005. The increase in sales for the three-month period was due primarily to a $2.6 million, or 28%, increase in sales of interface products combined with a $0.9 million, or 18%, increase in sales of power management products, along with a $0.2 million, or 7% increase in sales of optical storage products. For the nine months ended September 30, 2006, net sales increased 8% to $59.9 million compared to $55.4 million for the nine months ended October 1, 2005. Sales of interface and power management products increased by $5.8 million and $2.2 million, respectively. This increase was mostly offset by a decline in net sales for optical storage products of $3.1 million, or 27%, primarily as a result of the winding down of programs at a key customer in Japan.
     Geographically, the United States experienced a net sales increase of 25% for the third quarter and 16% for the first nine months of 2006 compared to the same periods in 2005. Our international net sales were 79% of the total net sales for the third quarter of 2006 and 2005, and 79% and 80% for the nine months ended September 30, 2006 and October 1, 2005, respectively. In dollar terms, international net sales were $16.6 million and $13.8 million for the third quarter of 2006 and 2005, respectively. For the nine months ended September 30, 2006 and October 1, 2005, international sales were $47.4 million and $44.6 million, respectively. Net sales in Asia other than Japan increased by 34% and 40% in the third quarter and first nine months of 2006, respectively, as compared to the corresponding periods in 2005, primarily as a result of higher sales of interface and power management products in Korea, China, Singapore and the rest of Asia. Net sales in Japan increased by 3% for the third quarter and declined by 36% during the first nine months of 2006 compared to the same periods of last year. This decline for the nine-month period was as a result of the winding down of optical storage programs at a key customer in Japan.
Gross Profit
     Gross profit of $6.2 million in the third quarter of 2006 increased by 34% from $4.6 million, in the corresponding period of 2005. The increase in gross profit dollars was due primarily to the increase in net sales along with a reduction in the provision for inventory reserves, partly offset by higher manufacturing variances and a mix shift to somewhat lower margin interface products on higher unit volumes. For the nine months ended September 30, 2006, gross profit declined by 26% to $9.9 million compared to $13.2 million for the nine months ended October 1, 2005. The decrease was primarily attributable to recording $4.5 million of increased depreciation during the first quarter of 2006 related to the Milpitas, California facility after the determination in November 2005 that the facility had a shorter economic useful life to Sipex. This was partially offset by a lower provision for inventory reserves. During the third quarter of 2006, in a single transaction, inventories with an original cost of $3.4 million, which had been previously written down to zero, were sold for $0.2 million. In addition, for the nine months ended September 30, 2006, inventories with an original cost of $1.2 million, which had been previously written down to zero, were sold.

Research and Development
     Research and development expenses were $3.9 million and $13.3 million for the third quarter and nine months ended September 30, 2006, respectively, compared to $4.0 million and $12.1 million for the third quarter and nine months ended October 1, 2005, respectively. The decrease for the three months ended September 30, 2006 as compared to the three months ended October 1, 2005, resulted primarily from a decrease in spending for outside engineering design services for new product development programs and lower facility costs, partly offset by an increase in stock-based compensation expense and automated design tool license fees. The increase of $1.2 million in research and development expense for the nine-month period as compared to the nine months ended October 1, 2005 was due primarily to an increase in depreciation expense of $1.1 million recorded in the first fiscal quarter of 2006 related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex, higher stock-based compensation expense, higher spending for salaries and benefits, and automated design tool license fees, partially offset by lower spending for outside engineering design services, facilities costs and spending on new mask sets and prototype wafers costs.
     As a percentage of net sales, research and development expenses decreased from 23% in the third quarter of 2005 to 19% in the third quarter of 2006, and remained relatively flat at 22% during the first nine months of 2006 and 2005, respectively, for the reasons as explained above, as well as the increase in net sales.
Marketing and Selling
     Marketing and selling expenses were $3.8 million and $2.3 million for the third quarters of 2006 and 2005, respectively. The increase was primarily attributable to higher salaries and benefits driven by additional sales and marketing personnel, along with higher stock-based compensation expense, travel expenses and higher sales commissions. For the nine months ended September 30, 2006, expenses were $3.7 million higher than prior year due primarily to the same reasons as stated for the three-month period as well as higher depreciation expense related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex.
     As a percentage of net sales, marketing and selling expenses were 18% during the third quarter of 2006 compared to 13% during the corresponding period of 2005, and 19% and 14% of net sales during the first nine months of 2006 and 2005, respectively. These percentage and absolute dollar increases for the three-month and nine-month periods ended September 30, 2006, as compared to the prior periods, were driven primarily from the higher expenditures as described above.
General and Administrative
     General and administrative expenses were $4.0 million and $3.1 million for the third quarters of 2006 and 2005, respectively. The increase in 2006 was primarily driven by higher accounting fees incurred for the completion of our restatement of our prior years’ financial statements and higher stock-based compensation expense, partially offset by lower legal fees after completion of litigation and investigation activities. General and administrative expenses of $10.8 million during the nine months ended September 30, 2006 were $0.4 million higher than the corresponding prior year’s period due primarily to higher stock-based compensation expense and higher depreciation expense related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex and higher salaries and benefits costs for administrative personnel, partially offset by lower legal and professional services fees for audits, litigation and investigation related expenses.
     As a percentage of net sales, general and administrative expenses increased from 18% in the third quarter of 2005 to 19% in the third quarter of 2006 for the same reasons as noted above, and decreased from 19% during the first nine months of 2005 to 18% during the comparable period of 2006 primarily due to the increase in net sales in 2006 relative to 2005.
Restructuring and Impairment
     The restructuring charges of $0.1 million and $0.4 million for the three and nine months ended September 30, 2006, respectively, related to accruals for estimated expenses, sublease income received and adjustments to facility lease costs relating to our Billerica, Massachusetts facility and personnel retention costs incurred and related payments made for the closure of our wafer fabrication facility in Milpitas, California. The charges of $0.4 million for the three and nine months ended October 1, 2005 related primarily to the same reasons as stated for 2006.

     In the second quarter of 2005, we recognized a $9.4 million impairment charge for our long-lived assets. Based on changes in the planned use for our wafer fabrication assets, we performed an impairment evaluation in accordance with SFAS No. 144. We determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until the new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which our management determined with the assistance of an independent appraisal firm. While we subsequently agreed to sell a substantial portion of our wafer fabrication machinery and equipment to Silan, in Hangzhou, China for which the wafer fabrication assets were ceased to be used at Hillview in early October 2006. The sale transaction has been completed in November 2006. While our wafer fabrication assets remained in use, we continued to record depreciation expense based on the estimated remaining useful life at the time of impairment.
Other Income (Expense), Net
     Other income (expense), net, was ($0.6 million) and $0.1 million in the third quarter of 2006 and 2005, respectively and ($1.0 million) and $0.3 million during the nine months ended September 30, 2006 and October 1, 2005. The increase was due primarily to an increase in interest expense related to the $12.6 million leasing financing obligation of our Hillview facility in March 2006 and $30.0 million of 2006 Notes issued to the affiliates of Future and other accredited investors in May 2006.
Income Tax Expense
     Income tax expense consisted principally of accruals for income taxes relating to our international locations. Income tax expense for the third quarter of 2006 was $38,000 compared to income tax expense of $13,000 in the same quarter of last year. Income tax expense for the nine months ended September 30, 2006 was $123,000 compared to $35,000 for the same period in 2005.
Liquidity and Capital Resources
     As of September 30, 2006, we had cash and cash equivalents and short-term investments of $14.9 million compared to cash and cash equivalents and short-term investments of $2.0 million at December 31, 2005.
     Net cash used in operations was $21.7 million for the nine months ended September 30, 2006. The cash used in operations resulted primarily from the $27.0 million net loss and $9.0 million of combined changes in assets and liabilities, partially offset by $14.3 million of non-cash expenses. The principal non-cash expenses included: 1) $8.9 million of depreciation and amortization, of which $6.7 million was attributable to increased depreciation related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to us, 2) $2.6 million of stock-based compensation expense, 3) $1.5 million of provision for inventories, 4) $0.7 million of provision for uncollectible receivables and sales returns and allowances, and 5) $0.4 million of restructuring charges related to severance and retention payments and other exit costs associated with our decision to close down the Milpitas wafer fabrication facility. The cash used in the change in assets and liabilities of $9.0 million primarily resulted from increases of $4.8 million in inventories for a build-up in connection with discontinued production at our Milpitas wafer manufacturing facility and the production transition to Silan in China and Episil in Taiwan, $3.2 million in accounts receivable for increased shipments, $1.6 million in prepaid expenses and other current assets for inventory prepayments made to Episil in Taiwan, and decreases in accrued restructuring costs of $1.2 million and accrued expenses of $0.6 million, partly offset by a $2.3 million increase in accounts payable primarily related to the build-up of inventory and higher accounting fees for completion of the restatement of our prior years’ financial statements and $0.1 million increase in deferred income. Net cash used in operations was $13.1 million for the nine months ended October 1, 2005, resulting primarily from the $26.4 million net loss and $5.6 million change in assets and liabilities which were partially offset by $19.0 million non-cash expenses that were included in net loss.
     Net cash used in investing activities was $7.1 million and included $5.6 million used to purchase short-term investment securities and $3.4 million used to purchase fixed assets, partially offset by proceeds of $2.0 million from maturity of short-term investment securities for the nine months ended September 30, 2006. In addition to these cash payments for purchases of fixed assets, we also acquired $0.2 million of property, plant and equipment during the third quarter of 2006 for which cash payments had not yet been made as of September 30, 2006. Net cash provided by investing activities was $0.7 million for the nine months ended October 1, 2005, driven primarily by proceeds of $0.9 million from maturity of short-term investment securities and a decrease in restricted cash of $0.8 million, offset by $0.6 million for purchases of short-term investment securities and by $0.4 million for purchases of property, plant and equipment.
     Net cash provided by financing activities of $38.1 million for the nine months ended September 30, 2006 primarily included the proceeds from the $30.0 million convertible notes and related warrants issued on May 18, 2006 less payments of debt issuance costs of approximately $1.3 million. In addition, on March 9, 2006, we entered into a sale and leaseback transaction for the Hillview facility for a sale price of $13.4 million in cash. The broker’s fees and related selling expenses totaled approximately $0.8 million. We used a portion of these funds to pay off and terminate the $7.0 million private loan and related interest, entered into on January 19, 2006 with Rodfre, an affiliate of Alonim Investments Inc. and Future. A portion of the $7.0 million loan was used to pay off the short-term borrowing of $3.0 million under a revolving line of credit with Silicon Valley Bank. Net cash provided by financing activities for the nine months ended October 1, 2005 was $0.7 million resulting from the issuance of stock under employee stock plans.
     On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, August 1, 2006 and September 28, 2006. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate, decided by us, either equal to Silicon Valley Bank’s prime rate or LIBOR rate (depending upon the interest period of one, two or three months selected by us) plus 2.75%. In addition to the $5,000,000 secured revolving line of credit, we can borrow under the term loans from September 28, 2006 to December 31, 2006 in an aggregate amount not to exceed $2,000,000. Each term loan shall be in an amount not less than $500,000. The number of term loans shall not exceed two (2). Interest accrues from the date of each term loan at a rate of 9.25%. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of September 30, 2006, the unused portion of our line of credit was $3,735,000, and no term loan was outstanding.
     The agreement with Silicon Valley Bank has been extended to September 29, 2007 at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The agreement requires us to comply with a minimum liquidity ratio of 2.50:1.00 at each fiscal quarter end. It also requires us to retain a minimum tangible net worth as of the last day of each fiscal quarter. The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0 % and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement.
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
     On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties, L.P. The agreement provides for the sale of Sipex’s Hillview facility to Mission West Properties, L.P. for a price of $13.4 million in cash (net proceeds of $12.6 million). We used the proceeds from the sale of our Hillview facility to pay off and terminate the $7.0 million loan with Future. The remaining balance of $6.4 million from the sale of the property will be used for operating activities.

     Simultaneously with the sale of the Hillview property in March 2006, we entered into a Standard Form Lease agreement to lease back the facility from Mission West Properties, L.P. The lease term is 60 months. In addition, we provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under our line of credit with Silicon Valley Bank. The security deposit is held as security for our faithful performance of the terms, covenants, and conditions prescribed under the lease agreement.
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
     The 2006 Notes provide that since we were not current in our SEC filings by August 15, 2006, we incurred additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 through the date that our filings became current. The Company filed all its late Forms 10-K and 10-Q to the SEC by September 21, 2006. In addition, if our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that our common stock becomes listed for trading on one of the national exchanges. Likewise, the Registration Rights Agreement entered into in connection with the 2006 Notes provides that since we have not filed a registration statement for the shares of our common stock issuable upon conversion of the 2006 Notes or exercise of the warrants issued in connection with the 2006 Notes as of August 15, 2006, we must pay additional payments to the noteholders equal to a per annum rate of 0.8% times the principal amount of the Notes for the period beginning on August 16, 2006 through the date that the registration statement is filed; provided, however, that we may face increased payments if the filing of the registration statement is delayed by over 60 days, or if the registration statement is not declared effective by December 31, 2006.
     A more detailed description of the terms of the 2006 Notes is presented in Note 13 to our condensed consolidated financial statements included in this 10-Q filing and in our Form 8-K filing with the SEC on May 22, 2006.
     We have incurred substantial negative cash flow from operations during the nine months ended September 30, 2006. While we believe that our existing cash and cash equivalents are adequate to fund operations, capital expenditures and research and development efforts for the next twelve months, to do so we must make certain significant adjustments to our operations to minimize our cash expenditures. We believe that our management has taken and will continue to take appropriate actions to improve operations and to obtain the funds necessary to finance our operations, capital expenditures and research and development efforts. In the long term, management believes that the results of its recent years’ restructuring activities, cost control actions and revised product line focus will eventually result in a return to positive cash flow from operations at which time management anticipates that additional equity or debt financing would become available for financing working capital requirements and capital expenditure plans. However, in the short term if we are unable to reduce our cash expenditures or we are unable to return to positive cash flow, we will need to secure additional funds for operations. There is no guarantee that such financing will be available or that, if available, it will be on favorable terms or terms that we will be willing to accept. Further, any need to raise additional capital through the issuance of equity or convertible debt securities would result in additional, and perhaps significant dilution.

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

Contractual Obligations and Commitments
     Our contractual obligations and commitments at December 31, 2005 totaled $7.3 million. Our contractual obligations and commitments at September 30, 2006 are as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Convertible senior notes payable (1):
Principal	$30,000	$—	$—	$—	$30,000
Interest	33,077	1,727	3,300	3,300	24,750
Long-term lease financing obligation (2)	6,122	1,320	2,756	2,046	—
Restructuring liability (3)	823	617	206	—	—
Operating leases (4)	1,848	554	505	308	481
Purchase commitment — PolarFab	2,916	2,916	—	—	—
Purchase commitment — Cadence Design	1,226	856	331	39	—
Purchase commitment — Mentor Graphics	454	149	174	131
Other (5)	134	134	—	—	—

Total	$76,600	$8,273	$7,272	$5,824	$55,231

(1)	$30.0 million Convertible Senior Notes issued on March 18, 2006 due May 18, 2026 with 5.5% interest payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2006.

(2)	Lease payments (excluding $11.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term) due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement signed with Mission West Properties L.P. on March 9, 2006.

(3)	Represents estimated lease payments with related costs for the unused and subleased portions of our Billerica, MA facility.

(4)	Includes lease payments related to the used portion of our facility at our Billerica, MA facility.

(5)	Includes licensing, R&D contract and testing services with various vendors.
     As of September 30, 2006, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of the SEC’s Regulation S-K except for the $1,265,000 security deposit in the form of irrevocable standby letter of credit issued to Mission West Properties, L.P. as described under “Interest Rate Risk.”
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
     We had investment in short-term securities of $3.6 million at September 30, 2006.
     In 2005, we entered into a Loan and Security Agreement with Silicon Valley Bank which provides us with a line of credit up to $5,000,000 and charges interest at the prime rate. With an amendment to the agreement entered in September 2006, we can borrow term loans charged at a fixed interest rate of 9.25% from September 28, 2006 to December 31, 2006 in an aggregate amount not to exceed $2,000,000. However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses.

     On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties, L.P. The agreement provides for the sale of our Hillview facility to Mission West Properties, L.P. for a price of $13.4 million in cash. Simultaneously, we entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties, L.P. We provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P.; accordingly, we have accounted for this sale and leaseback transaction as a financing transaction shown on the condensed consolidated balance sheet as “lease financing obligation.” An effective interest rate of 9.3%, which approximates our estimated borrowing rate, is used to record the interest expense over the lease term of 60 months with average lease payments of approximately $1.4 million per year. Since the interest rate of this transaction was fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
     On May 16, 2006 we placed $30.0 million of 5.5% Convertible Senior Notes due 2026. Although the rate may be increased if we do not meet certain conditions, the 2006 Notes provide for a fixed interest rate. A more detailed description of the terms of our 2006 Notes is provided in our annual report on Form 10-K for the year ended January 1, 2005 and in our Form 8-K filed with the SEC on May 22, 2006. Because the interest rates of the 2006 Notes were fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.
     Since we were not current in our SEC filings by August 15, 2006, we incurred additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 through the date that our filings became current. By September 21, 2006, we filed all late Forms 10-K and 10-Q to the SEC. In addition, if our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that our common stock becomes listed for trading on one of the national exchanges.
Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, Canadian dollar and British pound. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our condensed consolidated financial position, results of operations or cash flows for the three and nine months ended September 30, 2006 and October 1, 2005.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended January 1, 2005 that have not been remediated. Notwithstanding management’s assessment that our disclosure controls and procedures as of September 30, 2006 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the condensed consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.

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
     During the third quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there were no changes in our internal control over financial reporting during the third quarter of 2006, our management is dedicated to improving our internal controls over financial reporting and intends to continue to monitor and upgrade our internal controls as necessary or appropriate for our business.
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
     (a) Exhibits

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

SIPEX CORPORATION
DATE: November 14, 2006	/s/ Clyde R. Wallin
Clyde R. Wallin
Chief Financial Officer and Senior Vice President of Finance (Duly Authorized Officer & Principal Financial Officer)

Exhibit Index

Exhibit Number	Title
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002