Form 10-K
period 2006-12-30
SIPEX CORP
filed 2007-03-30
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2006
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2006) was approximately $57,570,000 based upon the last reported price on the Pink Sheets of $5.98 per share. The number of shares outstanding reflects a 1-for-2 reverse stock split effected by the Registrant on February 23, 2007.

The number of shares of the registrant’s common stock outstanding on March 26, 2007 was approximately 18,661,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after close of the fiscal year ended December 30, 2006 are incorporated by reference into Part III of this report.

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

i

PART I

Item 1.	Business:

Company Overview

Based in Milpitas, California, Sipex Corporation was incorporated in May 1965 under the laws of the State of Massachusetts. The state of incorporation was changed from Massachusetts to Delaware in October 2003. Sipex designs, manufactures and markets high performance, analog integrated circuits or “ICs” that primarily are used by original equipment manufacturers, or OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Some of the end product applications that contain our ICs are cellular phones, base stations, computers, DVD players, and digital cameras. Our products are sold either directly or through an international network of manufacturers’ representatives and distributors. We are a global company with operations in Asia, Europe and North America.

Hereinafter, the years ended December 30, 2006, December 31, 2005 and January 1, 2005 are also referred to as “2006,” “2005” and “2004.”

Recent Developments

In an effort to achieve significant cost savings, in the third quarter of 2005, we decided to close down the Milpitas wafer fabrication facility and transfer our IC manufacturing processes from there to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd., or Silan, in Hangzhou, China and a wafer fabrication facility operated by Episil Technologies, Inc., or Episil, in Taiwan. Definitive agreements regarding this transfer were entered into in February 2006, and the closure of the Milpitas fabrication facility was fully completed in early October 2006. In December 2006, we announced a workforce reduction plan that was implemented in response to our transitioning to a fabless semiconductor company, de-emphasizing optical products, reducing dependency on commodity products and with the goal of improving our cost structure.

On January 30, 2007, Sipex’s stockholders at a special meeting of stockholders approved a 1-for-2 reverse split. Sipex completed the reverse stock split effective at 1:31 p.m. Pacific Standard Time on February 23, 2007. All references to share and per share data have been retroactively adjusted to reflect the reverse stock split in this report except for Item 4.

On March 29, 2007, we entered into a Securities Purchase Agreement with Rodfre Holding LLC., or Rodfre, an affiliate of Future Electronics Inc., or Future, our largest distributor worldwide and an affiliate of our largest stockholder (Alonim Investment Inc.), to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to our Loan and Security Agreement with Silicon Valley Bank and to our 5.5% Redeemable Convertible Senior Notes due 2026.

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

Sipex’s Business Strategy

We supply our customers in target markets with an array of standard product choices as well as custom products, which compete on the basis of features, performance, size, and pricing. We maintain close working relationships with strategic customers. Through our close relationships, we can understand the problems that our customers are facing and will be facing which enables us to define and create our future products and technology roadmaps, and shorten our customers’ product development cycles. In addition, we have been restructuring our operations since 2002 and will continue to do so in 2007 to reduce costs, improve productivity, and improve quality.

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

We currently support our customers with over 2,500 products in three categories: power management, interface and optical storage. These products, whether custom or proprietary, are designed for specific end applications that require unique feature sets, specific electrical performance criteria (speed, precision, power, etc.), and additional system-level integration. We focus on developing these products as standard analog ICs in order to serve larger markets and reduce the risk of dependency on single customer requirements. Our interface product category represents more than one half of our total sales followed by power management and optical storage, which is our smallest product line.

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

The power management product portfolio continued to expand in 2006 with proprietary ICs including white LED drivers, DC/DC regulators and controllers. These new products deliver improved power efficiency, increased miniaturization and more power at lower output voltage levels in portable power and distributed power applications.

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

Optical Storage Products — Our optical storage product family shipped in volume started in the second quarter of 2002. During the fourth quarter of 2006, we decided to de-emphasize the optical storage products. This product family provides electronic solutions for pick-up heads used in optical storage systems, such as CD and DVD devices. Optical storage products are customized to each customer, tend to have shorter design cycles, time-to-volume and product lives than interface and power management products.

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

We have a family of laser diode drivers that control the laser diode in the pick-up head. Our devices are designed to drive two lasers at high speed. This will allow the customer to build a 780nm and 650nm system on one pick-up head for combo CD/DVD devices. We introduced our first product in this product family during 2003.

Sales, Distribution and Marketing

We sell our products to OEM customers primarily through our distributor network, as well as through a direct sales force and a network of independent sales representatives. The direct sales force consists of country managers, regional sales managers and field applications engineers who support our sales representatives, distributors and customers with technical support services. Our sales staff and field application engineers also manage, train and support our network of distributors and representatives. The sales and field applications staff are located in our Billerica, Massachusetts and Milpitas, California facilities and in field offices in China, Germany, Japan, South Korea, Taiwan, France and the United Kingdom (See Note 16 to our consolidated financial statements regarding Segment Information and Major Customers). International sales accounted for approximately 80% of net sales in each of fiscal years 2006, 2005 and 2004.

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

Future Electronics Inc.

Future, a related party, is our exclusive distributor for North America and Europe. Future is also our largest distributor worldwide, and accounted for 43%, 44%, and 39% of total net sales for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively. We have a distribution agreement that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to this distributor are made under an agreement that provides protection against market price reduction for its inventory of our products. We maintain a separate price list for products sold to Future, which is different from the prices charged to customers in direct sales transactions. On a quarterly basis, Future is permitted to return for credit up to 10% of its total purchases during the most recent three-month period (credit is reduced to 5% with a 2% scrap allowance applicable to all purchases from us starting April 1, 2006). We recognize revenue on sales to Future under the distribution agreement when it sells the products through to the end customer, which is referred to as sell-through accounting.

On September 8, 2006, we appointed two executive vice presidents working for Future to our board of directors. The board has determined that both directors are not independent within the meaning of Rule 4200(a) (15) of the NASDAQ Manual by virtue of their relationships with Future. Accordingly, the board does not appoint them to any standing committees of the board. In connection with their appointment as directors, both directors have agreed to excuse themselves from any board discussions that relate to transactions between Sipex and Future. From time to time, Future’s senior management meets with Sipex senior management to discuss strategic direction, sales and marketing considerations and other issues facing us. In addition, Future’s sales and marketing personnel frequently meet with our sales and marketing staff regarding sales prospects and other concerns related to the market for our products in a manner consistent with Future’s practices with our other distribution partners. Future has also provided information technology, accounting and other supporting services to us.

Asian Distributors

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

Customers

Our customer base is comprised of industrial distributors, OEMs, original design manufacturers, or ODMs, and electronic manufacturing services companies, or EMS. Industrial distributors provide logistical and supply chain services to their customers. (See our disclosure regarding Future, our exclusive distributor for North America and Europe under “Sales, Distribution and Marketing” above). The OEMs and ODMs use our products as components in their equipment and systems. In certain cases, we sell our products to EMS companies who buy our products and use them in the systems and subsystems they manufacture for OEMs and ODMs. Selected end users of our products include Bird Communications, Dell Computer, Hewlett-Packard, Huawei, IBM, Motorola, Nortel Networks, Panasonic, Philips, Research In Motion, Samsung, Siemens AG, Toshiba and ZTE.

Backlog

Our product backlog was approximately $14.9 million at December 30, 2006 compared to $13.0 million at December 31, 2005. The higher backlog was due to increased customer purchase order activities for delivery in

2007. We include in backlog all orders scheduled for delivery within one year. However, our business is characterized by short-term orders and shipment schedules. We generally permit orders to be canceled or rescheduled without significant penalty to customers. As a result, the quantities of our products to be delivered and their delivery schedules may be revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future shipments and/or revenues. In addition, due to the high percentage of our sales going through the distribution channel, our backlog may be affected by inventory levels at our distributors.

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

In the third quarter of 2005, we decided to transition to a “fabless” manufacturing structure and to outsource all of our wafer fabrication operations to third party suppliers and subcontractors. As such we closed the Milpitas, California fabrication facility in early October 2006 and transferred most of our wafer production to Silan, in Hangzhou, China, and Episil, in HsinChu, Taiwan. We believe this conversion will lower our manufacturing costs and enable us to pursue market opportunities where historically we were unable to provide a cost effective solution to our customers. The conversion to a fully fabless manufacturing model along with the use of third-party foundries should enable us to minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of the obsolescence of such technologies.

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

Product Quality Assurance and Reliability

We are committed to customer satisfaction and continuous improvement in all aspects of our business. This is accomplished through a comprehensive quality and reliability system founded on documented procedures. Quality tools such as statistical process control; cross-functional teaming and advanced statistical analysis are used in qualification, production processes and quality improvement activities. We maintain close relationships with our subcontractors and routinely qualify suppliers to established standards. We are ISO-9001-2000 certified and have continuously maintained our ISO certification since 1996. The Milpitas facility was ISO-14000 certified in 2005 and recertified to both ISO standards in 2006.

Patents, Licenses and Trademarks

We seek to protect our proprietary technology through patents and trade secret protection. Currently, we hold a number of patents expiring between now and 2021 and have additional United States patent applications pending, although we cannot offer assurance that any patents will result from these applications. In 2006, we substantially increased our spending on intellectual property protection and plan to significantly expand our intellectual property portfolio. In addition to seeking patent coverage for our products and manufacturing technology, we believe that our success heavily depends on the technical expertise and innovative abilities of our personnel. Accordingly, we also rely on trade secrets and confidential technological know-how in the conduct of our business. We cannot offer assurance that our patents or applicable trade secret laws will provide adequate protection for our technology against competitors who may develop or patent similar technology or reverse engineer our products. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America. Pursuant to license agreements, we pay a royalty to Maxim Integrated Products for certain interface product sales.

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

We spent $17.3 million in 2006, $17.2 million in 2005 and $14.7 million in 2004 on research and development, representing 22.0%, 23.7% and 19.5% of net sales for these years, respectively. The decrease in 2006 as a percentage of net sales was primarily due to the increase in net sales. We expect to focus more on the productivity of our research and development investment through better product definition, consistent strategy and improved tools. Overall expenditures in support of research and development activity are likely to decrease in absolute dollars in the near future in conjunction with the planned closure of the design center in Belgium which supported our optical products.

Our ability to compete depends in part upon continued introduction of technologically innovative products on a timely basis. Research and development efforts are directed primarily at designing and introducing new products and technologies. We seek to continually upgrade our internal technology while also working with foundries to develop new technologies for new generations of products. In addition, we seek to continually refine the practices and technology used to manufacture our products to improve product yields.

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

Employees

At December 30, 2006, we had 285 full-time employees including 83 in manufacturing, 74 in engineering, 85 in sales and marketing, and 43 in finance and administration. At December 31, 2005, we had 357 full-time employees including 154 in manufacturing, 83 in engineering, 71 in sales and marketing, and 49 in finance and administration.

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

Item 1A.	Risk Factors:

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate.

Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales and profitability from period-to-period, including:

•	the cyclical nature of the semiconductor industry;

•	the volatility of the optical device market;

•	competitive pressures on selling prices;

•	the mix of product sales, as our margins vary across product lines;

•	the timing and cancellation of customer orders;

•	the effect of the timing of sales by our resellers may have on our reported results as a result of our sell-through revenue recognition policies;

•	our ability to maintain and expand our distributor relationships;

•	our ability to design and manufacture products to meet customers’ and distributors’ specifications and expectations;

•	our ability to introduce new products and technologies on a timely basis;

•	market acceptance of our products and our customers’ products;

•	the introduction of products and technologies by our competitors;

•	the level of orders received that can be shipped in a quarter;

•	delays in shipments from our fabrication plants to assembly houses;

•	the availability of foundry capacity, raw materials and assembly and test capacity;

•	our ability to manufacture and have products manufactured for us, the correct mix to respond to orders on hand and new orders received in the future;

•	fluctuations in yields;

•	changes in product mix;

•	the level of future product returns;

•	the timing of investments in research and development, including tooling expenses associated with product development, process improvements and production;

•	costs associated with increased regulation of corporate governance and disclosure and risks of non-compliance with such regulation; and

•	the overall economic conditions in the United States and abroad.

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

We believe that the cash, cash equivalents and investments on hand, the cash we expect to generate from operations and borrowings under our bank line of credit and unsecured promissory note facility will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities during and/or beyond that time. We could raise these funds by selling more stock to the public or to selected investors, or by borrowing money.

In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through other arrangements. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

It is possible that our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	whether we are able to reduce our recent negative cash flows;

•	the market acceptance of our products;

•	volume price discounts;

•	the levels of inventory and accounts receivable that we maintain;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	our competitors’ response to our products;

•	our relationships with suppliers and customers;

•	capital expenditures for equipment to meet customer demand for our products;

•	technological advances, and

•	the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace.

In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

Our management has identified certain “material weaknesses” in the design and operation of our internal controls, which, if not adequately addressed, could result in accounting errors, call into question the accuracy of our financial results.

For the year ended January 1, 2005, our management informed the Audit Committee that they identified “material weaknesses,” as defined by the Public Company Accounting Oversight Board (PCAOB), in the design and operation of our internal controls. These weaknesses related to entity-level control activities, revenue accounting and controls related to the financial closing process.

For the years ended December 31, 2005 and December 30, 2006, we were not an accelerated filer, and therefore we are not required to make the annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and our independent registered public accounting firm is not required to issue a separate attestation on management’s assessment of our internal control over financial reporting under Item 308(b).

During fiscal year 2006, our management continued efforts to improve our internal controls over financial reporting, in particular to remediate the material weaknesses reported as of January 1, 2005. Our management believes that these efforts have or are reasonably likely to have, a material improvement on the design and effectiveness of our internal controls over financial reporting and to remediate the material weaknesses. However, as we were not an accelerated filer, and therefore not subject to the requirements of Item 308(a) and Item 308(b) of Regulation S-K, as noted above, there can be no assurance that we have fully remediated the material weaknesses reported as of January 1, 2005 or that our internal control over financial reporting is effective.

Our ability to implement our business plan successfully in a volatile market requires effective management systems and a system of financial processes and controls. We have identified a need to further evaluate and improve our sell-through accounting systems and procedures as well as our inventory valuation estimation procedures and tools. In addition, we have begun the process of implementing a new enterprise requirements planning system, which is expected to be completed in 2008. During the process of preparing our consolidated financial statements, we have continued to experience some delays and difficulties due to reliance on manual reconciliations and analyses. If we are unable to maintain an adequate level of processes and controls and improve our systems and procedures, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected.

If we are unable to accurately forecast demand for our products, we may be unable to efficiently manage our inventory.

Due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. As a consequence of inaccuracies inherent in forecasting, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely affect customer relations and surpluses can result in larger-than-desired inventory levels, which can adversely affect our financial position. In the fourth quarter of 2006, we experienced an abrupt reduction in customer demand and internal forecast for sales of our products resulting in inventory write-down of $3.5 million and additional charges of $1.4 million related to provision for purchase commitments on excess inventories.

We are not currently listed on a national exchange or market, and can offer no assurance that we will ever be listed.

As a result of our failure to timely file our annual report on Form 10-K for the year ended January 1, 2005 and our quarterly report on Form 10-Q for the three months ended April 2, 2005, we were delisted from the Nasdaq Global Market effective June 23, 2005, and our common stock is not currently listed on any national stock exchange or market. In order to be eligible for re-listing on the Nasdaq Global Market we must meet Nasdaq’s initial listing criteria. We cannot assure you that we will be able to meet these criteria or that our common stock will ever be relisted on the Nasdaq or listed on any other national stock exchange or market. Our common stock is currently traded on the Pink Sheets, LLC electronic trading system for over-the-counter securities, which has not historically provided investors with the level of liquidity found in other markets and exchanges.

We may face unforeseen complications from the transfer our manufacturing processes to Silan in China and Episil Technologies in Taiwan.

We have transferred our manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the closure of the Milpitas, California wafer fabrication facility. The transfer has been a complicated and time-consuming process that has been met with significant unforeseen complications that delayed the integration transfer and required additional allocation of our resources. There can be no guarantees that additional unforeseen integration issues will not arise in the future related to the integration that could cause additional delays which could materially adversely affect our ability to timely produce our products for distribution.

In addition, the parties may be unable to achieve all or any of the expected benefits of the relationship within the anticipated time-frames. The anticipated synergies between Sipex and Silan or Episil may not be as significant as originally expected. The market for our products in China may not grow as rapidly or as large as both parties currently anticipate. The manufacturing processes and wafer testing for certain products may not be qualified by Sipex following the transfer from Sipex to Silan or Episil or the qualification process may take significantly longer than currently expected. This could result in additional operating costs, loss of customers, and business disruption.

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

Our success also depends upon our ability to accurately specify and certify the conformance of our products to applicable standards and to develop our products in accordance with customer requirements. We may not be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. We may not be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand. Furthermore, we cannot guarantee that these products will achieve market acceptance.

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

For the fiscal years 2006, 2005 and 2004 approximately 77%, 83%, and 83%, respectively, of our net sales were from shipments of our products to distributors who sell directly to OEMs. Our agreements with distributors contain limited provisions for return of our products, including stock rotations whereby distributors may return a percentage of their purchases from us based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce our income, delay recognition of revenue and impact our ability to accurately predict cash flow.

We may not successfully expand our sales and distribution channels.

An integral part of our strategy is to expand our sales and distribution channels, particularly internationally. We are increasing resources dedicated to developing and expanding these channels but we may not be successful in doing so. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenues we receive for each sale will be less than if we had sold the same product to the customer directly. Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Even if we successfully expand our distribution channels, any new distributors may not have the technical expertise required to market and support our products successfully. If distributors do not provide adequate levels of services and technical support, our customers could become dissatisfied, we could be required to devote additional resources for customer support and our brand name and reputation could be negatively impacted. Our strategy of marketing products directly to our customers and indirectly through distributors may result in distribution channel conflicts.

We derive a substantial portion of our revenues from Future, a related party, and our revenues would likely decline significantly if Future elected not to make, cancel, reduce or defer purchases of our products.

Future is a related party and has historically accounted for a significant portion of our revenues. Future is our largest distributor worldwide and accounted for 43%, 44% and 39% of total net sales in fiscal 2006, 2005 and 2004, respectively. We anticipate that sales of our products to Future will continue to account for a significant portion of our revenues. The loss of Future as a distributor, or a significant reduction in orders from Future would materially and adversely affect our operating results, our business, our financial condition and our stock price.

We have a distributor agreement with Future that provides for Future to act as our sole distributor for certain products within North America and Europe. If Future were to cease distributing these products, we could experience a reduction in sales as we locate replacement distributors for these products. Sales to Future are made under an agreement that provides protection against price reduction for their inventory of our products. As such, we could be exposed to significant liability if the inventory value of the products held by Future declined dramatically. Our distributor agreement with Future does not contain minimum purchase commitments. As a result, Future could cease purchasing our products with short notice to us. In addition, Future may defer or cancel orders without penalty, which would likely cause our revenues, our business, our financial condition and our stock price to decline.

Affiliates of Future, our largest distributor, beneficially own a significant percentage of our common stock, which will allow them to significantly influence matters requiring stockholders’ approval and could discourage potential acquisition of our Company.

As of December 30, 2006, the affiliates of Future held approximately 8.6 million shares of our common stock, or approximately 47%, of our outstanding common stock and held 50% of our outstanding 5.5% Redeemable Convertible Senior Notes due 2026. We have also entered into a Securities Purchase Agreement with Rodfre pursuant to which we may issue to Rodfre up to $10.0 million of 9% unsecured junior notes. In addition, two members of our board of directors, Dan Casey and Pierre Guilbault, are representatives of Future. Due to its ownership of a significant percentage of our common stock and our convertible debt, Future will be able to exert significant influence over, and effectively control, actions requiring the approval of our stockholders, including the election of directors, many types of change of control transactions and amendments to our charter documents. The significant ownership percentage of Future could have the effect of delaying or preventing a change of control of Sipex or otherwise discouraging a potential acquirer from obtaining control of Sipex. Conversely, by virtue of Future’s percentage ownership of our stock and debt, Future could facilitate a takeover transaction that our board of directors did not approve.

Occasionally, we enter into agreements that expose us to potential damages that exceed the value of the agreement.

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

Our international sales (sales to customers outside the United States) in the year ended December 30, 2006 were $62.7 million, or 80% of total net sales and $58.0 million and $60.3 million for the years ended 2005 and 2004, respectively, and 80% of total net sales for both years of 2005 and 2004. There can be no assurance that economic and geopolitical troubles in any area of the world will not have a material adverse effect on our business, results of operations and financial condition.

Our inability to meet any increase in demand could reduce our market share.

Demand shifts in the semiconductor industry are rapid and difficult to predict, and we may not be able to respond quickly enough to an increase in demand, if any. Our ability to increase sales of our products depends, in part, upon our ability to optimize the use of our manufacturing and suppliers’ manufacturing capacities in a timely manner and, if necessary, expand our manufacturing and suppliers’ manufacturing capacities. If we are unable to respond to rapid increases in demand, if any, for our products on a timely basis or to manage any corresponding expansion of our manufacturing capacity effectively, our customers could increase their purchases from our competitors, which would reduce our market share.

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

We compete in markets that are intensely competitive, and which are subject to both rapid technological change and continued price erosion. Our competitors include many large domestic and foreign companies that have substantially greater financial, technical and management resources than we have. Loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which would affect our operating results and financial condition. To remain competitive, we continue to evaluate our manufacturing operations, looking for additional cost savings and technological improvements. If we are not able to successfully implement new process technologies and to achieve volume production of new products at acceptable yields, our operating results and financial condition may be affected. In addition, if competitors in Asia reduce prices on commodity products, it would adversely affect our ability to compete effectively in that region. Our future competitive performance depends on a number of factors, including our ability to:

•	accurately identify emerging technological trends and demand for product features and performance characteristics;

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors;

•	bring products to market on a timely basis at competitive prices;

•	respond effectively to new technological changes or new product announcements by others;

•	increase device performance and improve manufacturing yields;

•	adapt products and processes to technological changes; and

•	adopt or set emerging industry standards.

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

We have begun the process of implementing a new enterprise resource planning and financial accounting and planning system, and integrating this new system with our customer relationship management system and our product management system. Implementation of the new management information system, including the integration with other systems, is a very complex and time consuming process that requires significant financial resources and personnel time, as well as unifying operating policies and procedures to ensure that the total system operates efficiently and effectively. Further delays or any errors in the implementation could result in additional costs and cause disruptions to our business, which could adversely affect our ability to accurately report our financial results on a timely basis, comply with our periodic reporting requirements on a timely basis and could have a material adverse effect on our business, financial condition and operating results.

A failure of our information systems would adversely impact our ability to process orders for and manufacture products.

We operate a multinational business enterprise with manufacturing, administration and sales groups located in Asia, Europe and North America. These disparate groups are connected by a virtual private network-based enterprise resource planning system, where daily manufacturing operations and order entry functions rely on maintaining a reliable network among locations. Any failure of our computer network or our enterprise resource planning system would impede our ability to schedule orders, monitor production work in process and ship and bill our finished goods to our customers.

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

The manufacturing processes for our products are very complex, which may result in manufacturing difficulties.

The manufacturing processes for our products are highly complex and are continuously being modified in an effort to improve yields and product performance. Process changes can result in interruptions in production or significantly reduced yields causing product introduction or delivery delays. In addition, yields can be adversely affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and are time-consuming or expensive to remedy. From time to time we have experienced unfavorable yield variances. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that our foundries or the foundries of our suppliers will not experience unfavorable yield variances or other manufacturing problems that result in delayed product introduction or delivery delays. This risk is particularly significant in the near term as we transfer our manufacturing processes to Silan and Episil.

We increasingly rely on outside foundries to supply certain of our wafers and those foundries may not produce at acceptable levels.

Beginning in 2006, we began to increasingly rely on outside foundries to supply certain of our fully processed semiconductor wafers. There can be no assurance that we will not be totally dependent on outside foundries. This reliance on outside foundries presents the following potential risks:

•	lack of adequate wafer supply;

•	limited control over delivery schedules;

•	unavailability of or delays in obtaining access to key process technologies; and

•	limited control over quality assurance, manufacturing yields and production costs.

Additionally, we do not have a guaranteed level of production capacity at any of these foundries with the exception of two of our foundries for whom we provide minimum purchase commitments in accordance with our supply agreements. The ability of each foundry to provide wafers to us is limited by the foundry’s available capacity, and the foundry’s allocation of its available capacity among multiple customers. There can be no assurance that our third party foundries will allocate sufficient capacity to satisfy our requirements. We have experienced decreased allocations of wafer supplies from our suppliers in the past, which reduced our capacity to ship products, and, thus, recognize revenues. Furthermore, any sudden reduction or elimination of any primary source or sources of fully processed wafers could result in a material delay in the shipment of our products. If any other delays or shortages occur in the future, our business and operating results will be negatively impacted.

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

The facilities of certain of our significant customers and third-party wafer suppliers are located in areas that are susceptible to earthquakes and other natural disasters. Damage caused by earthquakes or other natural disasters may result in shortages in water or electricity or transportation, which could limit the production capacity of our wafer facility or the ability of certain of our subcontractors to provide needed products. Any reduction in production capacity or the ability to obtain fully processed semiconductor wafers could cause delays or shortages in our product supply, which would negatively impact our business. If the facilities of our customers or our third party wafer suppliers are damaged by future earthquakes or other natural disasters, it could have a materially adverse effect on our business.

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

In addition, we may transition the testing of our products to new assembly houses. If the transition does not proceed smoothly, this could also result in delays in the shipment of our products.

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

We substantially increased our outstanding indebtedness with the issuance of 5.5% Redeemable Convertible Senior Notes Due 2026, and we may not be able to pay our debt and other obligations.

In May 2006 we issued notes in the aggregate principal amount of $30.0 million in a private placement to Future and certain institutional investors. As of December 30, 2006, $30.2 million with interest remained outstanding under the notes. The notes accrue interest at a rate of 5.5% per annum, subject to adjustment, with accrued interest payable on May 15 and November 15 of each year. The interest rate is subject to increase upon failure to comply with certain covenants, such as our failure to be listed on a national exchange such as the New York Stock Exchange or the Nasdaq Global Market or our failure to have declared effective a registration statement registering the notes, warrants and underlying shares of our common stock. As a result of our failure to comply with these conditions we are effectively obligated to pay up to an additional 2.7% of interest on the notes, and our current effective interest rate is 8.2% per annum. By issuing the notes we increased our indebtedness substantially. In addition, the holders of the notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments. The holders of the notes also have the option of causing us to repurchase the notes for cash at a price equal to the principal amount of the notes plus accrued interest on each of May 15, 2011, May 15, 2016, or May 15, 2021 or upon a change of control (as defined in the notes). An event of default would occur under the notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the notes, certain defaults on our indebtedness, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the notes. Upon the occurrence of an event of default, our obligations under the notes may become due and payable in accordance with the terms thereof.

If the investors in our 5.5% Redeemable Convertible Senior Notes Due 2026 convert their notes or exercise their warrants, it will have a dilutive effect upon our stockholders.

In May 2006 we issued notes and warrants to Future and certain institutional investors. Pursuant to the terms of these notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $5.36 per share, subject to certain adjustments, such as for stock splits and certain other situations specified in the notes. Subject to certain conditions, we can automatically convert all of the outstanding notes into common stock if the average price of our common stock exceeds 150% of the then effective conversion price for any 20 trading days during any 30-day period. The warrants are exercisable at any time on or before May 18, 2011 at an exercise price of $6.432 per share, subject to certain adjustments similar to the provisions set forth in the notes. If the note holders convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. If the note holders were to convert the remaining unconverted notes in full at the current conversion price, we would be obligated to issue an additional 5.6 million shares of common stock. If such holders were to exercise the remaining warrants in full at the current exercise price, we would be obligated to issue 419,776 shares of common stock, for an aggregate of 6.0 million shares of our common stock. These 6.0 million shares would represent approximately 25% of the then outstanding shares of common stock (assuming such conversion and exercise as of December 30, 2006). In addition, if such holders or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

Our stock price has been volatile and could continue to remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the semiconductor manufacturing and electronic markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments:

Not Applicable

Item 2.	Properties:

Our corporate office is located in Milpitas, California. Information regarding our principal plants and properties as of December 30, 2006 appears below:

		Approximate		Lease
		Facility Size	Owned or	Expiration
Location	Description	(Square Feet)	Leased	Date

Milpitas, CA	Manufacturing/Design Center/General Office	95,700	Leased	3/20/2011
Billerica, MA	Design Center/General Office	64,260	Leased	1/30/2008
Zaventem, Belgium	Design Center/General Office	6,660	Leased	2/28/2012
Ipoh, Perak, Malaysia	Warehouse	3,430	Leased	6-month notice
Pointe-Claire, Ontario, Canada	General Office	3,200	Leased	1/31/2008
Munich, Germany	General Office	2,740	Leased	3/31/2010
Taipei, Taiwan	General Office	2,600	Leased	3/31/2008
Tokyo, Japan	General Office	2,500	Leased	1/31/2009
Shanghai, China	General Office	1,670	Leased	11/19/2007
Shenzhen, China	General Office	1,310	Leased	4/25/2007
Beijing, China	General Office	1,180	Leased	9/10/2008
Seoul, South Korea	General Office	1,130	Leased	5/29/2008
Toronto, Ontario, Canada	Design Center	1,000	Leased	4/30/2010

We believe that our existing facilities adequately serve our current needs. We have sublet a portion of the facility located in Billerica, Massachusetts.

Item 3.	Legal Proceedings:

See Note 14 to our consolidated financial statements for the discussion of legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders:

The Company held an Annual Meeting of Stockholders on November 30, 2006 and a Special Meeting of Stockholders on January 30, 2006. The record date was October 2, 2006 and December 14, 2006, respectively, for the Annual Meeting and the Special Meeting of Stockholders. The number of shares issued, outstanding and eligible to vote as of the record date was 35,585,148 and 35,785,885, for the Annual Meeting and the Special Meeting of Stockholders, respectively. The reverse stock split was not effective until February 23, 2007. This means that the following voting results reflect pre-reverse stock split security holder figures.

At the Annual Meeting of Stockholders of Sipex, the following numbers of votes were cast for the matters indicated:

1. The proposal of amending the Company’s Certificate of Incorporation to effect a one-for-three Reverse Stock Split of the outstanding shares of Sipex’s Common Stock.

FOR	30,598,039
AGAINST	530,425
ABSTAIN	35,381

2. The proposal of amending the Company’s Certificate of Incorporation to reset the classes of members of the Board of Directors:

FOR	20,177,247
AGAINST	1,867,919
ABSTAINT	176,941
NON-VOTES	8,941,738

3A. The proposal of election of Directors if Proposal 2 is approved by the Stockholders.

Directors	For	Withheld

Thomas Redfern — Class I	29,313,796	1,850,049
John Arnold — Class I	29,309,296	1,854,549
Ralph Schmitt — Class II	29,394,529	1,769,316
Brian Hilton — Class II	29,398,396	1,765,449
Dan Casey — Class III	29,394,129	1,769,716
Pierre Guilbault — Class III	29,309,529	1,854,316
Alan Krock — Class III	29,412,254	1,751,591

3B. The proposal of election of Directors if Proposal 2 is not approved by the Stockholders.

Directors	For	Withheld

Brian Hilton — Class II	29,398,396	1,765,449
John Arnold — Class II	29,309,296	1,854,549
Pierre Guilbault — Class II	29,309,529	1,854,316
Alan Krock — Class III	29,412,254	1,751,591
Ralph Schmitt — Class III	29,394,529	1,769,316

4. The proposal of ratification of the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm from the fiscal year ending December 30, 2006.

FOR	30,987,377
AGAINST	167,071
ABSTAIN	9,397

5. The proposal of approval the 2006 Equity Incentive Plan.

FOR	20,096,503
AGAINST	2,107,202
ABSTAIN	18,402
NON-VOTES	8,941,738

As a result of the votes cast at the Annual Meeting of Stockholders of Sipex, the proposals under items 1, 2, 3A, 4 and 5 listed above were approved by our stockholders. Given that the proposal under item 3A was approved, stockholders’ action on the proposal under item 3B had no practical effects.

At the Special Meeting of Stockholders of Sipex, the following numbers of votes were cast for the matter indicated:

1. To approve the grant of discretionary authority to the Board of Directors to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split for the Company’s issued common stock at any time prior to March 30, 2007, at one of the following ratios (the exact ratio to be determined by the Board of Directors); one share for one and one-half shares, one share for two shares, or one share for two and one-half shares.

FOR	27,793,948
AGAINST	275,229
ABSTAIN	55,779

As a result of the votes cast at the Special Meeting of Stockholders of Sipex, this proposal was approved by our stockholders.

Executive Officers of Sipex

Information relating to the executive officers of Sipex is set forth below. All officers held office as of December 30, 2006, except as noted.

Name, Age & Position	Business Experience

Ralph Schmitt — Age 46 Chief Executive Officer and Director	Mr. Schmitt joined Sipex in June 2005 as chief executive officer and member of the board of directors. Mr. Schmitt received his BSEE from Rutgers University and began his career as a computer and communications system hardware designer. Prior to joining Sipex, Mr. Schmitt was the vice president of sales and marketing at Cypress Semiconductor Corporation. Mr. Schmitt had also served on the boards of Cypress subsidiaries, Silicon Light Machines and Cypress Microsystems, and on the board of Azanda Networks. He also currently serves on the board of StarGen, Inc., a privately held company.
Clyde R. Wallin — Age 53 Chief Financial Officer and Senior Vice President of Finance	Mr. Wallin joined Sipex in April 2004 as chief financial officer and senior vice president of Finance. Previously, from October 2002 to April 2004, Mr. Wallin served as chief financial offers of iWatt, Inc., a private analog semiconductor company. Prior to iWatt, from September 2000 to October 2002, Mr. Wallin was the chief financial officer for Kendin Communications, which was acquired by Micrel, Inc., and after this acquisition Mr. Wallin continued with Micrel, Inc. Mr. Wallin earned a Bachelors of Science in Economics from the University of Oregon and an MBA in Finance from the University of Chicago.
Rick C. Hawron — Age 52 Senior Vice President Worldwide Sales	Mr. Hawron joined Sipex in February 2004 and left Sipex in January 2007 as senior vice president of worldwide sales. Prior to joining Sipex, Mr. Hawron was the corporate vice president at Future Electronics Inc. Mr. Hawron was employed by Future Electronics Inc. for 27 years in various capacities around the globe, including vice president and managing director for Europe.
Ed Lam — Age 46 Senior Vice President Marketing and Business Development	Mr. Lam is senior vice president of marketing and business development. He joined Sipex in September 2005, and has over 20 years of analog semiconductor industry experience with National Semiconductor Corporation. Mr. Lam earned his BSEE from San Francisco State University.
Joel Camarda — Age 58 Senior Vice President of Operations	Mr. Camarda joined Sipex in November 2005 as senior vice president of operations. Mr. Camarda started his career as a senior Manufacturing engineer for National Semiconductor Corporation and later worked for companies including Rockwell and Cypress Semiconductor Corporation. Mr. Camarda has over 30 years of semiconductor industry experience. Prior to joining Sipex, Mr. Camarda worked for Kulicke & Soffa (K&S) Industries, where he served as the vice president of operations for their test products division. Prior to K&S, he worked for Silicon Storage Technology, Inc. Mr. Camarda earned his BS in Engineering from New York University’s School of Engineering.

Name, Age & Position	Business Experience

Lee Cleveland — Age 44 Senior Vice President of Engineering	Mr. Cleveland joined Sipex in September of 2003. Mr. Cleveland was promoted to senior vice president of engineering, effective October 1, 2005. Mr. Cleveland has held various technical and management positions at AMD and Sipex. Mr. Cleveland graduated from UC Berkeley with a degree in Electrical Engineering.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Delisting from the Nasdaq Global Market

From April 2, 1996, the date of our initial public offering, our common stock was available for quotation on the Nasdaq Global Market under the symbol “SIPX.”

On April 5, 2005, we received a Staff Determination notice from the Nasdaq Global Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed the Annual Report on Form 10-K for the year ended January 1, 2005. The notice stated that our securities would be delisted from the Nasdaq Global Market at the opening of business on April 14, 2005. On May 17, 2005, we received a Staff Determination notice from the Nasdaq Global Market stating we were not in compliance with Nasdaq’s Marketplace Rule 4310(c) (14) because we had not yet filed the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 and that the Nasdaq Listing Qualifications Panel (the “Panel”) would consider the filing delinquency in rendering a determination regarding the continued listing on the Nasdaq Global Market. We addressed the issues related to the delays in filing our Quarterly Report on Form 10-Q for the period ended April 2, 2005 and Annual Report on Form 10-K for the year ended January 1, 2005 and our request for continued listing on the Nasdaq Global Market, at an oral hearing before the Panel on May 19, 2005.

On June 23, 2005, we were delisted from the Nasdaq Global Market. On February 22, 2007, we announced a 1-for-2 reverse stock split effective February 23, 2007. Sipex’s trading symbol was changed to “SXCP” effective March 1, 2007. The quotation of our common stock currently appears on the Pink Sheets, an electronic quotation system with a trading symbol “SXCP” where market makers and brokers can submit bid and ask prices on a daily basis.

On December 7, 2006, we announced that we had filed an application for listing on the Nasdaq Global Market. On March 22, 2007, we attended a hearing before the Nasdaq Hearing Department regarding our application for listing and are currently awaiting a decision from the Nasdaq Global Market. We cannot provide assurance that our common stock will continue to be eligible for trading or quotation on this or any alternative exchanges or markets.

The following table sets forth, for the period indicated, the high and low closing sale prices per share as reported on the Nasdaq Global Market or on the Pink Sheets for the periods:

Quarterly Stock Market Data

	Dec. 30,	Sept. 30,	July 1,	April 1,
Fiscal 2006	2006	2006	2006	2006

Stock price range per share:
High	$9.62	$7.10	$6.90	$6.00
Low	6.36	5.50	5.36	3.22

	Dec. 31,	Oct. 1,	July 2,	April 2,
Fiscal 2005	2005	2005	2005	2005

Stock price range per share:
High	$3.90	$4.96	$4.28	$9.00
Low	2.58	3.30	2.30	4.02

As of December 30, 2006, there were 61 stockholders of record. We believe that as of December 30, 2006, the number of beneficial holders of common stock exceeded 2,800. The last reported sale price of the common stock on March 26, 2007 was $8.58 per share, as quoted on the Pink Sheets electronic trading market. We have never declared or paid a cash dividend on our capital stock. We currently intend to retain all of our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our bank and the holders of our 5.5% Redeemable Convertible Senior Notes Due 2026 have imposed dividend restriction on us.

The information required by Item 201(d) is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders, to be filed with the Commission no later than 120 days after the close of the fiscal year ended December 30, 2006, under the caption “Equity Compensation Plan Information.”

The following performance graph compares the percentage change in the cumulative total stockholder return on the Company’s Common Stock during the five year periods from December 2001 through December 2006, with the cumulative total return on (i) the S&P 500 Semiconductors Index and (ii) the Nasdaq Composite Index. The comparison assumes $100 was invested on December 31, 2001 in the Company’s Common Stock, the S&P 500 Semiconductors Index and the Nasdaq Composite Index and assumes reinvestment of dividends, if any.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

	Indexed Returns Years Ending
	Base Period
Company/Index	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Sipex Corp.	$100	$29	$60	$36	$12	$37
NASDAQ Composite Index	$100	$72	$107	$117	$121	$137
S&P 500 Semiconductors Index	$100	$49	$96	$76	$85	$78

During February 2004, Alonim Investments Inc., or Alonim, one of the affiliates of Future, exercised rights to convert promissory notes from us into our common stock for 2.3 million shares, which have not been registered with the SEC (See Note 2 to our consolidated financial statements for Related Parties). Likewise, on August 5, 2004, Alonim exercised an outstanding warrant to purchase 450,000 shares of our common stock at an exercise price of $5.8916 per share for a total of $2,651,000. These transactions were conducted pursuant to certain private placement exemptions from the registration requirements of the Securities Act. In connection with the warrant exercise, we also agreed to modify certain standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of our issued and outstanding voting capital stock and (ii) 42.5% of our issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of our voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 20,000,000 (as adjusted for stock dividends, splits or like transactions). We used the proceeds from these transactions to help finance our working capital needs. In addition, on August 9, 2004, Alonim purchased 1.25 million shares of our common stock on the open market.

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

On May 16, 2006, we placed $30.0 million of 5.5% Redeemable Convertible Senior Notes due 2026, or the 2006 Notes, in a private placement. Rodfre, an affiliate of Alonim and of Future, purchased 50% of the 2006 Notes, or $15.0 million aggregate principal amount, sold in this offering. The remainder of the 2006 Notes was purchased by other accredited investors. We have used the net proceeds of $28.7 million from the private placement for general corporate purposes. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $5.36 per share. If fully converted, the principal amount of the 2006 Notes would convert into approximately 5,597,015 shares of our common stock. In conjunction with the issuance of the 2006 Notes, we issued warrants to purchase an aggregate of 839,552 shares of our common stock to the investors. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $6.432 per share. On December 21, 2006, Rodfre exercised its warrant to purchase 419,776 shares of our common stock in cash at $6.432 per share. As of December 30, 2006, the affiliates of Future held 8.6 million shares, or 47% of our outstanding capital stock.

A more detailed description of the terms of the 2006 Notes is provided in our Form 8-K filed with the SEC on May 22, 2006.

Item 6.	Selected Financial Data:

Selected financial data for the last five years appear below (in thousands, except per-share, ratio and percentage data):

	Years Ended
Operating Results:	2006	2005	2004	2003	2002

Net sales	$78,750	$72,674	$75,453	$36,535 **	$66,260
Gross profit (loss)	9,351	13,749	11,796	(9,068)**	(8,488)
As a % of net sales	11.9%	18.9%	15.6%	(24.8)%	(12.8)%
Depreciation and amortization	9,410	10,952	6,559	7,587	7,675
Research and development expenses	17,332	17,248	14,710	13,252	12,944
Loss from operations	(38,866)	(38,515)	(23,066)	(38,495)	(47,455)
Loss before income taxes	(41,109)	(37,915)	(22,881)	(39,489)	(47,542)
Net loss	(41,234)	(38,107)	(22,748)	(39,807)	(79,276)
As a % of net sales	(52.4)%	(52.4)%	(30.1)%	(109.0)%	(119.6)%
Net loss per common share — basic and diluted	$(2.32)	$(2.14)	$(1.38)	$(2.82)	$(5.84)
Cash and cash equivalents	$13,041	$1,969	$15,523	$18,338	$6,489
Short-term investment securities	2,388	—	249	2,994	9,980
Restricted cash equivalents and securities	407	1,000	1,838	—	—
Total assets	59,549	50,442	88,066	101,296	98,786 *
Long-term obligations	39,474	621	1,294	21,929	10,455
Working capital (deficit)	11,977	(3,385)	14,346	24,468	27,775
Current ratio	1.4	0.9	1.5	2.0	3.0
Purchase of property, plant and equipment	3,799	878	1,921	2,024	4,108
Stockholders’ equity (deficit)	(8,125)	22,521	60,080	54,233	74,520

*	The 2002 decrease in total assets was mainly due to the establishment of a 100% valuation allowance of $31.9 million for deferred tax assets, the disposition of machinery and equipment with a net book value of $6.7 million and a $3.0 million write-off of goodwill.

**	The decrease in net sales and increase in gross loss in 2003 were primarily due to non-cash charges as a reduction to sales of $14.1 million in 2003 reflecting the fair value of conversion rights related to the 2003 convertible note issued to Future, a related party, and $12.6 million initial impact for the revenue values of our products in the distribution channel upon conversion to sell-through accounting.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read together with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

Significant Developments

In December 2006, we announced a workforce reduction plan that was implemented in response to our transitioning to a fabless semiconductor company, de-emphasizing optical products, reducing dependency on commodity products and with the goal of improving our cost structure. As a result, we recorded total restructuring costs of $1.1 million related to employee severance compensation, including $0.1 million for vesting acceleration of stock options in lieu of a severance payment for a senior executive officer. Of the $1.1 million, $0.1 million was paid during December 2006. Our current business plans focus our product development and marketing programs toward a greater emphasis on our power management and interface products as we believe these products align greater development synergies and provide greater opportunities for growth and profitability in contrast to other areas such as our optical products.

On September 20, 2006, we announced that we had received a notification from the Staff of the SEC that the investigation into matters related to our historical financial reports and revenue recognition practices had been terminated, and no enforcement had been recommended to the SEC with respect to the Company.

On September 8, 2006, we announced the appointment of Pierre Guilbault, Dan Casey, both members of the senior management team of Future, an affiliate of our largest stockholder, and Alan Krock, CFO of PMC Sierra, to our board of directors.

Based upon our plans initially announced in the third quarter of 2005, in early October of 2006, we completed the shut down of our Milpitas wafer fabrication operations. The products that we formerly manufactured at the Milpitas fab are now manufactured by our wafer fab partner Silan and a wafer fab operated by Episil. We anticipate the financial impact of this transition will require multiple quarters to be realized in our operating results as we sell through higher cost inventory manufactured at our Milpitas fab. The conversion to a fully fabless manufacturing model along with the use of third-party foundries should enable us to minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of the obsolescence of such technologies.

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

On September 21, 2006, we filed our Forms 10-Q Quarterly Reports with the SEC for the first and second quarters of 2006. Together with these reports, along with our Form 10-K/A and Form 10-K for 2005, our Form 10-K for 2004 and our Forms 10-Q for 2005, we became current with our periodic SEC reporting requirements.

Business Overview

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

We focus on several key areas to drive operating and financial performance, including product mix, new product introductions, cost reductions, manufacturing yield improvements and productivity. All of these key areas are interrelated and important in achieving improved gross margin.

Product mix between our three product families and the sale of new products within each of our product families can significantly impact overall gross margin. Power management product margins have a wide range depending on the mix of sales within this product family. The very high volume commodity products sold into the Asian market, such as power regulators, typically have lower product margins. By contrast, our advanced power management product offerings, such as white LED (light emitting diode) drivers, and our Power Bloxtm family, are newer products, and contribute typically higher product margins. Many Interface products are commodity products as well, but overall the product family typically has more moderate margins, because of our higher margin multi-protocol interface products and our newer low-voltage interface products. Optical storage product margins are typically within range of our average product margin. The products in this family are typically proprietary, but alternative suppliers have introduced competitive solutions.

Capacity utilization of our wafer fabrication facility in Milpitas, California was historically an important factor in driving gross margin improvement. In the past, a large portion of our fabrication cost structure was fixed, such as depreciation and payroll expense for process engineering and manufacturing support, and this structure provided for lower per unit costs as the volume of completed wafers increased. In the third quarter of 2005, we decided to outsource all of our wafer fabrication operations and in October 2006, we completed the shut-down of our Milpitas,

California wafer fabrication facility. We believe that this transition to an outsourced or “fabless” manufacturing model will improve the overall margins of our interface and certain of our commodity market power management products which we historically manufactured at the Milpitas facility. However, because of this transition away from a fixed cost structure in a captive wafer fab, we may not recognize the same decrease in per unit manufacturing costs as production volumes increase.

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

New product introductions represent a key driver of opportunities to improve our product margins. New products are typically proprietary in nature and therefore command a stronger market position and we typically have higher product margins. In 2006, we introduced 69 new products, 15 of which were proprietary in nature. We continuously strive to improve our product mix toward higher margin products by eliminating older legacy products and by focusing on increasing sales of our newer products introduced in our three core product families. Net sales of our three core product families were $78.7 million, $72.1 million, and $74.7 million in 2006, 2005 and 2004, respectively. Net sales attributed to legacy products were $0.1 million, $0.6 million, and $0.8 million in 2006, 2005 and 2004, respectively.

Our wafer fabrication operation in Milpitas produced approximately 45%, 84% and 81% of our wafer requirements in 2006, 2005 and 2004, respectively. Our wafer fabrication utilization in Milpitas was 58%, 56%, and 62% in 2006, 2005 and 2004, respectively. Wafer production declined by 20%, 12% and 10% in 2006, 2005 and 2004, respectively, as compared to each prior year.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those significant estimates that are particularly susceptible to change, which include revenue recognition, inventory valuation, restructurings and impairments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Prior to January 1, 2004, we entered into arrangements that were not within the original contractual distributor agreements in that we allowed return rights and other concessions beyond the levels provided in the distributor agreements. As a result, our management concluded it is unable to reasonably estimate sales returns for arrangements with its distributors; accordingly, effective January 1, 2003, sales and related cost of sales on shipments to distributors are deferred until the resale to the end customer.

Sales to Future are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights,

Future is permitted on a quarterly basis to return for credit up to 5% of its total purchases during the most recent three-month period (reduced from 10%, effective April 1, 2006). In addition, effective April 1, 2006, Future is permitted a quarterly scrap allowance credit against accounts receivable for up to 2% of the most recent three-month purchases when they provide evidence of destruction of inventory of Sipex products up to this quarterly amount. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue accounting and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.

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

Valuation of Inventories.  Sipex writes down the value of its inventories for estimated excess quantities, obsolescence, and/or marketability deficiencies. In addition, we write down inventory costs to the lower of cost or market which becomes the new cost basis. Excess and obsolete inventories are determined by comparing current inventory quantities to current backlog, anticipated future demand and shipment history. We also evaluate the net realizable value of inventories to be acquired under purchase commitments with our wafer foundries. If such inventories are also considered to be excess when compared to future demand, we record reserves and charges to cost of sales for these purchase commitments. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. In estimating anticipated market pricing, we also consider current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions become less favorable than those anticipated by management, additional write-downs of inventories may be required in the future. Inventories, which had previously been written down to zero, with an original cost of $1.4 million, $1.0 million and $0.9 million, were sold in 2006, 2005 and 2004, respectively. The Company recorded inventory write-downs for excess and obsolete inventories of $5.0 million, $5.0 million and $8.6 million, during 2006, 2005 and 2004, respectively. In addition, during 2006, the Company recorded $1.4 million of charges to cost of sales for purchase commitments for excess inventories.

Restructuring and Fixed Asset Impairment.  The determination of the estimated restructuring accrual and impairment requires significant management judgment. To estimate the restructuring accrual, we prepare a plan that includes the number of employees to be terminated and the related severance cost, the amount of impairment for certain fixed assets, the termination costs of certain leases and the related actions required to execute the plan. It is possible that future events such as voluntary employee terminations, sublease agreements or a shift in the timing of the execution of the plan could result in significant changes to the original estimate.

We account for restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The restructuring reserve represents the present value of future lease payments subsequent to abandonment less any estimated sublease income net of associated costs. However, due to the uncertainty of collectibility, our sublease income is recorded on a cash basis.

In December 2006, our board of directors approved a plan to reduce the workforce by approximately 75 positions. This reduction was part of a strategic restructuring plan implemented in response to our transition to a fabless semiconductor company and in an effort to de-emphasize optical products, reduce dependency on our commodity products and with a goal to improve cost structure. As a result, we recognized restructuring charges of approximately $1.1 million in the fourth quarter of 2006 related to this plan representing severance costs for the reduction in our workforce.

We review long-lived assets and certain identifiable intangibles for impairment in accordance with the guidelines of SFAS No. 144 “Accounting for Impairment of Disposal of Long Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If impairment is indicated, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In estimating future net cash flows, management makes certain assumptions including future sales levels, gross profit margins and expense levels and proceeds from disposition. The future net cash flows can vary from original management estimates due to unforeseen circumstances that may result in additional impairment charges required to be recognized in the income statement.

In the second quarter of 2005, we tested our wafer fabrication asset grouping, for which cash flows from the wafer fabrication operations provide the lowest level of cash flows that are largely independent of the cash flows of our other assets and liabilities, for recoverability in accordance with SFAS No. 144 given that an appraisal indicated the carrying amount of the asset grouping may not be recoverable. An impairment loss of $9.4 million was recognized, representing the difference between the carrying value and the fair value of the wafer fabrication asset grouping which management determined with the assistance of an independent appraisal firm.

In August 2005, our board of directors approved terminating the wafer fabrication operations and the sale of the related assets. Also in August 2005, we identified a potential buyer, Silan, who would purchase, take title to and be trained to use a substantial portion of our wafer fabrication asset grouping by the end of the third quarter of 2006. Accordingly, we continued to use the wafer fabrication assets until September 2006 and recorded depreciation expense based on the estimated remaining useful life at the time of impairment.

In September 2005, we tested our Milpitas corporate headquarters facility given an appraisal indicated that the carrying amount might not be recoverable. Our headquarters facility housed the wafer fabrication operations as well as the sales and marketing department, the research and development department and the corporate administration functions. Our Milpitas corporate headquarters facility does not have identifiable cash flows that are largely independent of our cash flows of other assets and liabilities. Accordingly, our Milpitas corporate headquarters facility, which includes all assets located at the Milpitas facility except for the wafer fabrication asset grouping, is included in the asset grouping which includes all of our assets and liabilities. No impairment loss was recognized given the carrying value of all of our assets and liabilities was less than the fair value, determined based on the quoted market value of Sipex.

Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets were deductible, management assessed that it is more likely than not that the deferred tax assets at December 30, 2006 will not be realized in the future. Therefore, we maintained a full valuation allowance against our deferred tax assets.

Results of Operations

For the periods indicated, the following table sets forth the percentages of net sales represented by the respective line items in our consolidated statements of operations.

	Years Ended
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.1	81.1	84.4

Gross profit	11.9	18.9	15.6
Operating expenses:
Research and development	22.0	23.7	19.5
Marketing and selling	19.7	14.6	11.4
General and administrative	17.1	19.8	13.0
Restructuring and impairment	2.4	13.8	2.3

Total operating expenses	61.2	71.9	46.2

Loss from operations	(49.3)	(53.0)	(30.6)
Other income (expense), net	(2.9)	0.8	0.3

Loss before income taxes	(52.2)%	(52.2)%	(30.3)%

Fiscal Year Ended December 30, 2006 compared to Fiscal Year Ended December 31, 2005

Net Sales.  The table in Note 16 to our consolidated financial statements shows details of our net sales by product family and geographic location for 2006, 2005 and 2004.

Net sales increased by 8.4% to $78.8 million for the year ended December 30, 2006, as compared to $72.7 million for the year ended December 31, 2005. The increase in net sales was due to a $6.1 million increase in net sales for the interface product family, and a $3.8 million increase in net sales for the power management product family, partially offset by a $3.3 million decline in net sales for the optical storage product family. The increase in net sales for the interface product family was driven by an increase in unit volume shipments, partially offset by a decline in average selling prices for this product family. The decline in average selling prices was driven by pricing pressures in the commodity related interface products. The increase in unit volume shipments was driven by gains in market share in this product category. The increase in net sales for the power management product family was driven by an increase in average selling prices as our mix of product sales shifted toward higher value proprietary products away from commodity power management products. The decline in net sales of our optical product family was driven by a reduction in unit volume shipments as certain product programs approached the end of their product life cycles.

Geographically during 2006, international net sales were $62.7 million or 80% of total net sales, as compared to $58.0 million or 80% in 2005. In 2006, sales in Japan declined by $4.7 million or 28%. This decline was principally driven by a decline in the optical storage product family. In Asia, other than Japan, net sales increased by $9.0 million or 35% related to growth in the interface and power management product families. Net sales in Europe and the rest of the world increased by $0.4 million or 2%, in 2006. Domestic net sales increased by $1.4 million or 9% in 2006.

Gross Profit (Loss).  Gross profit decreased to $9.4 million in 2006 or 12% of net sales, as compared to $13.7 million or 19% in 2005. The reduction in gross profit was partially driven by a decline in standard gross profit due to a mix shift toward higher volumes of lower margin commodity products resulting in approximately $1.5 million of gross profit reduction. The gross profit was further reduced by approximately $2.9 million of added manufacturing yield and price variances as well as additional inventory write-downs, purchase commitments on excess inventories and warranty reserves of $1.4 million. These additional costs were partially offset by $1.0 million of lower manufacturing overhead spending variances and a $0.5 million recovery of previously paid royalty costs.

Research and Development.  Research and development expenses in 2006 were $17.3 million compared to $17.2 million in 2005. The increase of $0.1 million was primarily due to increased stock-based compensation expenses of $1.2 million (due to the adoption of SFAS 123R, effective January 1, 2006) along with higher salaries, benefits and employee travel costs of approximately $283,000 and higher spending on design automation software licenses of approximately $262,000. These higher costs were partially offset by reduced spending on prototype wafers and product development costs of approximately $650,000, an approximately $494,000 reduction in facilities costs, an approximately $324,000 reduction in outside design services costs and an approximately $200,000 reduction in depreciation expenses. As a percentage of net sales, research and development costs were 22.0% in 2006 compared to 23.7% in the prior year. This percentage reduction was due to the increase in net sales in 2006. We anticipate that research and development spending will decline in 2007, as we focus our research and development efforts in the power management and interface product families.

Marketing and Selling.  Marketing and selling expenses were $15.5 million in 2006 compared to $10.6 million in 2005. The increase of $4.9 million was primarily due to increased headcount resulting in higher salary and benefits costs of approximately $2,960,000, along with approximately $816,000 for stock-based compensation expenses (due to the adoption of SFAS 123R, effective January 1, 2006). In addition, the increased sales and marketing headcount resulted in an approximately $501,000 increase in travel costs. Finally, the increase in net sales drove an approximately $385,000 increase in sales commissions paid to independent sales representatives. These increases were primarily due to increased sales and marketing efforts to grow our net sales. Marketing and selling expenses were 19.7% of net sales in 2006 compared to 14.6% of net sales in 2005. This percentage increase was primarily driven by marketing and selling expenses increasing at a higher percentage rate than the increase in the net sales growth rate in 2006 along with the increase in expenses. We anticipate that marketing and selling expenses will decline in 2007, as we focus our efforts in the power management and interface product families.

General and Administrative.  General and administrative expenses were $13.5 million in 2006 compared to $14.4 million in 2005 or a decrease of $0.9 million. This decrease was principally due to a reduction in legal fees of approximately $1,706,000 associated with the completion of the internal investigation and resolution of related litigation, a reduction in audit and consulting fees of approximately $994,000 related to the completion of the financial restatement process filing our financial reports with the SEC, and a reduction in bad debt expense of approximately $340,000 associated with the collection of amounts previously reserved as bad debts. These expense reductions were partially offset by the inclusion of stock-based compensation expense of approximately $1,266,000 (due to the adoption of SFAS 123R, effective January 1, 2006) and higher salary and benefits costs of approximately $1.0 million. General and administrative expenses were 17.1% of net sales in 2006 compared to 19.8% of net sales in 2005. This percentage decrease was primarily driven by the reduction in these expenses along with an increase in net sales in 2006. We anticipate that general and administrative expenses will decline in 2007.

Restructuring and Fixed Asset Impairment.  During the year ended December 30, 2006, we incurred additional restructuring costs of $677,000 that related to employee retention payments for the closure of the wafer fabrication operations located in Milpitas, California, announced in August 2005. For employee costs, we utilized $1.4 million and recognized an accrual expense adjustment of $54,000. We recognized approximately $200,000 in expense for contract termination in the fourth quarter of 2006 associated with gas usage and service agreements with a vendor. For facility costs related to the Milpitas wafer fabrication closure, restructuring charges utilized during 2006 totaling $91,000 was for facility decontamination. Additionally, the Company incurred

$116,000 of facility costs related to the unused fabrication portion of the Company’s corporate headquarters facility in Milpitas, California, due to the transfer of wafer fabrication to Silan.

In the fourth quarter of 2006, we announced a workforce reduction plan that was implemented in response to our transitioning to a fabless semiconductor company, de-emphasizing optical products, reducing dependency on our commodity products and with a goal of improving cost structure. As a result, we recorded total restructuring costs of $1.1 million related to employee severance compensation, including $0.1 million for vesting acceleration of stock options in lieu of a severance payment to a senior executive officer. Of the $1.0 million (excluding the stock-based compensation charge), $0.1 million was paid during December 2006.

In 2006, we utilized restructuring accruals of $726,000 for the unused portion of the Billerica facility. The adjustment to the accrual for the Billerica facility primarily related to sub-lease income of $565,000 being received.

As of December 30, 2006, the balance of the restructuring accrual principally consisted of employee severance costs, contract termination costs and facility lease costs, which are anticipated to be paid over the next 15 months. The balance of the accrual as of December 30, 2006 was $1.8 million, of which $1.7 million was the short-term portion and $0.1 million was the long-term portion.

The following is a summary of the activities related to accrued restructuring costs and fixed asset impairment for fiscal years 2006 and 2005 (in thousands):

	Total
	Restructuring	Fixed Asset
	Costs	Impairment

Accrual balance January 1, 2005	$1,847	$—
Incurred 2005	871	9,377
Charges utilized	(726)	(9,377)
Sub-lease income received	293	—
Adjustments to accrual	(294)	—

Accrual balance December 31, 2005	1,991	—
Incurred in 2006	2,010	—
Charges utilized	(2,299)	(12)
Employee stock options accelerated as severance pay	(137)	—
Sub-lease income received	565	—
Adjustments to accrual	(263)	12

Accrual balance, December 30, 2006	$1,867	$—

Other Income (Expense), Net.  Other income (expense), net was $2.2 million of net other expense in 2006 compared to $0.6 million of net other income in the prior year. The increase in other expense, was primarily due to a $3.0 million increase in interest expense, $1.9 million of which related to the convertible senior notes issued in May 2006 and $0.9 million of which related to the lease financing obligation executed in March 2006. The interest expense was partially offset by a $0.5 million increase in interest income attributable to higher balances of interest bearing cash equivalents and short-term investments from the proceeds of the convertible senior notes.

Income Tax Expense.  Our income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations. In 2006, we recorded an income tax provision of $125,000, compared to a provision of $192,000 in 2005. Notwithstanding our net operating losses, we did not record a tax benefit as we believed that it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would not be utilized in the future.

Fiscal Year Ended December 31, 2005 compared to Fiscal Year Ended January 1, 2005

Net Sales.  Net sales decreased by 3.7% to $72.7 million for the year ended December 31, 2005, as compared to $75.5 million for the year ended January 1, 2005. The decrease in net sales was due to a $2.2 million decline in net sales for the power management product line and a $1.1 million decline in the interface product line, partially offset by a $0.8 million increase in the optical storage product line. The decrease in net sales of the power product line was driven by an overall softness in demand that led to a unit volume decline as well as a decline in average selling prices. The decline in demand for the commodity products was only partially offset by increasing demand for our proprietary power management products. The decline in net sales of the interface product line was driven by a decline in average selling prices while unit volume increased. The increase in net sales for the optical storage product line was primarily driven by an increase in unit volume as demand for these products was strong.

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

Research and Development.  Research and development expenses in 2005 were $17.2 million compared to $14.7 million in 2004. The increase of $2.5 million was primarily due to increased product development costs for outside design services costs of approximately $893,000 and prototype wafers costs of approximately $665,000. In addition, approximately $1.1 million of increased depreciation for the reduction in the economic life of the Milpitas, California facility was recorded in 2005. As a percentage of net sales, research and development costs were 23.7% in 2005 compared to 19.5% in the prior year. This was primarily due to the increase in research and development expenses along with the lower net sales in 2005.

Marketing and Selling.  Marketing and selling expenses were $10.6 million in 2005 compared to $8.6 million in 2004. The increase of $2.0 million was primarily due to increased headcount resulting in higher salary and benefits costs of approximately $1,147,000, marketing activities and travel costs of approximately $440,000. In addition, approximately $313,000 of increased depreciation for the reduction in the economic life of the Milpitas, California facility was recorded in 2005. These increases were primarily due to increased sales and marketing efforts for our core product families. Marketing and selling expenses were 14.6% of net sales in 2005 compared to 11.4% of net sales in 2004. This was primarily due to the decline in net sales in 2005 as well as the increase in expenses.

General and Administrative.  General and administrative expenses were $14.4 million in 2005 compared to $9.8 million in 2004 or an increase of $4.6 million. This increase was principally due to increase of approximately $2,320,000 of legal fees associated with the internal investigation and related litigation, approximately $707,000 of consulting and audit fees related to the financial restatement process and approximately $400,000 of higher salary and benefits costs as well as bad debt expense of approximately $256,000. In addition, approximately $707,000 of increased depreciation for the reduction in the economic life of the Milpitas, California facility was recorded in 2005.

Restructuring and Fixed Asset Impairment.  During the year ended January 1, 2005, we incurred restructuring expenses reflecting the continuation of our plans initiated in 2003 to move our manufacturing operations from Billerica, Massachusetts to Milpitas, California. These restructuring expenses consisted of $1.4 million for future lease payments, $447,000 write-off of leasehold improvements and $32,000 for severance payments. For the same period, we utilized $1.0 million of restructuring reserves, which was primarily the $447,000 write-off of leasehold improvements, and $463,000 of lease costs associated with the unused portion of our Billerica facility. We made additional adjustments to the restructuring for changes to the lease obligation totaling $60,000. For the year ended January 1, 2005, the balance of the restructuring accrual principally consisted of facility lease costs, and was expected to be paid over the next three years. The balance as of the year ended January 1, 2005 was $1.8 million, of which $566,000 was the short-term portion and $1.3 million was long term portion.

In the second quarter of 2005, Sipex recognized a $9.4 million impairment charge for its long-lived assets. Based on changes in the planned use for its wafer fabrication assets, we performed an impairment evaluation in accordance with SFAS No. 144. Sipex determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets which management determined with the assistance of an independent appraisal firm. While we subsequently agreed to sell a substantial portion of its wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, the wafer fabrication assets remain in use and Sipex will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.

In August 2005, our board of directors approved a plan to close our wafer fabrication operations located in Milpitas, California and transfer the fabrication to Silan in China, Episil in Taiwan and other vendors to reduce costs and improve operating efficiencies. As a result, we recognized total restructuring charges of approximately $871,000 in the second half of 2005 including severance and retention benefits totaling $766,000 for approximately 70 employees and other exit costs of $105,000. In addition, during the third quarter of 2005, Sipex decided not to transfer the remaining operations in Billerica to Milpitas that was originally anticipated to be completed by the end of 2005. The adjustment to the restructuring accrual of $294,000 during 2005 primarily included exiting costs of $213,000, offset by sublease income of $293,000 and $195,000 recorded in the third quarter of 2005 as a reduction to future lease payment obligation for not transferring such remaining operations in Billerica. Sublease income is recorded on a cash basis due to the uncertainty of collectibility. The restructuring accrual balance as of December 31, 2005 consisted of a short-term portion of $1.4 million and a long-term portion of $584,000. The $2.0 million restructuring accrual balance included $1.2 million of facility lease costs to be paid out over the next two years and the remaining portion to be paid out in less than a year.

In November 2005, based on the previous decision to close our wafer fabrication operation located at the Milpitas, California headquarters facility, we decided to sell this facility. As a result of a decision, we reduced the remaining estimated depreciation life for our headquarters building and related improvements from 25 years to approximately four months. This change resulted in an increase in depreciation expense recorded in the fourth quarter of 2005 of $6.5 million (including $4.3 million included in cost of sales).

The following is a summary of the activity related to accrued restructuring costs and fixed asset impairment for fiscal years 2004 and 2005 (in thousands):

	Total
	Restructuring	Fixed Asset
	Costs	Impairment

Accrual balance December 31, 2003	$1,070	$—
Incurred 2004	1,858	—
Charges utilized	(1,036)	—
Deferred rent adjustment	15	—
Adjustments to accrual	(60)	—

Accrual balance January 1, 2005	1,847	—
Incurred 2005	871	9,377
Charges utilized	(726)	(9,377)
Sub-lease income received	293	—
Adjustments to accrual	(294)	—

Accrual balance December 31, 2005	$1,991	$—

Other Income (Expense), Net.  Other income (expense), net was $0.6 million in 2005 compared to $185,000 in the prior year. The increase in other income (expense), net was attributable to higher interest income on short-

term investments, other income and lower interest expense associated with the two convertible notes with Future (See Note 2 to our consolidated financial statements for Related Parties). Both convertible notes were extinguished and converted into 2.3 million of our common shares as of February 18, 2004.

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

Financial Condition, Liquidity and Capital Resources

As of December 30, 2006, cash, cash equivalents and short-term investments, were $15.4 million as compared to $2.0 million at December 31, 2005. The increase of $13.5 million was principally due to our net cash inflows from financing activities during 2006 of $43.5 million along with a reduction in restricted cash of $0.6 million, partially offset by our net cash outflows from operations of $27.9 million along with our cash payments for capital expenditures of $3.8 million. The two most significant sources of cash from financing activities were the net proceeds from our convertible debt offering completed in May 2006 of $28.7 million and the $12.6 million net proceeds from our lease financing obligation completed in March 2006.

Operating Activities

Net cash used in operating activities was $27.9 million, $17.4 million, and $8.9 million in 2006, 2005, and 2004, respectively. We will continue to depend upon our cash and cash equivalents to fund our operations until such time that we generate cash from operating activities.

Net cash used in operating activities of $27.9 million in 2006 resulted primarily from a $41.2 million net loss and the unfavorable impact of a $9.3 million net change in assets and liabilities, partially offset by $22.6 million of non-cash adjustments to net loss. The changes in assets and liabilities primarily included an increase in inventory of $7.0 million, an increase in accounts receivable of $1.3 million, decreases in accrued restructuring costs of $1.9 million and accrued expenses of $1.5 million, partially offset by an increase in accounts payable of $2.8 million, respectively. Non-cash adjustments primarily comprised depreciation and amortization of $9.4 million, a $5.0 million provision for inventories and $1.4 million purchase commitments on excess inventories, $3.8 million of stock-based compensation expense as a result of adopting SFAS No. 123R, effective January 1, 2006, a $1.6 million net provision for restructuring costs, a provision for uncollectible receivables and sales returns and allowances of $0.9 million, and $0.5 million for amortization of the notes payable discount and issuance costs.

Net cash used in operating activities of $17.4 million in 2005 resulted primarily from a $38.1 million net loss and the unfavorable impact of a $6.9 million net change in assets and liabilities, partially offset by $27.5 million of non-cash adjustments to net loss. The changes in assets and liabilities included an increase in inventory of $5.3 million, a decrease in accounts payable of $3.4 million, a decrease in deferred income of $1.2 million and a decrease in accrued restructuring costs of $433,000, partially offset by a decrease in accounts receivable of $1.7 million and an increase in accrued expenses of $1.4 million, respectively. The $1.2 million decrease in deferred income comprises of a decrease of $0.2 million from Future and a decrease of $1.0 million from other distributors. Non-cash adjustments primarily comprised depreciation and amortization of $11.0 million, $9.4 million of fixed asset impairment charges, and a $5.0 million provision for inventories, a provision for uncollectible receivables and sales returns and allowances of $1.5 million, and a $577,000 net provision for restructuring costs.

Net cash used in operating activities of $8.9 million in 2004 resulted primarily from a $22.7 million net loss and increase of $4.6 million in net assets and liabilities, partially offset by $18.5 million of non-cash adjustments to net loss. The changes in assets and liabilities included an increase in inventory of $5.4 million, an increase in accounts receivable of $0.9 million, a decreases in accrued restructuring costs of $608,000, partially offset by an increase in accrued expenses of $1.4 million, an increase of deferred income of $620,000 and an increase in accounts payable of $391,000. The $620,000 increase in deferred income comprises of an increase of $1.1 million from Future offset by a decrease of $449,000 from other distributors. Non-cash adjustments primarily comprised

$8.6 million provision for inventories, depreciation and amortization of $6.6 million, provision for uncollectible receivables and sales returns and allowances of $1.3 million, and a $1.8 million net provision for restructuring costs.

Accounts receivable, net of allowances, was $7.2 million and $6.7 million as of December 30, 2006 and December 31, 2005, respectively. The allowances for accounts receivable decreased to $0.9 million for 2006 from $1.3 million for 2005 primarily due to lower sales allowances for product returns.

In 2006, we recorded inventory write-downs for excess and obsolete inventories of $5.0 million. Similarly, we recorded write-downs of $5.0 million and $8.6 million, in 2005 and 2004, respectively. In addition, during 2006, we recorded $1.4 million of charges to cost of sales for purchase commitments for excess inventories. Inventories previously written off with an original cost of $1.4 million, $1.0 million and $0.9 million, were sold in 2006, 2005 and 2004, respectively.

In 2005, we began the transfer of our manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the planned closure of our Milpitas, California wafer fabrication facility in 2006. The transfer has been a complicated and time-consuming process that has been met with significant unforeseen complications that delayed the integration transfer and required additional allocation of our resources. In 2006, we incurred approximately $1.6 million of manufacturing process transfer and qualification costs, as reflected in cost of sales. We anticipate that we will continue to incur similar costs in the future. There can be no guarantees that additional unforeseen integration issues will not arise in the future related to the integration that could cause additional delays which could materially adversely affect our ability to timely produce our products.

In addition, we may be unable to achieve all or any of the expected benefits of the relationship within the anticipated time-frames. The anticipated synergies between Sipex and Silan or Episil may not be as significant as originally expected. We may be unable to qualify the manufacturing processes and wafer testing following the transfer from Sipex to Silan or Episil or the qualification process may take significantly longer than currently expected. This could result in additional operating costs, loss of customers, and business disruption.

Investing Activities

Net cash used in investing activities in 2006 was $4.4 million, consisting of $8.0 million of purchases of short-term investment securities and $3.8 million of capital expenditures, partially offset by $5.6 million from the proceeds of maturities of short-term securities, $1.1 million for the sale of machinery and equipment and $593,000 from reductions in restricted cash.

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

Financing Activities

Net cash provided by financing activities in 2006 was $43.5 million, resulting primarily from $28.7 million of net proceeds from the issuance of convertible senior notes and warrants, $12.6 million of net proceeds from lease financing obligation, $7.0 million of proceeds from related party borrowings, $3.4 million from the issuance of common stock upon the exercise of warrants relating to the 2006 convertible notes and employee stock option plans, and $2.0 million from the proceeds from bank borrowings. These cash inflows were partially offset by $7.0 million of repayments of related party borrowings, $3.0 million of repayments of bank borrowing in 2005 under our bank line of credit and $0.2 million of payments against our lease financing obligation.

Net cash provided by financing activities in 2005 was $3.7 million, resulting primarily from $3.0 million of borrowings under our bank line of credit and $0.7 million of net proceeds from issuance of common stock under employee stock option plans. As of December 31, 2005, we violated the tangible net worth covenant under our bank line of credit. However, the borrowings of $3.0 million were subsequently repaid in January 2006.

Net cash provided by financing activities in 2004 was $7.1 million, resulting primarily from $2.7 million of net proceeds from the exercise of warrants relating to the 2002 convertible notes and $4.4 million of net proceeds from issuance of common stock under employee stock option plans.

On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, August 1, 2006 and September 28, 2006. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate, decided by us, either equal to Silicon Valley Bank’s prime rate or LIBOR rate (depending upon the interest period of one, two or three months selected by us) plus 2.75%. In addition to the $5,000,000 secured revolving line of credit, we can borrow under term loans in an aggregate amount not to exceed $2,000,000. Each term loan shall be in an amount not less than $500,000. The number of term loans shall not exceed two (2). Interest accrues from the date of each term loan at a rate of 9.25%. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of December 30, 2006, the unused portion of our line of credit was $3,735,000, and a $2,000,000 term loan was outstanding.

The agreement with Silicon Valley Bank has been extended to September 29, 2007 at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The agreement requires us to comply with a minimum liquidity ratio of 2.50:1.00 at each fiscal quarter end. It also requires us to retain a minimum tangible net worth as of the last day of each fiscal quarter. The liquidity ratio is calculated as the sum of (i) Sipex’s unrestricted cash and cash equivalents, short-term marketable securities and 50% of consolidated Accounts divided by (ii) the Obligations. Sipex must maintain, as of the last day of each fiscal quarter set forth below, a tangible net worth of at least the amount set forth below for each fiscal quarter ending date. For purposes of this calculation, up to $5,000,000 in an aggregate amount of non-cash charges relating to inventory write-downs and/or restructuring charges may be added to tangible net worth. Fiscal quarter ending date: September 30, 2006, minimum tangible net worth: $600,000; fiscal quarter ending date: December 30, 2006, minimum tangible net worth (deficit): (-$5,500,000); fiscal quarter ending date: March 31, 2007, minimum tangible net worth (deficit): (-$10,000,000); fiscal quarter ending date: June 30, 2007, minimum tangible net worth (deficit): (-$13,000,000); Each fiscal quarter thereafter, minimum tangible net worth (deficit): (-$13,000,000) plus 50% of any positive net income (with no adjustment for losses) and 50% of any new equity raised. The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0% and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement. As of December 30, 2006, total borrowing with Silicon Valley Bank was $2.0 million, of which $667,000 was the short-term portion and $1.3 million was the long-term portion. If we are unable to satisfy the financial covenant requirements and to obtain a waiver from the bank, we may be required to repay the outstanding borrowing amounts and/or classify such amounts as short-term bank borrowing.

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

On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties, L.P. The agreement provides for the sale of Sipex’s Hillview facility to Mission West Properties, L.P. for a price of $13.4 million in cash (net proceeds of $12.6 million). We used the proceeds from the sale of our Hillview facility to pay off and terminate the $7.0 million loan with Future. The remaining balance of $6.4 million from the sale of the property was used for operating activities.

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

On May 16, 2006, we placed $30.0 million of 5.5% Redeemable Convertible Senior Notes due 2026, or the 2006 Notes, in a private placement. The 2006 Notes bear interest of 5.5% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2006, and mature on May 16, 2026. The 2006 Notes are convertible into common stock at any time at a fixed conversion price of $5.36 per share. If fully converted, the principal amount of the 2006 Notes would convert into approximately 5,597,015 shares of our common stock. At any time following the effectiveness of a registration statement related to the resale of the common stock issuable upon the conversion of the 2006 Notes, we may, subject to certain conditions, elect to automatically convert the 2006 Notes into common stock if the average price of our common stock exceeds 150% of the conversion price for at least 20 trading days during any consecutive 30 trading-day period, ending within 5 days of the notice of automatic conversion. We have the right to redeem the 2006 Notes at par plus accrued interest at anytime after May 15, 2009 and the purchasers have the right to require us to repurchase the 2006 Notes at par plus accrued interest on May 15 in 2011, 2016 and 2021.

The 2006 Notes are convertible into Sipex’s common stock at any time prior to maturity, initially at a conversion price of $5.36 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. If fully converted, the principal amount of the 2006 Notes would convert into 5,597,015 shares of the Company’s common stock.

The 2006 Notes contains certain covenants including a covenant restricting the amount of indebtedness that we can incur that is senior or pari passu with the 2006 Notes to an aggregate principal amount of $7.5 million, unless such restriction is waived by holders of over 66 2/3% of the principal amount of the 2006 Notes then outstanding. Additionally, an event of default would occur under the 2006 Notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the 2006 Notes, the default and acceleration of indebtedness with our bank and other lenders in amounts greater than $2.5 million, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the 2006 Notes. Upon the occurrence of an event of default, our obligations under the 2006 Notes may become due and payable in accordance with the terms thereof.

The 2006 Notes provide that since we were not current in our SEC filings by August 15, 2006, we incurred additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 through the date that our filings became current. The Company filed all its late Forms 10-K and 10-Q to the SEC by September 21, 2006. In addition, as our common stock is not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006, we will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that our common stock becomes listed for trading on one of the national exchanges. Likewise, the Registration Rights Agreement entered into in connection with the 2006 Notes provides that since we have not filed a registration statement for the shares of our common stock issuable upon conversion of the 2006 Notes or exercise of the warrants issued in connection with the 2006 Notes as of August 15, 2006, we must pay additional payments to the noteholders equal to a per annum rate of 0.8% times the principal amount of the 2006 Notes for the period beginning on August 16, 2006 through the date that the registration statement is filed. However, we have to pay increased interest payments at an annual rate of 1.2% as the filing of the registration statement was delayed by over 60 days, and the registration statement was not declared effective by December 31, 2006. We have not filed a registration statement as contemplated in the Registration Rights Agreement. Our common stock is not listed on any one of the national exchanges. As a result of our failure to meet these conditions, we are effectively obligated to pay up to an additional 2.7% of interest on the notes and our current effective interest rate is 8.2% per annum. A more detailed description of the terms of the 2006 Notes is presented in Note 12 to our consolidated financial statements included in this 10-K filing.

On March 29, 2007, we entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future, our largest distributor worldwide and an affiliate of our largest stockholder (Alonim Investment Inc.), to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to our Loan and Security Agreement with Silicon Valley Bank and to our 5.5% Redeemable Convertible Senior Notes due 2026.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments together with available borrowings under our bank line of credit and unsecured promissory note facility will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. In addition, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. There can be no assurances, however, that future borrowings and capital resources will be available on favorable terms or at all. Our cash flows are highly dependent on demand for our products, timing of orders and shipments with key customers and our ability to manage our working capital, especially inventory and accounts receivable, as well as controlling our production and operating costs in line with our revenue.

Off-Balance Sheet Arrangement

As of December 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the SEC’s Regulation S-K except for the $1,265,000 security deposit in the form of irrevocable standby letter of credit issued to Mission West Properties, L.P. as described under “Interest Rate Risk.”

Contractual Obligations

Our contractual obligations as of December 30, 2006 were as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Convertible note payable(1):
Principal	$30,000	$—	$—	$—	$30,000
Interest	32,654	2,129	3,300	3,300	23,925
Long-term lease financing obligation(2)	5,797	1,329	2,776	1,692	—
Restructuring liability(3)	771	617	154	—	—
Operating leases(4)	1,642	676	627	315	24
Purchase commitment — Polar Fab	3,653	3,653	—	—	—
Purchase commitment — Cadence Design	974	857	117	—	—
Verification software tools — Mentor Graphics	419	157	262	—	—
Other(5)	2,022	1,964	58	—	—

Total contractual obligations	$77,932	$11,382	$7,294	$5,307	$53,949

(1)	$30.0 million Convertible Senior Notes issued on March 18, 2006 due May 18, 2026 with 5.5% interest payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2006.

(2)	Lease payments (excluding $11.2 million estimated final obligation settlement with the lessor by returning the Hillview facility due on our Hillview facility in Milpitas, California) under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006.

(3)	Represents estimated lease payments with related costs for the unused portion of our Billerica, Massachusetts facility.

(4)	Includes lease payments related to the used portion of our facility at our Billerica, Massachusetts facility.

(5)	Includes wafer and part purchases as well as other services with various vendors including Episil and BCD Semiconductor Manufacture Limited.

Effect of Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for the discussion on effect of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk:

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

We had short-term investment securities of $2.4 million as of December 30, 2006. Our short-term investments consisted of highly liquid investments with original maturities at the date of purchase of between 91 to 104 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10% from levels at December 30, 2006, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

On March 9, 2006, we entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties, L.P. The agreement provides for the sale of our Hillview facility to Mission West Properties, L.P. for a price of $13.4 million in cash (net proceeds of $12.6 million). Simultaneously, we entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties, L.P. We provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P.; accordingly, we have accounted for this sale and leaseback transaction as a financing transaction shown on the consolidated balance sheet as “lease financing obligation.” An effective interest rate of 9.3%, which approximates our estimated borrowing rate, is used to record the interest expense over the lease term of 60 months with average lease payments of approximately $1.4 million per year. Since the interest rate of this transaction was fixed, a hypothetical 10% increase in interest rates will not have a material effect on our financials.

On May 16, 2006 we placed $30.0 million of 5.5% Redeemable Convertible Senior Notes due 2026. The notes provide for a fixed interest rate of 5.5%, which has been increased to, and currently fixed at 8.2% as a result of our failure to meet certain conditions. A hypothetical 10% increase in interest rates will not have a material effect on our financials. A more detailed description of the terms of the 2006 Notes is provided in Note 12 to our consolidated financial statements included in this 10-K filing, and in our Form 8-K filed with the SEC on May 22, 2006.

We have a Loan and Security Agreement with Silicon Valley Bank which provides us with a line of credit up to $5.0 million and charges interest at the bank’s prime rate or LIBOR rate. However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses. As part of the agreement, in addition to the $5.0 million secured revolving line of credit, Sipex borrowed $2.0 million under a separate term loan during December 2006. Interest accrues at a fixed rate of 9.25% per annum.

We have a promissory note facility with Rodfre which provides us with the ability to issue up to $10.0 million of promissory notes that would charge interest at the rate of 9% per annum. Since the interest rate is fixed in the promissory notes to be issued under the facility with Rodfre, a hypothetical 10% increase in interest rates will not have a material effect in our expenses under this promissory note facility, nor will it have a material effect on our financials.

Foreign Currency Exchange Risk

The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, British pound, Japanese yen, Canadian dollar and South Korean won. Currently, we have no plan to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows in fiscal 2006, 2005 and 2004.

Item 8.	Financial Statements and Supplementary Data:

Sipex’s consolidated financial statements and related Report of Independent Registered Public Accounting Firm are presented in the following pages.

Page

Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	43
Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	44
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 30, 2006, December 31, 2005, January 1, 2005	45
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31 2005, January 1, 2005	46
Notes to consolidated financial statements	47

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sipex Corporation:

We have audited the accompanying consolidated balance sheets of Sipex Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As of December 30, 2006, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sipex Corporation and subsidiaries as of December 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 30, 2007

SIPEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share data)

	December 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$13,041	$1,969
Restricted cash	350	500
Short-term investment securities	2,388	—
Accounts receivable, less allowances of $551 and $820, respectively	6,222	3,735
Accounts receivable, related party, less allowances of $306 and $529, respectively	949	3,011
Inventories	15,586	13,400
Prepaid expenses and other current assets	1,641	1,300

Total current assets	40,177	23,915
Property, plant, and equipment, net	19,113	25,803
Restricted cash — noncurrent	57	500
Other assets	202	224

Total assets	$59,549	$50,442

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term bank borrowing	$—	$3,000
Current portion of long-term bank borrowing	667	—
Current portion of lease financing obligation	191	—
Accounts payable	10,331	7,394
Accrued expenses	7,185	7,282
Accrued restructuring costs	1,728	1,407
Deferred income, related party	5,543	5,707
Deferred income, other	2,555	2,510

Total current liabilities	28,200	27,300
Long-term bank borrowing	1,333	—
Long-term lease financing obligation	12,152	—
Long-term accrued restructuring costs	139	584
Convertible senior notes	25,826	—
Other long-term liabilities	24	37

Total liabilities	67,674	27,921

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 1,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 18,390 and 17,775 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	184	178
Additional paid-in capital	234,785	224,203
Accumulated deficit	(243,075)	(201,841)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ equity (deficit)	(8,125)	22,521

Total liabilities and stockholders’ equity (deficit)	$59,549	$50,442

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Net sales	$44,733	$40,847	$46,219
Net sales, related party	34,017	31,827	29,234

Total net sales	78,750	72,674	75,453
Cost of sales	41,103	35,103	41,250
Cost of sales, related party	28,296	23,822	22,407

Total cost of sales	69,399	58,925	63,657
Gross profit	9,351	13,749	11,796
Operating expenses:
Research and development	17,332	17,248	14,710
Marketing and selling	15,524	10,642	8,570
General and administrative	13,486	14,420	9,784
Restructuring	1,863	577	1,798
Impairment of fixed assets	12	9,377	—

Total operating expenses	48,217	52,264	34,862

Loss from operations	(38,866)	(38,515)	(23,066)
Other income (expense):
Interest income	721	208	176
Interest expense	(3,046)	(35)	(194)
Other, net	82	427	203

Total other income (expense), net	(2,243)	600	185

Loss before income tax expense (benefit)	(41,109)	(37,915)	(22,881)
Income tax expense (benefit)	125	192	(133)

Net loss	$(41,234)	$(38,107)	$(22,748)

Net loss per common share — basic and diluted	$(2.32)	$(2.14)	$(1.38)
Weighted average common shares outstanding — basic and diluted	17,807	17,772	16,468

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

	Common Stock		Additional		Accumulated	Total
	Number of	$0.01 Par	Paid-In	Accumulated	Other	Stockholders’
	Shares	Value	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
	(In thousands, except per share data)

Balances at December 31, 2003	14,213	$142	$195,084	$(140,986)	$(7)	$54,233
Net loss	—	—	—	(22,748)		(22,748)
Foreign currency translation adjustments	—	—	—	—	(12)	(12)

Comprehensive loss	—	—	—	—	—	(22,760)
Issuance of common stock under employee stock option plans	688	7	4,237	—	—	4,244
Issuance of common stock under employee stock purchase plan	46	—	426	—	—	426
Issuance of common stock on conversion of notes payable, net of discount and issuance costs	2,300	23	21,112	—	—	21,135
Issuance of common stock on exercise of warrants	450	5	2,646	—	—	2,651
Compensation from acceleration of stock option vesting	—	—	44	—	—	44
Other stock compensation expense	—	—	7	—	—	7
Consulting services provided by related party (see Note 2)	—	—	100	—	—	100

Balances at January 1, 2005	17,697	177	223,656	(163,734)	(19)	60,080
Net loss and comprehensive loss	—	—	—	(38,107)	—	(38,107)
Issuance of common stock under employee stock option plans	78	1	461	—	—	462
Compensation from acceleration of stock option vesting	—	—	60	—	—	60
Other stock compensation expense	—	—	9	—	—	9
Consulting services provided by related party (see Note 2)	—	—	17	—	—	17

Balances at December 31, 2005	17,775	178	224,203	(201,841)	(19)	22,521
Net loss and comprehensive loss	—	—	—	(41,234)	—	(41,234)
Issuance of common stock under employee stock option plans	195	2	727	—	—	729
Issuance of common stock on exercise of warrants	420	4	2,696	—	—	2,700
Beneficial conversion feature of convertible senior notes	—	—	1,639	—	—	1,639
Warrant issuance with convertible senior notes, net of issuance costs	—	—	1,568	—	—	1,568
Stock-based compensation	—	—	3,947	—	—	3,947
Consulting services provided by related party (see Note 2)	—	—	5	—	—	5

Balances at December 30, 2006	18,390	$184	$234,785	$(243,075)	$(19)	$(8,125)

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(In thousands)

Operating activities:
Net loss	$(41,234)	$(38,107)	$(22,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,780	69	51
Depreciation and amortization	9,410	10,952	6,559
Provision for inventories	4,997	5,031	8,628
Provision for purchase commitments on excess inventories	1,417	—	—
Provision for restructuring charges	1,610	577	1,798
Loss on disposal of fixed assets	9	39	—
Impairment of fixed assets	12	9,377	—
Amortization of discount and issuance costs on convertible senior notes	472	—	57
Provision for uncollectible receivables and sales returns and allowances	909	1,484	1,323
Consulting services provided by related party	5	17	100
Changes in assets and liabilities:
Accounts receivable	(1,334)	1,678	(863)
Inventories	(7,016)	(5,290)	(5,365)
Prepaid expenses and other current assets	(341)	83	115
Other assets	22	261	(278)
Accounts payable	2,856	(3,444)	391
Accrued expenses	(1,532)	1,427	1,374
Accrued restructuring costs	(1,850)	(433)	(608)
Deferred income	(119)	(1,191)	620
Other long-term liabilities	(13)	24	(21)

Net cash used in operating activities	(27,940)	(17,446)	(8,867)

Investing activities:
Proceeds from maturity of short-term investment securities	5,600	850	9,000
Purchase of short-term investment securities	(7,988)	(601)	(6,255)
Purchase of property, plant, and equipment	(3,799)	(878)	(1,921)
Net proceeds from sale of machinery and equipment	1,139	—	20
Restricted cash — decrease (increase)	593	838	(1,838)

Net cash provided by (used in) investing activities	(4,455)	209	(994)

Financing activities:
Proceeds from issuance of common stock under employee stock option plans	729	683	4,449
Proceeds from issuance of common stock on exercise of warrants	2,700	—	2,651
Legal fees for conversion of convertible debt to common stock	—	—	(42)
Proceeds from borrowing — related party	7,000	—	—
Repayment of borrowing — related party	(7,000)	—	—
Proceeds from (repayment of) short-term bank borrowing	(3,000)	3,000	—
Net proceeds from lease financing obligation	12,578	—	—
Repayment of lease financing obligation	(235)	—	—
Proceeds from issuance of convertible senior notes and warrants	30,000	—	—
Debt issuance costs related to convertible senior notes	(1,305)	—	—
Proceeds from long-term bank borrowing	2,000	—	—

Net cash provided by financing activities	43,467	3,683	7,058

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(12)

Increase (decrease) in cash and cash equivalents	11,072	(13,554)	(2,815)
Cash and cash equivalents at beginning of period	1,969	15,523	18,338

Cash and cash equivalents at end of period	$13,041	$1,969	$15,523

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$32	$48	$13

Interest	$1,972	$—	$5

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$169	$88	$113

Conversion of convertible debt to common stock	$—	$—	$21,177

Receivable from exercise of stock options	$—	$—	$221

See accompanying notes to consolidated financial statements

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

Sipex Corporation (“Sipex” or the “Company”) is a semiconductor company that designs, manufactures and markets high performance, value-added analog ICs that are used primarily by original equipment manufacturers (“OEMs”) operating in the computing, communications and networking infrastructure markets.

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

The Company’s wafer fabrication facility in Milpitas, California along with a number of third-party contractors fabricate, package and test its ICs. In an effort to achieve significant cost savings, in the third quarter of 2005 Sipex decided to close down the Milpitas wafer fabrication facility and transfer the IC manufacturing processes from there to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd. (“Silan”) in China and a wafer fabrication facility operated by Episil Technologies, Inc. in Taiwan. The closure of the Milpitas wafer fabrication facility was fully completed in early October 2006.

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

Effective January 1, 2004, the Company’s fiscal year was changed from a calendar year end to a 52 or 53-week fiscal year, which ends on the Saturday closest to December 31. The first quarter of fiscal year 2006 covered 91 days from January 1, 2006 to April 1, 2006, the second quarter covered 91 days from April 2, 2006 to July 1, 2006, the third quarter covered 91 days from July 2, 2006 to September 30, 2006, and the fourth quarter covered 91 days from October 1, 2006 to December 30, 2006. Hereinafter, the years ended December 30, 2006, December 31, 2005 and January 1, 2005 are also referred to as “2006,” “2005,” and “2004.”

Reverse Stock Split

On January 30, 2007, Sipex’s stockholders at a special meeting of stockholders approved a 1-for-2 reverse stock split. The reverse split became effective at 1:31 p.m. Pacific Standard Time on February 23, 2007. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital in the Company’s consolidated balance sheets. The Company has paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split. The number of authorized shares of common stock remains unchanged. All shares and per share amounts, including all common stock equivalents (stock options, warrants and convertible

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes) have been restated in the consolidated financial statements and in the notes to consolidated financial statements for all periods presented to reflect the reverse stock split.

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

Prior to January 1, 2004, the Company entered into arrangements that were not within the original contractual distributor agreements in that the Company allowed return rights and other concessions beyond the levels provided in the distributor agreements. Company management concluded it is unable to reasonably estimate sales returns for arrangements with its distributor; accordingly, effective January 1, 2003, sales and related cost of sales on shipments to distributors are deferred until the resale to the end customer.

Sales to Future Electronics Inc. (“Future”), and a related party, are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 10% of its total purchases during the most recent three-month period. This credit will be reduced to 5% applicable to all purchases made by Future from Sipex starting April 1, 2006.

Additionally, the Company provides Future with a 2% scrap allowance also effective April 1, 2006. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue accounting and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Research and development costs are expensed as incurred.

Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had a net loss in 2006, 2005 and 2004, stock options, warrants, and shares issuable in conversion of debt were excluded from the calculation of diluted net loss per share because the effect of such assumed conversion would be anti-dilutive.

A reconciliation of basic weighted average common shares with diluted weighted average shares is as follows (in thousands):

	2006	2005	2004

Weighted average common shares outstanding — basic	17,807	17,772	16,468
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—	—

Weighted average common shares outstanding — diluted	17,807	17,772	16,468

Antidilutive potential common shares excluded from the weighted average common shares outstanding for net loss per share calculation are as follows (in thousands, except per-share information):

	December 30,	December 31,	January 1,
	2006	2005	2005

Option shares outstanding	3,761	3,259	2,726
Weighted average exercise price of option shares outstanding	$5.88	$5.74	$11.96
Convertible notes of $30.0 million issued on May 18, 2006 (conversion price at $5.36)	5,597	—	—
Warrants issued on May 18, 2006 with the above convertible notes (exercise price at $6.432)	420	—	—

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Assets and Financial Liabilities

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The carrying value of bank borrowings approximates fair value as the fixed interest rate was set at the time of borrowing in December 2006. The carrying value of the Company’s convertible senior notes was $25.8 million, and the fair value was approximately $62.4 million as of December 30, 2006. The assumptions used for the fair value calculation included the Company’s stock price movements, interest rate changes, credit rating changes, timing on re-listing with Nasdaq Global Market, effectiveness on its Form S-1 filing with the SEC and other economic variables (See Note 12).

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

Valuation of Inventories

Sipex writes down the value of its inventories for estimated excess quantities, obsolescence, and/or marketability deficiencies. In addition, the Company writes down inventory costs to the lower of cost or market which becomes the new cost basis. Excess and obsolete inventories are determined by comparing current inventory quantities to current backlog, anticipated future demand and shipment history. The Company also evaluates the net realizable value of inventories to be acquired under purchase commitments with our wafer foundries. If such inventories are also considered to be excess when compared to future demand, we record reserves and charges to cost of sales for these purchase commitments. Lower of cost or market adjustments are determined by reviewing shipments during the quarter as well as quarter beginning backlog and comparing standard cost to anticipated market pricing. In estimating anticipated market pricing, the Company also considers current market conditions, industry performance, distributor inventory levels and sales to end-users and other relevant factors. If actual market conditions become less favorable than those anticipated by management, additional write-downs of inventories may be required in the future. Inventories, which had previously been written down to zero, with an original cost of $1.4 million, $1.0 million and $0.9 million, were sold in 2006, 2005 and 2004, respectively. The Company recorded inventory write-downs for excess and obsolete inventories of $5.0 million, $5.0 million and $8.6 million, during 2006, 2005 and 2004, respectively. In addition, during 2006, the Company recorded $1.4 million of charges to cost of sales for purchase commitments for excess inventories.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Parties

Future is a related party and its affiliates own approximately 8.6 million shares or 47% of Sipex’s outstanding common stock as of December 30, 2006. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 43%, 44% and 39% of its total net sales for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 respectively.

From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s consolidated financial statements as capital contributions totaling $5,000, $17,000 and $100,000 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 respectively.

In addition, Sipex incurred expense to Future totaling approximately $23,000 for marketing promotional materials, temporary accounting services and used furniture sold to the Company for the year ended December 30, 2006. Sipex recorded $44,000 of reimbursement expense for marketing promotional materials charged by Future for the year ended December 31, 2005. For the year ended January 1, 2005, no such expenses were recorded.

During February 2004, the affiliates of Future exercised the conversion rights to convert their existing notes into Sipex common stock for an additional 2.3 million shares. On August 5, 2004, the affiliates of Future exercised a warrant to purchase 450,000 shares of Sipex common stock at $5.8916 per share. The warrant was issued to the affiliates of Future in conjunction with the $12 million convertible note issued in 2002, which was converted into Sipex common stock in February 2004. In connection with the warrant exercise, Sipex agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of the Company’s issued and outstanding voting capital stock and (ii) 42.5% of the Company’s issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of the Company’s voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 20,000,000 (as adjusted for stock dividends, splits or like transactions). On August 9, 2004, the affiliates purchased 1.25 million shares of Sipex common stock in the open market.

On January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex common stock. The loan was repaid in March 2006. Sipex incurred interest expense totaling $86,000 related to the $7.0 million note with Future for the year ended December 30, 2006.

As discussed in Note 12, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Redeemable Convertible Senior Notes (“2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. On December 21, 2006, Rodfre paid $2.7 million to exercise its warrant for 419,776 shares of Sipex common stock at $6.432 per share. As of December 30, 2006, the affiliates of Future held 8.6 million shares, or 47% of the Company’s outstanding common stock.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense incurred by Sipex relating to the $15.0 million portion of 2006 Notes sold to Rodfre totaled $936,000 for the year ended December 30, 2006. No interest expense was recorded for the year ended December 31, 2005 as both convertible notes, issued in 2002 and 2003, were extinguished and converted into 2.3 million of the Company’s common shares as of February 18, 2004. Sipex recorded interest expense related to the debt with Future totaling $90,000 for the year ended January 1, 2005.

On September 8, 2006, Sipex appointed two executive vice presidents working for Future to its Board of Directors. The Board has determined that both new directors are not independent within the meaning of Rule 4200(a) (15) of the NASDAQ Manual by virtue of their relationships with Future. Accordingly, the Board does not expect to appoint them to any standing committees of the Board. In connection with their appointment as directors, both new directors have agreed to excuse themselves from any Board discussions that relate to transactions between Sipex and Future.

On March 29, 2007, the Company entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future, Sipex’s largest distributor worldwide and an affiliate of its largest stockholder (Alonim Investment Inc.), to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to the Company’s Loan and Security Agreement with Silicon Valley Bank and to its 5.5% Redeemable Convertible Senior Notes due 2026.

Employee Advances

Included in other current assets is approximately $58,000 and $39,000 due from employees at December 30, 2006 and December 31, 2005, respectively, which consist mainly of amounts due to Sipex related to hiring and relocation costs. These amounts are normally forgiven over employee’s service periods as agreed upon between each employee and Sipex.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their expected useful lives:

Useful Lives

Building and improvements	25 years (see Note 5)
Machinery and equipment	3-10 years (see Note 3)
Furniture, fixtures and office equipment	3-7 years
Leasehold improvements	Lesser of 10 years or lease term

Restricted Cash

As of December 30, 2006, restricted cash totaled $407,000 consisting of $350,000 held in a certificate of deposit as a guarantee payment to fulfill the terms of a software license agreement and $57,000 as a rental deposit related to the Company’s Belgium facility.

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, compensation cost to be recognized under SFAS No. 123R considers an estimate of options which will be forfeited prior to vesting.

The Company has elected to adopt the alternative transition method provided in the FASB Staff Position (“FSP”) No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3) for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. SFAS No. 123R prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, the Company only recognizes a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation on the research tax credit through the consolidated statement of operations rather than through paid-in-capital.

Prior to adopting SFAS No. 123R, the Company accounted for stock option grants under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees and related interpretations.” No compensation expense was recognized when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Compensation expense associated with the option repricing in 2005 was recorded up to the date of adoption of

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R until the options were exercised, cancelled, or otherwise expired, and the expense or benefit for the increase or decrease, respectively, in the fair market value of the Company’s common stock in excess of the option’s exercise price was recognized immediately for vested options and was recognized over the vesting period using an accelerated method for unvested employee options.

As the Company was not current with its filing with the SEC, employees who terminated from the Company during this period had been unable to exercise their stock options during the contractual 90 days of post-termination exercise period. The Company made a decision effective February 1, 2006 to extend the post-termination exercise period for former employees with approximately 96,000 vested stock options for the year ended December 30, 2006, until the earlier of 1) such date that was ninety (90) days after the date that the former employees were able to freely exercise the options pursuant to a registration statement on Form S-8 filed by the Company or 2) December 31, 2006. As a result, the Company recorded stock-based compensation relating to such extension totaling $177,000 for the year ended December 30, 2006.

In the fourth quarter of 2006, the Company accelerated the vesting of 220,000 stock options for three former directors of its board upon their departures. As a result, the Company recorded additional $138,000 stock-based compensation expense for the year ended December 30, 2006. During the same period, Sipex recorded additional employee stock-based compensation of $137,000 as restructuring expense for accelerating the vesting of 125,000 stock options in lieu of a severance payment made to a senior executive officer.

A summary of the Company’s stock option plan activities for the year ended December 30, 2006 is as follows:

	2006
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of year	3,259	$5.74
Granted	912	6.20
Exercised	(195)	3.73
Forfeited or expired	(215)	7.04

Outstanding at end of year	3,761	$5.88	7.81	$17,518

Vested and expected to vest at December 30, 2006	3,553	$5.91	7.76	$16,587

Exercisable at December 30, 2006	1,867	$6.47	6.83	$9,010

Under SFAS No. 123R, stock-based compensation expenses for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes single option pricing model to determine the fair value for stock option grants. The fair value of stock option grants issued is recognized as compensation expense on a straight-line basis over the requisite service period, which is the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. In addition, SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in exercise of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows total employee and non-employee stock-based compensation expense recognized in the condensed consolidated statements of operations pursuant to SFAS No. 123R (in thousands):

2006

Cost of sales	$343
Research and development	1,219
Marketing and selling	816
General and administrative	1,265
Restructuring (see Note 3)	137

Stock-based compensation expense before income tax effect	3,780
Less income tax effect	—

Stock-based compensation expense after income tax effect	$3,780

At December 30, 2006, there was $167,000 of total compensation cost capitalized in inventory.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the year ended December 30, 2006 included 3.7 million of employee stock-based compensation expense. At December 30, 2006, there was a total of $5.2 million unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards which is expected to be recognized over a weighted-average period of approximately 32 months.

During the year ended December 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $849,000, determined as of the date of option exercise.

Prior to the Adoption of SFAS No. 123R

Prior to 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB 25. The Company also provided the required pro forma disclosures as required by SFAS No. 123. The ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Pro forma information under SFAS No. 123 for periods prior to the adoption of SFAS No. 123R has not been restated to reflect the effects of implementing SFAS No. 123R. For purposes of this pro forma disclosure, the value of stock options was estimated using the Black-Scholes single option pricing valuation approach with forfeitures recognized as they occur. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock option plans and shares issued under the employee stock purchase plan (in thousands, except per-share amounts):

	2005	2004

Net loss as reported	$(38,107)	$(22,748)
Add employee stock-based compensation expense from accelerated stock option vesting and other employee stock option compensation included in reported net loss	60	51
Less employee stock-based compensation expense determined under fair value method	(5,107)	(7,969)

Pro forma net loss	$(43,154)	$(30,666)

Net loss per share
Basic and diluted — as reported	$(2.14)	$(1.38)
Basic and diluted — pro forma	(2.43)	(1.86)

On September 6, 2005, the Company informed the employees that certain options would be repriced to the then current market price of the Company’s stock which was $3.80 per share. The repricing applied to all options with an exercise price that was over $3.80 per share but excluded options granted to the Company’s CEO and board of directors. The repricing affected 1,227,983 stock options shares for 235 employees. The incremental employee compensation cost of the repricing was approximately $1.1 million calculated using the Black-Scholes stock option pricing model. The incremental employee compensation costs are included in the pro forma amounts above to the extent of vested options and the remaining cost will be recognized over the remaining vesting periods of the related options.

Valuation Assumptions

The fair value of the Company’s stock options granted was estimated at the date of grant using the Black-Scholes single option pricing model with the following weighted-averaged assumptions:

	2006	2005	2004

Expected life of options	6 years	4 years	4 years
Volatility	89%	86%	61%
Risk-free interest rate	4.8%	3.9%	3.4%
Dividend yield	—	—	—
Weighted average fair value of options granted	$4.68	$2.30	$5.76

Effective January 1, 2006, the Company has elected to use the “Simplified Method” outlined in SAB 107 to determine the expected term of its stock option grants. The calculation of expected term for previous SFAS No. 123 disclosure fair value estimates was based solely on an analysis of historical exercises of stock options. The Company believes that using the “Simplified Method” provides a better estimate of future exercise patterns. Stock volatility is based upon the Company’s historical stock price volatility. The Company considered historical volatility of a period generally commensurate with the expected or contractual term, as applicable, of the share option. The Company continues to use the risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option to be valued. The Company does not currently intend to pay cash dividends. Therefore, the Company has assumed a dividend yield of zero.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No shares were issued under the Company’s Employee Stock Option Plan (ESPP) during 2005 and 2006. The fair value of each ESPP share issued during 2004 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2006	2005	2004

Expected life of options	—	—	0.5 year
Volatility:
First purchase period	—	—	61%
Second purchase period	—	—	60%
Risk-free interest rate	—	—	2.0%
Dividend yield	—	—	—
Average fair value:
First purchase period	—	—	$2.74
Second purchase period	—	—	$2.70

Effect of Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company’s consolidated financial statements.

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (APB) No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (2) the transactions lack commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of its fiscal year 2007. The Company is assessing the impact of the adoption of FIN 48.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ended December 30, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

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

In December 2006, the FASB staff issued FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The FSP is required to be adopted by the Company in the first quarter of its fiscal year 2007. Sipex is currently assessing the impact of the adoption of this FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restructuring and Impairment of Fixed Assets

Below is a summary of the activities related to restructuring and impairment of fixed assets (in thousands):

			Total
		Employee	Restructuring	Fixed Asset
	Facility	Costs	Costs	Impairment

Accrual balance, December 31, 2003	$1,070	$—	$1,070	$—
Incurred in 2004	1,826	32	1,858	—
Charges utilized	(1,004)	(32)	(1,036)	—
Deferred rent adjustment	15	—	15	—
Adjustments to accrual	(60)	—	(60)	—

Accrual balance, January 1, 2005	1,847	—	1,847	—
Incurred in 2005	105	766	871	9,377
Charges utilized	(726)	—	(726)	(9,377)
Sub-lease income received	293	—	293
Adjustments to accrual	(264)	(30)	(294)

Accrual balance, December 31, 2005	1,255	736	1,991	—
Incurred in 2006	200	1,810	2,010	—
Charges utilized	(818)	(1,481)	(2,299)	(12)
Employee stock options accelerated as severance pay	—	(137)	(137)	—
Sub-lease income received	565	—	565	—
Adjustments to accrual	(209)	(54)	(263)	12

Accrual balance, December 30, 2006	$993	$874	$1,867	$—

In addition to the restructuring costs incurred above, in the fourth quarter of 2006, the Company incurred $116,000 of facility costs related to the unused fabrication portion of the Company’s headquarters facility in Milpitas, California, due to the transfer of wafer fabrication to Silan.

Restructuring

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

During the year ended January 1, 2005, the Company utilized $1.0 million of restructuring reserves, which primarily included $447,000 of write-off of leasehold improvements, and $463,000 of lease costs associated with the unused portion of its Billerica facility. The Company made additional adjustments to the restructuring for changes to the lease obligation totaling $60,000. For the year ended January 1, 2005, the balance of the restructuring accrual principally consisted of facility lease costs, and is expected to be paid over the next three years. The balance as of the year ended January 1, 2005 is $1.8 million, of which $566,000 was the short-term portion and $1.3 million was long-term portion.

On August 29, 2005, the Board of Directors of Sipex approved a plan to close its wafer fabrication operations located in Milpitas, California and transfer the fabrication to Silan in China to reduce costs and improve operating efficiencies. As a result, the Company recognized total restructuring charges of approximately $871,000 in the

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 30, 2006, for the unused portion of Billerica facility initiated in October 2003, the Company utilized the restructuring accrual totaling $726,000 which was primarily consisted of lease costs. Adjustments to the accrual for the Billerica facility primarily related to sub-lease income of $565,000 recorded on a cash basis due to the uncertainty of collectibility.

During 2006, Sipex incurred additional restructuring costs of $677,000 that related to employee retention payments for the closure of its wafer fabrication operations located in Milpitas, California, announced in August 2005. For employee costs, the Company utilized $1.4 million and recognized an expense accrual adjustment of $54,000. For facility costs related to Milpitas wafer fabrication closure, the Company recognized approximately $200,000 in expense for contract termination in the fourth quarter of 2006 associated with gas usage and service agreements with a vendor. For facility costs related to the Milpitas wafer fabrication closure, restructuring charges utilized during 2006 totaling $91,000 was for facility decontamination.

In the fourth quarter of 2006, the Company introduced a workforce reduction plan involving approximately 75 positions that was implemented in response to its transitioning to a fabless semiconductor company, optical products, reducing dependency on the commodity products and with a goal of improving cost structure. As a result, Sipex recorded total restructuring costs of $1.1 million related to employee severance compensation including $137,000 for accelerating the vesting of stock options in lieu of a severance payment for a senior executive officer. Severance payments of $122,000 were made in December 2006.

As of December 30, 2006, the balance of the restructuring accrual primarily consisted of employee severance costs, contract termination costs and facility lease costs. These costs are expected to be paid over the next 15 months. The balance of the accrual as of December 30, 2006 was $1.8 million of which $1.7 million was the short-term portion and $139,000 was the long-term portion.

Impairment

In the second quarter of 2005, Sipex tested its wafer fabrication asset grouping, for which cash flows from the wafer fabrication operations provide the lowest level of cash flows that are largely independent of the cash flows of other assets and liabilities of the Company, for recoverability in accordance with SFAS No. 144 given that an appraisal indicated the carrying amount of the asset grouping may not be recoverable. An impairment loss of $9.4 million was recognized, representing the difference between the carrying value and the fair value of the wafer fabrication asset grouping which management determined with the assistance of an independent appraisal firm.

In August 2005, the Board of Directors approved terminating the wafer fabrication operations and the sale of the related assets. Also in August 2005, the Company identified a potential buyer, Silan, who would purchase, take title to and be trained to use a substantial portion of its wafer fabrication asset grouping by the end of the third quarter of 2006. Accordingly, the Company continued to use the wafer fabrication assets until September 2006 and recorded depreciation expense based on the estimated remaining useful life at the time of impairment.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized an additional impairment loss of $12,000 resulting from the sale of wafer fabrication equipment and machinery in Milpitas, California, in the fourth quarter of 2006. These wafer fabrication assets had been impaired in the second quarter of 2005. Net proceeds from the sale totaled $1.1 million.

Note 4.	Inventories

Inventories are as follows (in thousands):

	2006	2005

Raw materials	$768	$223
Work-in-process	10,518	10,297
Finished goods	4,300	2,880

	$15,586	$13,400

Note 5.	Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	2006	2005

Land	$5,957	$5,957
Building and improvements	23,614	23,614
Machinery and equipment	11,713	13,503
Furniture, fixtures and office equipment	7,454	6,926
Leasehold improvements	357	326

	49,095	50,326
Less accumulated depreciation and amortization	29,982	24,523

	$19,113	$25,803

In September 2005, the Company tested its Milpitas corporate headquarters facility given an appraisal indicated that the carrying amount might not be recoverable. The headquarters facility housed the wafer fabrication operations as well as the sales and marketing department, the research and development department and the corporate administration functions. The Milpitas corporate headquarters facility does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities of the Company. Accordingly, the Milpitas corporate headquarters facility, which includes all assets located at the Milpitas facility except for the wafer fabrication asset grouping, is included in the asset grouping which includes all assets and liabilities of the Company. No impairment loss was recognized given the carrying value of all assets and liabilities of the Company was less than the fair value, determined based on the quoted market value of the Company.

In November 2005, the Board of Directors approved the sale of the Company’s Milpitas corporate headquarters facility. As a result of this decision, the Company reduced the remaining estimated depreciable life for its headquarters building and related improvements from 25 years to approximately four months (See Note 11 regarding the sale and leaseback arrangement for Sipex’s headquarters facility), or through March 2006, the date the Company expected the sale leaseback of the Milpitas corporate headquarters facility would qualify as a sale. This change resulted in an increase in depreciation expense recorded in the fourth quarter of 2005 of $6.5 million (with $4.3 million included in cost of sales) and in the first quarter of 2006 of $6.7 million (with $4.5 million included in cost of sales). In March 2006, the Company revised the remaining depreciable life of the Milpitas corporate headquarters facility (see Note 2) when it was determined that the sale leaseback did not qualify as a sale transaction and was required to be accounted for as a financing transaction.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Accrued Expenses

Accrued expenses are as follows (in thousands):

	2006	2005

Accrued compensation and benefits	$2,815	$2,959
Accrued provision for purchase commitment on excess inventories	1,417	—
Accrued interest and related derivative liaility	679	8
Accrued audit fees	574	2,607
Accrued commissions	444	309
Accrued income taxes	340	248
Accrued warranty	259	87
Accrued legal fees	251	365
Accrued royalties	19	185
Other	387	514

	$7,185	$7,282

Note 7.	Borrowing Arrangements

On July 21, 2005, Sipex entered into a Loan and Security Agreement (the “Agreement”), as amended, with Silicon Valley Bank, which has an expiration date of September 29, 2007. The Agreement provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $2,000,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bear an interest rate, chosen by Company, either at the bank’s prime rate or LIBOR rate (depending upon the interest period of one, two or three months selected by Sipex) plus 2.75%. Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006 (See Note 11). On March 9, 2006, Sipex entered into a sale and leaseback transaction with Mission West Properties, L.P. for its headquarters facility, located at 233 South Hillview Drive in Milpitas, California. Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5,000,000 line of credit with Silicon Valley Bank. In respect to financial covenants, the Agreement requires the Company to maintain a minimum liquidity ratio for each quarter ended not less than 2.50:1.00 which is calculated as the sum of (i) unrestricted cash and cash equivalents, short-term marketable securities and 50% of consolidated accounts divided by (ii) the outstanding borrowings from the bank. In addition, Sipex is required to maintain a minimum amount of tangible net worth (as defined in the Agreement) as of the last day of each quarter.

The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0% and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement. As of December 30, 2006, the unused portion of the line of credit was $3,735,000.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Agreement, in addition to the $5,000,000 secured revolving line of credit, Sipex can borrow under the term loans from September 28, 2006 to December 31, 2006 in an aggregate amount not to exceed $2,000,000. Interest accrues from the date of each term loan at a fixed rate of 9.25%. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of December 30, 2006, $2,000,000 term loan was outstanding, of which $667,000 was the short-term portion and $1,333,000 was the long-term portion. If Sipex is unable to satisfy the financial covenant requirements and is unable to obtain a waiver from the bank, the Company may be required to repay the outstanding borrowing amounts and/or classify such amounts as short-term bank borrowing.

On January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which Sipex issued a 9% secured note with convertible interest due January 19, 2008 to an affiliate of Future (See Note 2). The note was secured by a deed of trust on the Company’s headquarters property located in Milpitas, California. Accrued interest on the loan was convertible into Sipex’s common stock at the option of the holder on January 19, 2007 and January 19, 2008. The conversion price would be the volume weighted average price for sales of the common stock during the 20 trading days prior to the date of conversion. The holder of the note could require repayment of the note in the event of a change of control of Sipex or the sale of the property subject to the deed of trust. The note was subject to customary events of default. Interest on the note accrued at 9% compounded quarterly and was payable at maturity. The note was subsequently paid off in cash in March 2006.

On March 29, 2007, the Company entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future. This agreement creates a promissory note facility that provides that from time to time the Company may issue to Rodfre up to $10.0 million worth of 9% Unsecured Junior Notes in exchange for cash equal to the principal amounts of each note. The notes have customary events of default, including defaults upon failure to pay interest or principal amounts when due, breach of covenants (with a 15 day grace period), breach of representations and warranties, default on other indebtedness in excess of $1.0 million, or upon insolvency events. The holders of the notes will also have the option of demanding repayment of any outstanding amounts owed pursuant to the notes within 30 days of a change of control of Sipex.

Note 8.	Income Taxes

In the accompanying consolidated statements of operations, “Loss before income tax expense (benefit)” includes the following components for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 (in thousands):

	2006	2005	2004

Domestic	$(40,930)	$(37,910)	$(23,019)
Foreign	(179)	(5)	138

Loss before income tax expense (benefit)	$(41,109)	$(37,915)	$(22,881)

Total federal, state and foreign income tax expense (benefit), consists of the following (in thousands):

	2006			2005			2004
	Deferred	Current	Total	Deferred	Current	Total	Deferred	Current	Total

Federal	$—	$—	$—	$—	$—	$—	$—	$—	$—
State	—	(10)	(10)	—	4	4	—	(14)	(14)
Foreign	—	135	135	—	188	188	—	(119)	(119)

Total expense (benefit)	$—	$125	$125	$—	$192	$192	$—	$(133)	$(133)

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual tax expense (benefit) differs from the “expected” statutory tax expense as follows (in thousands):

	2006	2005	2004

Tax benefit at statutory rate	$(14,388)	$(13,270)	$(8,008)
State income tax, net of federal income tax expense (benefit)	(10)	4	(14)
Non-deductible expenses	872	40	39
Foreign taxes on branch income and tax rate differential	135	188	(119)
Tax credits	(606)	(928)	(491)
Losses not benefited/change in valuation allowance	14,122	14,158	8,460

Actual tax expense (benefit)	$125	$192	$(133)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005

Current deferred tax assets:
Inventories, primarily write-downs not currently deductible	$4,127	$5,049
Accounts receivable	389	503
Deferred revenue	3,170	3,064
Accrued expenses and reserves not currently deductible	7,944	2,659

Total current deferred tax assets before valuation allowance	15,630	11,275
Valuation allowance — current	(15,630)	(11,275)
Noncurrent deferred tax assets:
Net operating loss carryforwards	77,083	63,468
Tax credit carryforwards	5,405	5,232

Total noncurrent deferred tax assets before valuation allowance	82,488	68,700
Valuation allowance — noncurrent	(77,033)	(67,810)

Deferred tax liabilities:
Fixed assets, due to differences in depreciation	(5,455)	(890)

Net deferred tax assets	$—	$—

At December 30, 2006, the Company had U.S. net operating loss carry forwards of approximately $207.4 million, which are available to offset future Federal taxable income. These losses expire during the years 2007 through 2026. As of December 30, 2006, a substantial amount of the net operating loss carry forwards are subject to annual limitations as a result of IRC Section 382 ownership changes, which have occurred in prior years.

At December 30, 2006, the Company had Massachusetts and California net operating loss carry forwards of approximately $131.7 million and $73.6 million, respectively. The Massachusetts net operating loss expires during the years 2007 through 2011, while the California net operating loss expires from 2012 through 2016.

The valuation allowance increased by $13.6 million, $13.3 million and $9.6 million for the years ended 2006, 2005 and 2004, respectively. In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become taxable. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income over the periods which the deferred tax assets are deductible. Based on these considerations, management believes that it is more likely than not that the deferred tax assets at December 30,

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 will not be realized in the future. At December 30, 2006, approximately $1.8 million of the valuation allowance was attributable to stock compensation expense for tax purposes, that tax benefit of which, when realized, will be credited to stockholders’ equity.

As of December 30, 2006, the Company also had federal and California research and development credit carry forwards of approximately $3.1 million and $3.5 million respectively. The federal credit expires from 2010 to 2026, and the California credit may be carried forward indefinitely. The Company also has approximately $2.1 million of California manufacturer’s investment credit carry forwards, which expire from 2007 to 2013, and $0.1 million of Massachusetts investment tax credit carry forwards, which may be carried forward indefinitely.

United States federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries. These undistributed earnings aggregated $195,000 at December 30, 2006, and it is the Company’s intention that such undistributed earnings be permanently reinvested offshore under APB 23. The Company would be subject to additional United States taxes if these earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). Among other provisions, the Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We currently do not intend to repatriate foreign earnings under the Act. It is not anticipated that the other provisions of the Act will have a material impact on the Company’s effective tax rate.

Note 9.	Stockholders’ Equity

Issuance of Common Stock to Related Party

In February 2004, the affiliates of Future exercised the conversion rights to convert the first note (sold on September 27, 2002) with an attached warrant and the second note (sold on June 20, 2003) into an aggregate of 2.3 million shares of the Company’s common stock. A total of $22.6 million of principal portion of long-term debt, net of $1.2 million in unamortized discount and $0.2 million in unamortized issuance cost, was extinguished. On August 5, 2004, the affiliates of Future exercised the warrant attached to the first note to purchase 450,000 shares of Sipex’s common stock at an exercise price of $5.8916 per share for a total of $2,651,000. On December 21, 2006 an affiliate of Future exercised its warrants attached to the 2006 Notes (see Note 12) to purchase 419,776 of the Company’s common stock at an exercise price of $6.432 per share for a total of $2,700,000.

Stock Option Plans

Sipex currently maintains five option plans. They are the 1997 Stock Option Plan, 1999 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Non-statutory Stock Option Plan and 2006 Equity Incentive Plan under which 0.6 million, 0.6 million, 0.3 million, 1.0 million and 0.8 million shares were reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under 2000 Non-qualified Stock Option Plan to 335,995. Approximately 3,761,000 stock options were outstanding as of December 30, 2006 for all plans. As of December 30, 2006, approximately 930,000 stock options were available for grant under all plans.

In the fourth quarter of 2006, the Company accelerated the vesting of 220,000 stock options for three former directors of its board upon their departures. As a result, the Company recorded additional $138,000 stock-based compensation expense for the year ended December 30, 2006. During the same period, Sipex recorded additional employee stock-based compensation of $137,000 as restructuring expense for accelerating vesting of 125,000 stock options in lieu of a severance payment made to a senior executive officer.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 29, 2005, Sipex’s Board of Directors approved the repricing of the employee stock options outstanding under its stock option plans, effective as of the close of business on September 6, 2005 with the exception that options granted pursuant to the Sipex Corporation 1999 Stock Plan and options granted to Sipex’s current CEO and directors would not be repriced. In addition, outstanding options with current exercise prices below the fair market value of Sipex’s common stock at the close of business on September 6, 2005 will also not be subject to the repricing. As such, approximately 1,228,000 options held by 235 employees, with a weighted-average exercise price of $12.44 were modified on September 6, 2005 to lower the option exercise price to $3.80 which equals to the fair market value of Sipex’s common stock at the close of business as disclosed on the “Pink Sheets” on that date. No other changes were made to the terms of the repriced stock options. Compensation expense associated with the option repricing was recorded until the options were exercised, cancelled, or otherwise expired and the expense or benefit for the increase or decrease, respectively, in the fair market value of the Company’s common stock in excess of the option’s exercise price was recognized immediately for the vested options and over the vesting period using an accelerated method for unvested employee options. For the year ended December 31, 2005, no compensation expense was recorded related to the repriced options as Sipex stock price at the end of the year was lower than the exercise price of the repriced options. The variable accounting associated with the repriced options ceased upon the adoption of SFAS No. 123R, effective January 1, 2006.

During 2005 Sipex recorded $60,000 in stock-based compensation expense due to the extension of the exercise period on a stock option granted to a former executive. During 2004, the Company recorded $44,000 in stock compensation resulting primarily from the accelerated vesting of stock options to former executives at the time of termination.

A summary of Sipex’s stock option activity for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 is presented below (in thousands, except per-share amounts).

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands)		(In thousands)		(In thousands)

Outstanding at beginning of year	3,259	$5.74	2,726	$11.96	3,285	$11.02
Granted	912	6.20	1,409	3.70	823	11.31
Exercised	(195)	3.73	(78)	5.92	(689)	6.16
Forfeited or expired	(215)	7.04	(798)	10.14	(693)	12.44

Outstanding at end of year	3,761	$5.88	3,259	$5.74	2,726	$11.96

Vested and expected to vest at December 30, 2006	3,553	$5.91

Exercisable at December 30, 2006	1,867	$6.47

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about Sipex’s stock options outstanding at December 30, 2006 (in thousands, except number of years and per-share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 2.00 - $ 3.36	323	7.62 years	$2.89	167	$2.54
$ 3.40 - $ 3.40	651	7.85 years	$3.40	339	$3.40
$ 3.44 - $ 3.78	272	8.76 years	$3.60	174	$3.58
$ 3.80 - $ 3.80	975	6.50 years	$3.80	698	$3.80
$ 3.82 - $ 5.20	386	8.81 years	$4.10	83	$4.14
$ 5.62 - $ 6.90	419	9.50 years	$6.28	23	$6.72
$ 7.00 - $ 9.14	382	9.17 years	$8.43	105	$8.81
$ 9.56 - $43.00	331	6.38 years	$16.99	256	$17.96
$56.63 - $56.63	8	3.55 years	$56.63	8	$56.63
$57.50 - $57.50	14	3.59 years	$57.50	14	$57.50

	3,761	7.81 years	$5.88	1,867	$6.47

Employee Stock Purchase Plan

In January 1996, the Board of Directors approved the 1996 Employee Stock Purchase Plan, pursuant to which Sipex is authorized to issue up to 250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 1996 Employee Stock Purchase Plan to 200,000 shares. On May 27, 2004, the Company’s stockholders approved an increase of 150,000 shares of common stock reserved for grant under such Plan. Under the terms of the Plan, employees can choose to have up to 10 percent of their annual base earnings withheld each year to purchase Sipex’s common stock. The purchase price of stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. As of December 30, 2006, approximately 122,000 shares were available for issuance under the Plan.

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

Changes in Sipex’s warranty liability during the years are as follows (in thousands):

	2006	2005	2004

Beginning balance	$87	$228	$195
Warranty claims	(28)	(60)	(192)
Accruals for the period	200	(81)	225

Ending balance	$259	$87	$228

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.  Lease Financing Obligation

On March 9, 2006, the Company entered into an Agreement for Purchase and Sale of Real Property with Mission West Properties, L.P. The agreement provides for the sale of the Company’s headquarters facility, located at 233 South Hillview Drive in Milpitas, California (the “Hillview facility”), to Mission West Properties, L.P. for a price of $13.4 million in cash. The Company incurred commission and selling costs of $0.8 million. The Hillview facility primarily consists of two connected buildings with approximately 95,700 total square feet (which includes 20,000 square feet of Class 10 clean room), 293 on-site surface parking spaces, and the underlying land with improvements and all fixtures attached thereto. Simultaneously, the Company entered into a Standard Form Lease agreement to lease back the Hillview facility from Mission West Properties, L.P. The lease term is 60 months with average lease payments of approximately $1.4 million per year. Further, the Company will have an option to extend the lease for an additional five years when the current term expires.

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

Fiscal year ending December
2007	$1,329
2008	1,368
2009	1,408
2010	1,449
2011	11,454

Total minimum lease payments	17,008
Less: amount representing interest	4,665

Present value of minimum lease payments	12,343
Less: current portion of lease financing obligation	191

Long-term lease financing obligation	$12,152

For the year ended December 30, 2006, interest expense totaled $927,000 for the lease financing obligation.

Note 12.  Convertible Senior Notes

Terms and Conditions

On May 18, 2006, Sipex issued $30.0 million of 5.5% Redeemable Convertible Senior Notes due 2026 (“2006 Notes”) in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being sold in this offering. The remainder of the 2006 Notes was purchased by other accredited investors. The Company intends to use the net proceeds of approximately $29.0 million for general corporate purposes.

The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. Sipex may pay interest in cash or, solely at its option, in shares of its common stock. However, Sipex may only make interest payments in shares of its

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2006 Notes are convertible into Sipex’s common stock at any time prior to maturity, initially at a conversion price of $5.36 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. If fully converted, the principal amount of the 2006 Notes would convert into 5,597,015 shares of the Company’s common stock.

At any time prior to maturity, the Company may elect to automatically convert some or all of the 2006 Notes into shares of Sipex’s common stock if the daily closing price of its common stock exceeds one hundred fifty percent (150%) of the then applicable conversion price (initially $8.04 per share) for 20 trading days during any 30 trading-day period ending within 5 days of the notice of automatic conversion and either (a) a registration statement covering the resale of the common stock issued upon conversion is effective and available for use from the date Sipex notifies the holder of the 2006 Notes of the automatic conversion and Sipex reasonably expects such registration statement to remain effective through and including the earlier of the date of the automatic conversion or the last date on which the registration statement registering the resale of such common stock is required to be kept effective under the terms of the registration rights agreement, or (b) the common stock to be issued upon conversion may be sold pursuant to Rule 144(k) under the Securities Act.

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

The 2006 Notes contains certain covenants applicable to Sipex, including a covenant restricting the amount of indebtedness that Sipex can incur that is senior or pari passu with the 2006 Notes to an aggregate principal amount of $7.5 million, unless such restriction is waived by holders of over 66 2/3% of the principal amount of the 2006 Notes then outstanding. In addition, an event of default would occur under the 2006 Notes for a number of reasons, including the Company’s failure to pay when due any principal, interest or late charges on the 2006 Notes, the default and acceleration of indebtedness with the Company’s bank and other lenders in amounts greater than $2.5 million, certain events of bankruptcy and its breach or failure to perform certain representations and obligations under the 2006 Notes. Upon the occurrence of an event of default, the Company’s obligations under the 2006 Notes may become due and payable in accordance with the terms thereof. Further, the holders of the 2006 Notes have imposed dividend restriction on Sipex.

In conjunction with the issuance of the 2006 Notes, the Company issued warrants to purchase an aggregate of 839,552 shares of its common stock to the accredited investors. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $6.432 per share, subject to adjustment upon certain events, including,

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex. On December 21, 2006, Rodfre paid $2.7 million to exercise its warrant for 419,776 of Sipex common stock at $6.432 per share. As of December 30, 2006, the affiliates of Future held 8.6 million shares, or 47% of the Company’s outstanding capital stock.

At any time after May 18, 2009, Sipex may terminate the remaining warrants if the closing price of its common stock exceeds 200% of the exercise price for at least 20 trading days during any 30 trading-day period. Such warrants will expire 90 days after the mailing date of the notice of termination. Any unexercised warrants with exercise prices below the then current fair market value as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. Each of the unexercised warrants will expire at 5:00 p.m., New York City time, on May 18, 2011, unless earlier terminated as described above.

As Sipex was not current in its SEC filings by August 15, 2006, Sipex incurred additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 and ending on September 21, 2006, the date that the Company’s filings became current. In addition, Sipex’s common stock was not listed on the Nasdaq Global Market, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006. Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that its common stock becomes listed for trading on one of the national exchanges.

As part of the 2006 Note agreements, Sipex also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Sipex has agreed to file with the SEC a registration statement covering the resale of the 2006 Notes, the warrants and the shares of Sipex’s common stock issuable upon conversion of the 2006 Notes and exercise of the warrants no later than August 15, 2006 and to have the registration statement declared effective no later than December 31, 2006. Since Sipex did not file the registration statement by August 15, 2006, Sipex will be required to pay certain “registration delay payments,” up to an annual rate of 1.2%, as calculated in the Registration Rights Agreement, with respect to solely the 2006 Notes.

The aforementioned additional interest and registration delay payments are collectively referred as the penalties (the “penalties”). The Company filed all its late Forms 10-K and 10-Q to the SEC by September 21, 2006 and incurred such penalties and recorded additional interest expense of $119,000 relating to the penalties for the year ended December 30, 2006.

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

The estimated fair value of the warrants of $1.6 million is accounted for as a freestanding warrant. The Company also recorded the $1.6 million estimated value of the beneficial conversion feature of the 2006 Notes. The Company applied the guidance from Emerging Issues Task Force, “EITF” Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” in accounting for the 2006 Notes, the accompanying warrants and the value of the beneficial conversion feature. Pursuant to EITF Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ’Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,”’, the Company combined the obligation to make registration delay payments and other

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest penalty payments related to listing of the Company’s stock with the convertible senior notes for accounting purpose. Furthermore, these penalty obligations have been bifurcated from the combined instruments and accounted for as a derivative. The $134,000 derivative liability for the penalties recorded represents the estimate fair value of such obligation as of the date of issuance of the 2006 Notes relating to the penalties to be incurred in the event certain regulatory filings are not made in a timely manner and in the event of non-timely listing of the stock on an exchange. The fair value of the freestanding warrants and the estimated value of the beneficial conversion feature were recorded to increase the additional paid-in capital while the estimated fair value of the penalties was recorded as a derivative liability.

The issuance costs totaled $1.3 million of which $1.2 million related to debt issuance costs and $71,000 related to warrant issuance costs. The $1.2 million, which includes placement agent fees of $900,000 on the $15.0 million of the 2006 Notes not sold to Future, is being amortized as part of interest expense over a five-year period. The Company reduced additional paid-in-capital by $71,000 related to warrant issuance costs.

For the year ended December 30, 2006, Sipex recorded $452,000, which included $119,000 penalties, as an increase to interest expense resulting from the upward revaluation of the estimated fair value of the derivative liability. The estimated fair value of the derivative liability as of December 30, 2006 was $467,000. For the year ended December 30, 2006, the Company recorded interest expense of $1.5 million under the effective interest method which included $1.0 million for interest at 5.5% and $472,000 for amortization of discounts and debt issuance costs.

Note 13.	Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan, covering substantially all employees. Sipex discontinued its 50% match for contributions made by employees up to 6% of their annual compensation in 2002 and started to contribute again in 2003. During 2004 Sipex discontinued the 50% match again. In July 2005, the Company reinstated the 401(k) matching plan whereby the Company matches 50% of employee contribution of up to 3% of their annual compensation (or maximum of 1.5% of annual salary). Sipex can also make a discretionary contribution to the plan. Employee contributions vest immediately and employer contributions vest ratably over five years. Participants are entitled, upon termination or retirement, to their vested portion of retirement fund assets which are held by a corporate trustee. During 2006, 2005 and 2004, employer contributions to the plan were approximately $223,000, $106,000, and $137,000, respectively.

Note 14.	Commitments and Contingencies

Sipex leases facilities under operating leases expiring through 2015. Rent expense was approximately $614,000, $636,000 and $600,000 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. During 2006, the Company received approximately $565,000 in sublease income from four tenants at its facility in Billerica, Massachusetts.

Minimum lease payments under operating leases are approximately as follows (in thousands):

2007	$1,201
2008	522
2009	236
2010	168
2011	147
Thereafter	24

Total	$2,298

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of December 30, 2006, the minimum purchase commitment with PolarFab was approximately $3.7 million for the following twelve months.

On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of December 30, 2006, the deposit amount was at $350,000, which is included in the accompanying consolidated balance sheet as restricted cash.

On December 20, 2005, Sipex entered into an agreement to use a fast simulator software tool for improvement of its product development. A commitment of future payments including maintenance support fees totaled $467,000 to be paid over the next three years. The agreement expires on December 19, 2008.

On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction was related to closing the Company’s wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using the Company’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight (8) of the Company’s processes and related product manufacturing to Silan. Once Sipex confirms to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to the Company’s specifications, Silan shall commence commercial manufacturing for the Company. Subject to the Company’s option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating Sipex to purchase from Silan an average of at least one thousand (1,000) equivalent wafers per week, calculated on a quarterly basis, for two years. As of December 30, 2006, Silan had not conformed to the Company’s specifications relating to the process qualification wafers and product qualification wafers.

In May 2006, Sipex entered into a private label agreement with BCD Semiconductor Manufacturing Limited (“BCD”). The Company is obligated to purchase parts no less than one-third of the amount of the rolling six-month forecast. As of December 30, 2006, the minimum purchase commitment with BCD was $0.4 million for the next six months.

In June of 2006, Sipex entered into an agreement for verification software tools used for IC design. A commitment of future payments including maintenance support fees totaled $489,000 to be paid over the next three years. The agreement expires in June 2009.

As of December 30, 2006, Sipex had future wafer purchase commitment totaling approximately $1.0 million with Episil for non-cancelable purchase orders issued. Currently, the Company does not have a minimum purchase agreement with Episil.

Legal Proceedings

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business including those described below. The Company defends itself vigorously against any such claims. The outcome of certain of these matters below is currently not determinable, and an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Action Securities Litigation

Beginning on or about January 24, 2005, four securities class action suits were filed against the Company’s and certain of its current and former officers and directors. All complaints were filed in the United States District Court for the Northern District of California, San Francisco. The captions of the cases were as follows: Keller v. Sipex Corporation, et al., (05-CV-00331) (WHA), Coil Partners LLC v. Sipex Corporation, et al., (05-CV-00392) (WHA), Levy v. Sipex Corporation, et al., (05-CV-00505) (WHA), and Jacobson v. Sipex Corporation, et al., (05-CV-00712) (WHA).

The securities class action suits were filed on behalf of the purchasers of Sipex’s common stock in various class periods, beginning on or about April 10, 2003 and ending on January 20, 2005. The plaintiffs in these cases alleged, among other things, violations of sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified monetary damages and other relief against all defendants. Specifically, the complaints alleged that Sipex and the individual defendants made false or misleading public statements regarding its financial results during the class periods.

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

Stockholder Derivative Litigation

On February 8, 2005, a putative stockholder derivative suit was filed in the Superior Court of the State of California, County of San Mateo, on behalf of Sipex against certain of its current and former officers and directors for alleged fiduciary duty violations, gross negligence, unjust enrichment and breach of contract (Lie v. McBurnie, et al., CIV444748). On March 25, 2005, a second putative stockholder derivative suit was filed in the Superior Court of the State of California, County of Santa Clara, on behalf of Sipex against certain of its current and former officers and directors for alleged fiduciary duty violations, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment (Nagdev v. Maghribi, et al., 105CV038114).

The derivative complaints were based on similar facts and events as those alleged in the securities class action suits. Specifically, the complaints alleged that the individual defendants deliberately damaged Sipex by, among other things, causing the Company to improperly recognize and report revenue, causing Sipex to issue false and misleading statements about its financial results, exposing Sipex to liability for securities fraud, and damaging its reputation.

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 23, 2006, the Court approved the settlement of the stockholder derivative action. The settlement provided for a payment of $300,000 to the plaintiffs, pursuant to the terms of the settlement agreement, and the adoption of certain corporate governance measures and the payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel, all of which were funded entirely by proceeds from the Company’s directors’ and officers’ insurance policy.

Government Investigations

On February 18, 2005, Sipex announced that the Securities and Exchange Commission (the “SEC”) had commenced a formal investigation into the same matters as those that were the subject of Sipex’s previously announced internal investigation into the Company’s financial and transactional records with regard to revenue recognition for the years ended December 31, 2003 and January 1, 2005. On September 20, 2006, the Company received a notification from the staff of the SEC that the investigation had been terminated, and no enforcement was recommended to the SEC with respect to Sipex.

DiPietro v. Sipex

In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex Corp.) brought an action against Sipex for his severance benefits. Sipex counterclaimed for approximately $150,000 which was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro under the promissory note). In June 2005, the Middlesex Superior Court granted both Sipex’s Motions for Summary Judgment. As a result, Mr. DiPietro was ordered to pay Sipex $149,486 plus costs and interest which has now appreciated to approximately $222,000 as of December 30, 2006. Interest is added to this amount at twelve (12%) percent per year. Mr. DiPietro filed a notice of appeal on July 19, 2005. In addition, the court has required Mr. DiPietro to post a bond in the amount of $150,000. On December 12, 2006, Sipex appeared before the Appeals Court, for oral arguments. Sipex expects to learn of the Court’s decision within the next six to twelve months.

Sipex v. Lestina

On or about October 26, 2006, Sipex initiated an arbitration proceeding before the American Arbitration Association against one of its distributors, Lestina International. Sipex’s Demand For Arbitration alleges that Lestina breached the Distributor Agreement between Sipex and itself by, inter alia, failing to make timely payments on invoices resulting in a $281,667 unpaid balance, plus interest, owing to Sipex. The Demand also seeks attorneys’ fees and costs of suit.

On or about January 15, 2007, Lestina filed an Answer denying the allegations of Sipex’s Demand and, at the same time, filed its Cross-Complaint for Damages against Sipex in the same arbitration proceeding. In the Cross-Complaint, Lestina asserts, inter alia, that Sipex breached the Distributor Agreement by failing to fulfill all outstanding orders placed by Lestina prior to that Agreement’s termination, and that Sipex committed other acts constituting interference with Lestina’s contractual relations and negligent misrepresentation. Lestina seeks damages in an amount according to proof at trial, attorneys’ fees and costs.

The arbitration is in its early stages, no discovery has taken place. The arbitration hearing has been set to commence on July 25, 2007. The Company believes that its claims against Lestina have merit and that Sipex has meritorious defenses to the claims alleged by Lestina in the Cross-Complaint, and the Company intends to defend against those claims vigorously.

Other Contingencies

Under the terms and conditions of the Company’s sales agreements, Sipex has offered limited intellectual property indemnification to its customers. The indemnity limits the time within which an indemnification claim can

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be made and the amount of the claim. It is not possible to determine the maximum potential amount due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Historically, payments made by the Company for this type of claim have not had a material impact on its operating results or financial position.

Note 15.	Valuation and Qualifying Accounts

The Company had the following activities for the allowance for sales returns and allowances and bad debt reserves (in thousands):

	Sales
	Returns and	Bad Debt	Total A/R
	Allowances	Reserves	Allowances

Balances at December 31, 2003	$143	$200	$343
Provisions	1,355	(32)	1,323
Charged to other account	350	—	350
Deductions	(489)	(113)	(602)

Balances at January 1, 2005	1,359	55	1,414
Provisions	1,173	311	1,484
Charged to other account	53	—	53
Deductions	(1,485)	(117)	(1,602)

Balances at December 31, 2005	1,100	249	1,349
Provisions	989	(80)	909
Charged to other account	282	—	282
Deductions	(1,568)	(115)	(1,683)

Balances at December 30, 2006	$803	$54	$857

The increases in sales returns and allowances in 2005 and 2004 primarily reflect added provisions for general and specific future returns and allowances from customers as well as price reductions on the Company’s products sold to Future, a related party, under an exclusive distribution agreement. The decrease in sales returns and allowances in 2006 was primarily due to a reduction in the rate of sales returns and allowances.

Note 16.	Segment Information and Major Customers

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The disaggregated information reviewed on a product line basis by the CEO is as follows (in thousands):

	2006	2005	2004

Interface	$44,550	$38,477	$39,622
Power Management	22,780	19,027	21,223
Optical Storage	11,339	14,620	13,824
Other*	81	550	784

Total net sales	$78,750	$72,674	$75,453

*	Mainly legacy and other discontinued products.

Although Sipex has operations in Malaysia, China, Taiwan, Japan, South Korea, Germany, Canada and Belgium, substantially all the Company’s operations and long-lived assets reside in the United States.

The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	2006	2005	2004

United States	$16,078	$14,704	$15,203
China	12,790	8,606	7,085
Japan	12,158	16,859	18,520
Singapore	12,058	9,381	9,391
United Kingdom	11,713	11,137	9,220
Taiwan	5,040	6,253	8,654
Asia, other than Japan, Taiwan, Singapore, and China	4,998	1,604	1,997
Germany	1,426	1,413	1,550
France	602	1,421	2,473
Rest of the World	1,887	1,296	1,360

Total net sales	$78,750	$72,674	$75,453

Major customers who accounted for 10% or more as a percentage of total gross accounts receivable are as follows:

	2006	2005

Future Electronics, Inc., a related party	15%	44%
Jetronic Technology	11%	*	%

*	Less than 10%

Major customers who accounted for 10% or more as a percentage of total net sales are as follows:

	2006	2005	2004

Future Electronics, Inc., a related party	43%	44%	39%
Microtek, Inc.	* %	10%	17%
Komatsu	11%	* %	* %

*	Less than 10%

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Quarterly Data (Unaudited)

Following are summaries of quarterly consolidated operating results and per share data for the years ended December 30, 2006 and December 31, 2005. Net loss per share is based on the weighted average common and common equivalent shares outstanding during the quarter. Therefore, the total of net loss per share for the four quarters, when added from the following table, may differ from the net loss per share for the respective total years reported elsewhere in this report.

	Quarters Ended
	December 30,	September 30,	July 1,	April 1,
	2006	2006	2006	2006
	(In thousands, except per share data)

Fiscal 2006
Net sales	$18,859	$21,024	$21,013	$17,854
Gross profit (loss)	(516)	6,196	3,866	(195	)(2)
Net loss	(14,278)	(6,299)	(6,858)	(13,799	)(2)
Net loss per common share — basic and diluted	(0.80)	(0.35)	(0.39)	(0.78)

	Quarters Ended
	December 31,		October 1,	July 2,		April 2,
	2005		2005	2005		2005
	(In thousands, except per share data)

Fiscal 2005
Net sales	$17,242		$17,373	$18,332		$19,727
Gross profit	501	(2)	4,626	3,245		5,377
Net loss	(11,693	)(2)	(5,161)	(16,211	)(1)	(5,042)
Net loss per common share — basic and diluted	(0.66)		(0.29)	(0.91)		(0.28)

(1)	As described in Note 3, in the second quarter of 2005, the Company recognized a $9.4 million impairment charge for its long-lived assets, based upon changes in the planned use for its wafer fabrication assets.

(2)	As described in Note 5, in the fourth quarter of 2005, the Company reduced the remaining estimated depreciation life for its headquarters building and related improvements from 25 years to approximately four months based upon its decision to sell the facility, resulting in an increase in depreciation expense of $6.5 million (including $4.3 million included in cost of sales) and in the first quarter of 2006 of $6.7 million (with $4.5 million included in cost of sales).

Note 18.	Subsequent Events

On January 30, 2007, Sipex’s stockholders at a special meeting of stockholders approved a 1-for-2 reverse stock split. The reverse split became effective at 1:31 p.m. Pacific Standard Time on February 23, 2007. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital in the Company’s consolidated balance sheet. The Company has paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split. The number of authorized shares of common stock remains unchanged.

On March 29, 2007, the Company entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future, Sipex’s largest distributor worldwide and an affiliate of its largest stockholder (Alonim Investment Inc.), to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to the Company’s Loan and Security Agreement with Silicon Valley Bank and to its 5.5% Redeemable Convertible Senior Notes due 2026.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not Applicable.

Item 9A.	Controls and Procedures:

Evaluation of Disclosure Controls and Procedures for year ended December 30, 2006

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 30, 2006, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our disclosure controls and procedures as defined in Rule 3a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended January 1, 2005 that have not been remediated. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this 2006 annual report on Form 10-K. Notwithstanding management’s assessment that our disclosure controls and procedures as of December 30, 2006 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.

The material weaknesses in our internal control over financial reporting as of January 1, 2005 identified by our management related to the design and operation of controls in the following areas: (i) entity level controls, (ii) revenue accounting, and (iii) financial closing process — use of estimates.

Internal Control over Financial Reporting

For the year ended December 30, 2006, we were not an accelerated filer, and therefore we were not required to make the annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and our independent registered public accounting firm was not required to issue a separate attestation report on management’s assessment of our internal control over financial reporting under Item 308(b).

Changes in Internal Control over Financial Reporting

During fiscal year 2006, our management continued efforts to improve our internal controls over financial reporting, in particular to remediate the material weaknesses reported as of January 1, 2005. Our management believes that these efforts have or are reasonably likely to have, a material improvement on the design and effectiveness of our internal controls over financial reporting and to remediate the material weaknesses. However, as we were not an accelerated filer, and therefore not required to make the annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and our independent registered public accounting firm was not required to issue a separate report on management’s assessment of our internal control over financial reporting under Item 308(b), there can be no assurance that we have fully remediated the material weaknesses reported as of January 1, 2005 or that our internal control over financial reporting is effective.

During the fourth quarter of 2006, we completed a formal review of the foreign locations in which we are doing business, evaluated the appropriate and necessary legal and tax structure for these foreign locations and then initiated the remaining steps to implement such structure and the related internal controls to help ensure compliance with local laws and regulations.

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

Item 9B.	Other Information:

The following description is meant to satisfy our disclosure obligations pursuant to Item 1.01 of Form 8-K with regard to the material contract we entered into on March 29, 2007.

On March 29, 2007, we entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future. The entry into this agreement was approved by our board of directors, including the members of our audit committee. This agreement creates a promissory note facility that provides that from time to time we may issue to Rodfre up to $10 million worth of 9% Unsecured Junior Notes in exchange for cash equal to the principal amounts of each note.

The Unsecured Junior Notes issued under this promissory note facility bear interest of 9% per annum, compounded quarterly, subject to an increased interest rate of up to 15% in case of default or after maturity. An additional 5% interest may also be charged if at the time of a default or after maturity the SEC has not declared effective the registration agreement that we are required to file pursuant to the Registration Rights Agreement dated as of May 16, 2006 that we entered into in connection with the issuance of our 5.5% Redeemable Convertible Senior Notes Due 2026.

This facility expires, and the principal and accrued interest under any notes issued under this facility are due and payable on June 30, 2008. The notes issued under this facility are subordinate to our Loan and Security Agreement with Silicon Valley Bank and to our 5.5% Redeemable Convertible Senior Notes due 2026.

The notes have customary events of default, including defaults upon failure to pay interest or principal amounts when due, breach of covenants (with a 15 day grace period), breach of representations and warranties, default on other indebtedness in excess of $1.0 million, or upon insolvency events. The holders of the notes will also have the option of demanding repayment of any outstanding amounts owed pursuant to the notes within 30 days of a change of control of Sipex.

The holders of the notes will have the option of converting the interest earned on the notes into shares of our common stock at the end of each calendar quarter during the term of this facility. However, this conversion right is contingent upon, and will only be available if, the SEC has declared effective the registration agreement that we are required to file pursuant to the Registration Rights Agreement dated as of May 16, 2006. To the extent that this conversion feature is available, the conversion price will equal to the volume weighted average closing price of our common stock for the 20 trading days prior to the date of conversion; provided, that in no event will this conversion price be less than the conversion price applicable for our 5.5% Redeemable Convertible Senior Notes due 2026.

Upon the continuance of a default under the notes, the holders of the notes will also have the right to convert any part of the principal amount outstanding under the note into shares of our common stock at a conversion price equal to 80% of the 20 trading day weighted average closing price mentioned above. This conversion right is likewise subject to the effectiveness of the registration statement required by the Registration Rights Agreement dated as of May 16, 2007 and also may not be less than the conversion price applicable for our 5.5% Redeemable Convertible Senior Notes due 2026.

The foregoing does not purport to be a complete description of the promissory note facility and is qualified in its entirety by reference to the actual Securities Purchase Agreement, which is attached hereto as Exhibit 10.36 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

The information required by this item, with respect to the directors of the registrant and the filing of reports under Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 30, 2006, in the table under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

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

The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 30, 2006, under the caption “Compensation and Other Information Concerning Directors and Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item is incorporated by reference from the Company’s definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 30, 2006, under the caption “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.	Certain Relationships, Related Transactions and Director Independence:

The information required by this item is incorporated by reference from the Company’s definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 30, 2006, under the caption “Certain Transactions.”

Item 14.	Principal Accounting Fees and Services:

The information required by this item is incorporated by reference from Sipex’s definitive proxy statement in connection with its 2007 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 30, 2006, under the caption “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules:

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements.  The following consolidated financial statements of the Company and Reports of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 30, 2006 and December 31, 2005
Consolidated Statements of Operations for the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
Consolidated Statements of Cash Flows for the Years Ended December 30, 2006, December 31, 2005, and January 1, 2005
Notes to consolidated financial statements

2. Consolidated Financial Statement Schedules.  Consolidated financial statements schedules have been omitted because they are either not required or are included in the consolidated financial statements or the notes thereto.

3. The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

SIPEX CORPORATION

By:	/s/ RALPH SCHMITT
Ralph Schmitt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ RALPH SCHMITT Ralph Schmitt	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ CLYDE R. WALLIN Clyde R. Wallin	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 30, 2007

/s/ JOHN D. ARNOLD John D. Arnold	Director	March 30, 2007

/s/ DANIEL G. CASEY Daniel G. Casey	Director	March 30, 2007

/s/ BRIAN HILTON Brian Hilton	Chairman of the Board of Directors	March 30, 2007

/s/ PIERRE G. GUILBAULT Pierre G. Guilbault	Director	March 30, 2007

/s/ ALAN KROCK Alan Krock	Director	March 30, 2007

/s/ THOMAS P. REDFERN Thomas P. Redfern	Director	March 30, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Sipex Corporation dated March 20, 2007.
3.2		Bylaws (incorporated herein by reference from the Company’s Registration Statement on Form 8-A file with the Securities and Exchange Commission on October 28, 2003).
3.3		Certificate of Amendment of Bylaws of Sipex Corporation (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006 and incorporated herein by reference).
4.2		Form of Indemnification Agreement for directors and officers (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).
4.4		Indenture dated May 16, 2006 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2006, and incorporated herein by reference).
10	.1**	1996 Incentive Stock Option Plan (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).
10	.2**	1996 Employee Stock Purchase Plan, as amended (previously filed as Appendix A to the Company’s Definitive Notice and Proxy Statement on April 29, 2004, and incorporated herein by reference).
10	.3**	1997 Incentive Stock Option Plan (previously filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997, and incorporated herein by reference).
10	.4**	Sipex Corporation 1999 Stock Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference).
10	.5**	2000 Non-Qualified Stock Option Plan (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10	.6**	2006 Equity Incentive Plan (previously filed as Appendix C to the Company’s Definitive Notice and Proxy Statement on October 24, 2006, and incorporated herein by reference).
10.7		Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.8		Amendment dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.9		Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10	.10*	Amendment dated August 26, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.11		Amendment dated September 15, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.12		Amendment dated April 25, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.13		Amendment dated September 27, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006, and incorporated herein by reference).

Exhibit
Number		Description

10.14		Amendment dated November 1, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2006, and incorporated herein by reference).
10	.15**	Letter agreement as of 6/7/05 concerning the terms of the newly appointed Chief Executive Officer Ralph Schmitt (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on June 30, 2005, and incorporated herein by reference).
10.16		Loan and Security Agreement as of 7/21/05, with Silicon Valley Bank (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on 7/25/05, and incorporated herein by reference).
10	.17**	Bonus plan as of August 29, 2005, for an executive bonus plan for the remainder of 2005 for certain of its officers (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 2, 2005, and incorporated herein by reference).
10	.18**	Separation Agreement and General Release as of 9/2/05 with Joseph T. Rauschmayer, Senior Vice President of Operations (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2005, and incorporated herein by reference).
10	.19**	Separation Agreement and General Release as of April 26, 2005 with Kevin Plouse (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2005, and incorporated herein by reference).
10	.20**	Letter agreement as of September 12, 2005 with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 23, 2005, and incorporated herein by reference).
10	.21**	Letter agreement as of October 7, 2005 with Joel Camarda joining Sipex as Senior Vice President of Operations (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).
10.22		Amendment No. 1 dated October 7, 2005, to the Loan and Security Agreement with Silicon Valley Bank, dated July 21, 2005 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).
10.23		Amendment No. 2 dated November 12, 2005 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 11/16/05, and incorporated herein by reference).
10.24		Amendment No. 3 dated January 19, 2006 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on 1/25/06, and incorporated herein by reference).
10.25		Amendment No. 4 dated May 18, 2006 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005, (previously filed as Exhibit 10.4 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.26		Amendment No. 5 dated August 1, 2006 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed 8/7/06, and incorporated herein by reference).
10.27		Amendment No. 6 dated September 28, 2006 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed 10/4/06, and incorporated herein by reference).
10	.28*	Master Agreement between Sipex, Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co., Ltd., dated as of February 27, 2006 (previously filed as Exhibit 10.1 to the Company Current Report on Form 8-K/A filed on July 26, 2006, and incorporated herein by reference).
10.29		Agreement for Purchase and Sale of Real Property dated March 9, 2006, by and between Sipex Corporation and Mission West Properties, L.P. (previously filed as Exhibit 10.1 to the Company Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).
10.30		Standard Form Lease for 233 Hillview dated March 9, 2006, by and between Sipex Corporation and Mission West Properties, L.P. (previously filed as Exhibit 10.2 to the Company Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).

Exhibit
Number	Description

10.31	Securities Purchase Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.32	Amendment No. 1 dated May 24, 2006 to Securities Purchase Agreement, dated as of May 16, 2006 by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006, and incorporated herein by reference).
10.33	Registration Rights Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.34	Warrant Agent Agreement, dated as of May 16, 2006, between Sipex and Wells Fargo Bank, National Association, as Warrant Agent (which includes the Form of Warrant) (previously filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.35	Separation Agreement and General Release as of January 15, 2007 with Rick Hawron (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2007, and incorporated herein by reference).
10.36	Securities Purchase Agreement, dated as of March 29, 2007, by and between Sipex and Rodfre Holdings LLC.
12.1	Computation of Ratio of Earnings to Fixed Cost Charges.
21.1	Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with a double asterisk (**) are management contracts or compensatory plans or arrangements.