Form 10-K/A
period 2006-12-30
SIPEX CORP
filed 2007-04-19
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-33403

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
The Nasdaq Capital Market

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

The number of shares of the registrant’s common stock outstanding on April 12, 2007 was approximately 18,687,000 shares.

		Page

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships, Related Transactions and Director Independence	24
Item 14.	Principal Accounting Fees and Services	26

PART IV
Signatures		27
Exhibits Index		28
EXHIBIT 31.3
EXHIBIT 31.4
EXHIBIT 32.3
EXHIBIT 32.4

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Sipex Corporation for the fiscal year ended December 30, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2007 (the “Original Report”), to add certain information required by the following items of Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions and Director Independence

Item 14.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amended Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Item 10.	Directors, Executive Officers and Corporate Governances:

Directors

The board of directors is divided into three classes. Directors are elected to each class for a three-year term. Thomas Redfern and John Arnold are the Class I Directors; Ralph Schmitt and Brian Hilton are the Class II Directors; and Dan Casey, Pierre Guilbault and Alan Krock are the Class III Directors.

	Year Nominee
	or Director
Nominee or	First Became	Class of		Year Term
Director’s Name	a Director	Director	Position(s) Held	Will Expire	Age

CONTINUING DIRECTORS:
Thomas Redfern	2003	I	Director	2007	66
John Arnold	2004	I	Director	2007	52
Brian Hilton	2004	II	Chairman of the Board	2008	64
Ralph Schmitt	2005	II	Director and Chief Executive Officer	2008	46
Dan Casey	2006	III	Director	2009	51
Pierre Guilbault	2006	III	Director	2009	53
Alan Krock	2006	III	Director	2009	46

Mr. Redfern has been a director of Sipex since 2003. From 1989 through 2001, Mr. Redfern was with National Semiconductor, a manufacturer of semiconductor products, in various technical and management roles in the field of analog product development and circuit design. In particular, Mr. Redfern guided product development in the Interface and Peripheral Group, Audio/Video Group and the Analog Products Group. Before his retirement from National Semiconductor in 2001, Mr. Redfern was a Fellow and a technical advisor in the Analog Products Group. Prior to National Semiconductor, Mr. Redfern served for seven years as the Director of MOS Design at Linear

Technology, a manufacturer of linear integrated circuits. Mr. Redfern serves on the Compensation Committee and Corporate Governance and Nominating Committee.

Mr. Arnold has been a director of Sipex since 2004. He has been in private law practice since 1988, primarily representing technology companies with relationships with Asian investors and/or manufacturers. Prior to 1988, Mr. Arnold was employed with the law firms of Wilson, Sonsini, Goodrich & Rosati in Palo Alto, California and Foley & Lardner in Milwaukee, Wisconsin. Mr. Arnold is also a member of the board of directors of Measurement Specialties Inc. Mr. Arnold serves as Chairman of the Audit Committee and is on the Nominating and Corporate Governance Committee.

Mr. Hilton is chairman of the board of directors and has been a director since 2004 and has over 35 years of experience in the semiconductor industry. Most recently, Mr. Hilton was president of Avnet Electronics Marketing, a global electronics distributor. In this role, Mr. Hilton was responsible for building Avnet’s Asian business and expanding their presence in Europe, the Middle East and Africa. Prior to Avnet, Mr. Hilton spent 30 years at Motorola Inc., reaching the position of corporate VP and director of worldwide sales and marketing for Motorola’s Semiconductor Products Sector (SPS). Mr. Hilton serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Mr. Schmitt is Chief Executive Officer and has been a director since 2005. Mr. Schmitt received his BSEE from Rutgers University and began his career as a Computer and Communications System Hardware Designer. Prior to joining Sipex, Mr. Schmitt was the VP of Sales and Marketing at Cypress where he was responsible for the transformation of the organization and strategy from a product-based to a market-based approach. Throughout his careers he has had considerable market exposure to the Asian market place as well as broad end markets including wireless, wireline, computation, consumer and industrial. Mr. Schmitt also served on the boards of Cypress subsidiaries, Silicon Light Machines and Cypress Microsystems, and on the boards of privately held companies like Azanda Networks and Stargen.

Mr. Casey was appointed to the board of directors in September 2006. He is currently an Executive Vice President with Future Electronics, an affiliate of Sipex’s largest stockholder and its largest distributor. He has been with Future for 14 years and during that time has been posted in London, where he managed Future’s European operations and in Singapore, where he managed Future’s Asian operations. He is currently responsible for International Operations and is based out of Future’s head office in Montreal, Canada. Prior to Future Electronics, he was President of a division of ABB, Canada. He was employed at ABB for over 13 years.

Mr. Guilbault was appointed to the board of directors in September 2006. He has been with Future Electronics, an affiliate of Sipex’s largest stockholder and its largest distributor, since 2002 as Executive Vice President and CFO. Prior to joining Future, he was Executive Vice President and CFO of Steinberg, Inc., Executive Vice President and CFO of My Virtual Model, Inc. and Executive Vice President and CFO of Motion International, Inc.

Mr. Krock was appointed to the board of directors in September 2006. He was a Vice President and CFO of PMC-Sierra, Inc. Prior to PMC-Sierra, Mr. Krock was the Vice President and CFO at Integrated Device Technology, Inc., where he managed all aspects of IDT’s financial and administrative functions. He also served as IDT’s Vice President and Corporate Controller and oversaw domestic and worldwide financial reporting and systems. Prior to joining IDT, Mr. Krock was Corporate Controller for Rohm USA and a senior manager at Price Waterhouse, now PricewaterhouseCoopers, in the United States and Australia. Mr. Krock brings a wealth of experience to our board of directors in the areas of current public financial requirements, mergers and acquisitions.

There are no family relationships between any directors or executive officer.

Executive Officers

Certain information required by this item concerning executive officers is set forth in Part I of the Original Report under the caption “Executive Officers of Sipex” and is incorporated herein by reference.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of Sipex’s common stock to file initial reports of ownership and reports of changes in ownership with SEC on Forms 3, 4 and 5. Such persons are required by the SEC regulations to furnish Sipex with copies of all Section 16(a) forms filed by such persons.

Based on a review of the copies of these reports received by Sipex and written representations from certain reporting persons that they have complied with the relevant filing requirements, Sipex believes that all filing requirements have been complied with on a timely basis for the fiscal year ended December 30, 2006, except for one late filing of a Form 4 for each of Alonim Investments, Inc., Alan Krock, Daniel Casey, Pierre Guilbault, and Richard Hawron, due to administrative error.

Corporate Governance

Director Independence

On February 26, 2004 and September 8, 2006, the board of directors undertook a review of the independence of its directors and considered whether any director had a material relationship with Sipex or its management that could compromise their ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Messrs. Arnold and Redfern were independent of Sipex and its management under the corporate governance standards of the Nasdaq Capital Market. Upon the appointment of Mr. Schmitt as a director, the board of directors determined that his status as an employee of Sipex did not qualify him as “independent directors” under the corporate governance standards of the Nasdaq Capital Market. On September 8, 2006, the board of directors determined that Mr. Casey and Mr. Guilbault do not qualify as “independent directors” under the corporate governance standards of the Nasdaq Capital Market, due to their relationship with Future Electronics, Sipex’s largest distributor and the exclusive distributor of its products in North America and Europe, and an affiliate of Alonim Investments, Inc., Sipex’s largest stockholder. On September 8, 2006, the board of directors determined that Mr. Krock is independent of Sipex and its management under the corporate governance standards of the Nasdaq Capital Market.

Committees of the Board of Directors and Meetings Held

We have three standing committees: a compensation committee, a corporate governance and nominating committee and an audit committee. Each committee has adopted a written charter, all of which are available on Sipex’s website at www.sipex.com. Each of the directors attended at least 90% of the meetings of the board of directors and applicable committee meetings during fiscal 2006.

The following table sets forth the three standing committees of the board of directors, the members of each committee during the last fiscal year and the number of meetings held by each committee.

Corporate Governance
Name of Directors	Compensation	and Nominating	Audit

Thomas Redfern	✓	✓
John Arnold		Chair	Chair
Brian Hilton	Chair	✓	✓
Ralph Schmitt
Dan Casey
Pierre Guilbault	Observer
Alan Krock			✓
Number of Meetings Held in 2006	23	1	15

Compensation Committee

Mr. Redfern and Mr. Olmer were members of the Compensation Committee during fiscal 2006. Mr. Hilton was added to this committee on September 8, 2006. Mr. Olmer left the Compensation Committee on November 30,

2006. None of the Compensation Committee members were employees of Sipex and all of them are independent within the meaning of the corporate governance standards of the Nasdaq Capital Market.

The compensation committee is involved and aware of the compensation of our employees. The Compensation Committee administers Sipex’s employee benefit plans, including 1997 Stock Option Plan, 1999 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Non-statutory Stock Option Plan and 2006 Equity Incentive Plan.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was established on February 26, 2004. Mr. Arnold, Mr. McBurnie and Mr. Redfern were initially appointed as the members. Mr. McBurnie left the committee and Mr. Hilton joined the committee in 2006. None of the present members of the Corporate Governance and Nominating Committee members are employees of Sipex and Mr. Arnold, Mr. Hilton and Mr. Redfern are independent within the meaning of the corporate governance standards of the Nasdaq Capital Market.

The corporate governance and nominating committee makes recommendations to the board of directors regarding nominees for the board, monitors the size and composition of the board, assists the board with review and consideration of developments in corporate governance practices and performs such other duties as the board of directors shall from time to time prescribe.

Audit Committee

The Audit Committee members in 2005 were Mr. Consoli, who was chairman of the committee, Mr. Hilton and Mr. Arnold. Mr. Consoli resigned from the Audit Committee in 2006 and Mr. Redfern was added to this committee in September 2006 and resigned in November 2006. Mr. Krock was added in November 2006 to the audit committee. In 2006, after Mr. Consoli resigned from the Audit Committee, Mr. Arnold became the chairman of the committee. None of the Audit Committee members are employees of Sipex and all of them are independent within the meaning of the rules of the SEC and the corporate governance standards of the Nasdaq Capital Market.

Pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, the board of directors has determined that John Arnold is qualified as an audit committee financial expert as defined in Regulation S-K, Item 407 of the Securities Exchange Act of 1934. Mr. John Arnold is independent as defined in Regulation S-K, Item 407, of the Securities Exchange Act of 1934.

In discharging its duties, the audit committee performs the following functions, among others: (i) reviews and approves the scope of the annual audit, non-audit services to be performed by the independent auditors and the independent auditors’ audit and non-audit fees; (ii) appoints and, as appropriate, replaces the independent auditors, pre-approves all audit and non-audit services of the independent auditors and assesses the qualifications and independence of the independent auditors; (iii) reviews the performance of our internal audit function, our auditing, accounting and financial reporting procedures and independent auditors; (iv) reviews the general scope of our accounting, financial reporting, annual audit and internal audit programs and matters relating to internal control systems; (v) monitors our compliance with related legal and regulatory requirements; (vi) retains, when necessary and appropriate, independent legal, accounting or other advisors, (vii) meets independently with our independent auditors and senior management; (viii) reviews and discusses with management periodic and annual reports prepared by us for filings with the SEC, including making a recommendation to our board of directors that the audited financial statements of Sipex be included in our Annual Report on Form 10-K filed with the SEC; and (ix) reviews the results of the annual audit and interim financial statements, audit independent issues and the adequacy of the written audit committee charter adopted by the board of directors.

Policy for Director Recommendations and Nominations

The Corporate Governance and Nominating Committee considers candidates for board of directors membership suggested by board of directors members, management and stockholders of Sipex. It is the policy of the Corporate Governance and Nominating Committee to consider recommendations for candidates to the board of directors from our stockholders. A stockholder that desires to recommend a candidate for election to the board of directors should direct the recommendation in written correspondence by letter to Sipex, attention of the Corporate Secretary, with the following information:

•	The candidate’s name, home and business contact information

•	Detailed biographical data and relevant qualifications

•	A signed letter from the candidate confirming his or her willingness to serve

•	Information regarding any relationships between the candidate and Sipex within the last three years

The Corporate Governance and Nominating Committee will consider persons recommended by Sipex’s stockholders in the same manner as a nominee recommended by the board of directors, board members or management.

In addition, a stockholder may nominate a person directly for election to the board of directors at an Annual Meeting of our Stockholders provided they meet the requirements set forth in our Bylaws.

Where the Corporate Governance and Nominating Committee has either identified a prospective nominee or determines that an additional or replacement director is required, the Corporate Governance and Nominating Committee may take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Committee, the board or management. In its evaluation of director candidates, including the members of the board of directors eligible for re-election, the Corporate Governance and Nominating Committee considers a number of factors, including the following:

•	The current size and composition of the board of directors and the needs of the board of directors and the respective committees of the board of directors

•	Such factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service and potential conflicts of interest

The Corporate Governance and Nominating Committee has also specified the following minimum qualifications that it believes must be met by a nominee for a position on the board of directors:

•	The highest personal and professional ethics and integrity

•	Proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment

•	Skills that are complementary to those of the existing board

•	The ability to assist and support management and make significant contributions to Sipex’s success

•	An understanding of the fiduciary responsibilities that is required of a member of the board and the commitment of time and energy necessary to diligently carry out those responsibilities

In connection with its evaluation, the Corporate Governance and Nominating Committee determine whether it will interview potential nominees. After completing the evaluation and review, the Corporate Governance and Nominating Committee makes a recommendation to the full board of directors as to the persons who should be nominated to the board of directors and the board of directors determines and approves the nominees after considering the recommendation and report of the Corporate Governance and Nominating Committee.

Code of Business Conduct and Ethics

The board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including our senior executive and financial officers. In addition, the board of directors adopted a Code of Ethics for our principal executive officer and senior financial officers. Each code is intended to deter wrongdoing and promote ethical conduct among our directors, executive officers and employees. Each code is available on our corporate website at www.sipex.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, each code for any executive officer or director by posting such information on our website at www.sipex.com, provided such method of disclosure is then in compliance with the rules of the Nasdaq Capital Market and the rules of the SEC.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis discusses the compensation policies and programs for our named executive officers, the process for reviewing and determining amounts paid to those officers and the governance oversight behind the decisions we have made in 2006.

Our named executive officers for 2006 were as follows:

•	Ralph Schmitt, Chief Executive Officer

•	Clyde R. Wallin, Senior Vice President of Finance, Chief Financial Officer and Secretary

•	Ed Lam, Senior Vice President of Marketing and Business Development

•	Lee Cleveland, Senior Vice President of Engineering

•	Rick Hawron, Senior Vice President of Worldwide Sales. Mr. Hawron’s employment was terminated on January 19, 2007.

  Compensation Philosophy

Our executive compensation program is designed to help us attract, motivate and retain qualified executives by providing a market competitive compensation opportunity where rewards are significantly linked to individual and corporate performance while ensuring that the interests of our executives are closely linked to those of our stockholders.

Our programs are designed to provide appropriate incentives to maximize the value created for our stockholders as reflected by our short- and long-term financial and operating performance. We have reflected this by including those metrics as part of our annual incentive plan and through our use of stock options as the primary equity vehicle to align executive equity compensation with long-term stock appreciation. We strive to establish performance objective criteria, evaluate results and establish each component of pay for our decision makers based upon company and individual performance.

In order to meet these objectives, we have chosen the following components for our executive compensation program to reflect Sipex’s compensation philosophy:

(a)	Base salaries — the fixed component of executive compensation, set according to the individual’s role and skills against typical market practices for like positions at similar companies. We consider practices to reflect the “typical market practices” if they are within a range of the median to the 75th percentile of market data for companies in our industry, local market, and of similar size. Base salaries are reviewed annually and adjusted with consideration given to the individual’s performance and the affordability of pay increases to our company.

(b)	Variable short-term compensation/Annual Bonus — a plan that rewards company, group or team and/or individual performance based on the successful achievement of established financial and operating performance measures (profitability and operating profit improvement, revenue growth, gross margin improvement) tied to our Annual Operating Plan (our annual financial plan and budget) goals and objectives, succession planning and development and recruitment and employee retention. Overall profitability of Sipex, however, is the primary determinant of whether, and how much, any bonuses are paid to executives.

(c)	Long-term compensation/Equity/Stock Options — stock option grants, under the long term component of executive compensation, are designed to incentivize and reward executive officers and key employees for delivering value to our stockholders over a longer period of time. As is typical in our industry, we place more emphasis on the equity component of the executive compensation.

(d)	Benefits — a comprehensive benefits program including cost sharing for medical and dental plans, company paid life and disability insurance, a flexible 401(k) Tax Deferred Saving Plan including company match and an Employee Stock Purchase Plan. The benefits provided to our executives are the same as those made available to all Sipex employees.

(e)	Severance arrangements and change in control agreements/provisions — are in place to provide a reasonable level of post-termination compensation to mitigate the risk of involuntary termination or changes in control of Sipex, so that executives are encouraged to focus on the business at hand.

(f)	Other special compensation or arrangements — are not emphasized at Sipex. Facts and circumstances may warrant certain payments such as housing and relocation for key individuals if it is in the Sipex’s best interests in attracting or retaining that executive.

We strive to have a balanced approach to our executive compensation program with each pay element designed to play a specific integrated role. Our mix of pay allocated to base salary, cash incentive opportunities and equity is based upon the typical practices found in our industry and rewards for the achievement of strategic goals and objectives, with an emphasis on returning to profitability.

In 2006, we did not achieve our key goals. Accordingly, our named executives voluntarily recommended that they not be considered for annual salary increases and were awarded no bonus payouts for 2006 results. Consistent with our emphasis on equity compensation, stock option grants were made to all the named executive officers excluding CEO in order to provide an incentive to move towards profitability as well as to serve as a retention tool.

Corporate Governance

Compensation Committee Authority

Executive officer compensation is administered by the Compensation Committee of the board of directors, which is composed of two independent members, Mr. Hilton who is the Compensation Committee chairman and Mr. Redfern. Mr. Hilton joined this committee in September 2006. Prior to Mr. Hilton’s joining the committee, the committee consisted of Mr. Olmer and Mr. Redfern. Both Mr. Hilton and Mr. Redfern approved the 2006 compensation arrangements described in this compensation discussion and analysis. Mr. Pierre Guilbault, a non-independent director representing Sipex’s largest shareholder, is an observer to this Committee. Mr. Guilbault’s role is to provide input, opinion and perspective of a major shareholder, but the Committee is in no way bound to act on Mr. Guilbault’s recommendations, and he does not have approval over or voting power on the Committee. Our board of directors appoints the committee members and delegates to the Compensation Committee the following responsibilities and authority, among other matters:

•	To annually review and approve annual base salaries, annual incentive bonus, including the specific goals and amount, equity compensation, employment agreements, severance arrangements, and change in control provisions, and any other benefits, compensation or arrangements, for the CEO and the other executive officers. In doing so, the Compensation Committee may consider as appropriate factors such as financial and operating performance, the alignment of the interests of the executive officers and our stockholders, the performance of our common stock and our ability to attract and retain qualified individuals.

•	To annually make recommendations about compensation issues to the board of directors for final review and approval, including approval by a majority of the independent directors of the board of directors. In doing so, the Compensation Committee makes regular reports to the board of directors.

•	To act, in its discretion, as administrator of our existing employee benefit plans and any future employee benefit plans adopted and approved by our board of directors and stockholders, and if appropriate, make recommendations to the board of directors with respect to incentive compensation plans.

•	To review and approve the compensation policy for the directors of Sipex, subject to the approval by the full board of directors and to approve the fees members of the Compensation Committee are entitled to receive for their service as Compensation Committee members.

•	To prepare a report (to be included in our proxy statement and annual report on Form 10-K) which describes: (a) the criteria on which compensation paid to the CEO for the last completed fiscal year was based; (b) the relationship of such compensation to Sipex’s performance; and (c) the Compensation Committee’s executive compensation policies applicable to our named executive officers.

•	To review and reassess the adequacy of the Compensation Committee Charter annually and recommend any proposed changes to the board of directors for approval as well as review its own performance annually.

•	To retain and terminate, with sole authority, any compensation consultant to be used by Sipex to assist in the evaluation of CEO or executive officer compensation. The Compensation Committee has sole authority to approve the consultant’s fees and other retention terms and also has authority to obtain advice and assistance from internal or external legal, accounting or other advisors. The Compensation Committee did not retain the assistance of a compensation consultant in exercising its duties in 2006.

Our board of directors has determined that Mr. Hilton and Mr. Redfern are independent under the listing standards of the Nasdaq Capital Market, the SEC rules and the relevant securities laws, and that each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Compensation Committee meets at least monthly and met twenty-three (23) times in 2006. Monthly meetings provide the forum for approval of equity grants which are generally considered on a monthly basis. Additional meetings in 2006 were conducted to discuss and approve matters related to determination and approval of non-executive retention bonuses, executive stock option grants, new-hire stock option awards, and changes to the equity plan and other equity grant amendments to non-executive employees. Our CEO, general counsel, and stock administrator were in attendance at the majority of the meetings and our vice president of human resources has attended as requested. Our CEO did not attend the Compensation Committee meetings when the matters of his compensation were discussed.

Compensation Review Process

Our Compensation Committee is responsible for reviewing and approving all compensation decisions as they relate to our executive officers as well as recommending changes to our equity plan and practices to the board of directors.

The Compensation Committee prepares a written performance evaluation for our CEO, with input from the board of directors, by utilizing the Harvard Business Review’s description of five key tasks (define the business, recruit the team, arrange financing, set the culture and shape the product strategy) of reviewing performance of the CEO, who then responses to the Committee in a written statement.

Management’s Role in Compensation Decisions

Our CEO prepares recommendations regarding annual adjustments in base salary, achievement of bonus awards and whether stock option grants should be made for the executive team (except the CEO). The CEO’s recommendations are reviewed with the Compensation Committee for approval. The recommendations take into account a variety of interrelated factors including achievement of our financial and operating performance goals, individual performance and contribution to company successes, market competitive pressures, business conditions, the status of current equity grants with regards to vesting and retention value, and the recommendations’ potential financial impact to Sipex.

Recommendations regarding changes to the CEO’s compensation follow the same methodology as that of other named officers; however, his performance is evaluated and recommendations regarding any changes in compensation arrangements are independently prepared by the Compensation Committee. The Compensation Committee reviews these recommendations and approves any changes to the CEO’s compensation arrangements.

Recommendations are then submitted for the final approval by the board of directors and require approval by the majority of the independent directors.

Sources of Competitive Data

We believe it is in our shareholders’ best interests to ensure our executive compensation plans are competitive with those of other companies seeking to attract similar levels of talent and experience. Our last formal competitive executive pay study was conducted in 2002 and utilized market data from Radford survey (AON Consulting) and compared our compensation to those reported by the following company groupings:

•	San Francisco Bay Area companies — 444 companies reported

•	Semiconductor companies — 136 companies reported

•	Companies with $49.9 to $100.0 million in revenues — 127 companies reported

Based on the market data obtained, in 2002 we developed market competitive salary ranges for all positions, including the executives. Since that time, these ranges were updated annually based on the market median movement of salary structures as reported by the Radford survey.

Elements of Executive Compensation and Decisions Made in 2006

Base Salary Adjustments

Executive salaries are established upon hire based on a number of factors including the individuals’ current pay levels, relevant experience, expected contribution, and the competitive marketplace as referenced under the Sources of Competitive Data. We target our executive salaries to a range based on market median to the 75th percentile, but exceptions are sometimes made based on our needs to attract certain executives with special skills and qualifications.

Base salaries are reviewed annually and adjustments are made to recognize and reward individual contributions and performance, and recognize the impact of the position within our organizational structure as well as to reflect competitive market forces necessary to retain our executive talent. Any base salary adjustment is considered in connection with our profitability and what it can afford.

As a result of Sipex’s performance in 2006, our named executives did not receive salary increases. The Compensation Committee believes their current base salaries are appropriately set according to our philosophy and in line with our financial results for the year. Thus far, no changes to the executive salaries have been made in 2007.

Cash Incentives and Total Cash Compensation

Cash incentives are designed to motivate our executives to meet our quarterly and annual financial and operating goals and to reward the achievement of these goals. Consistent with our pay for performance culture, annual bonus payouts are not guaranteed, and are based on Sipex’s performance and the achievements of our executives. The actual bonus payment awards for the named executives are determined by the Compensation Committee and approved by the board of directors. Ultimately, our overall profitability dictates whether bonuses are paid, and to what extent, regardless of whether specific objectives have been achieved.

However, in 2005, the CEO recommended and the Compensation Committee approved that a 2nd Half 2005 Executive Bonus Program be established. Under this plan, no profitability component was established in order to allow Sipex to provide a reward to our executives in recognition of their efforts in restructuring and turning around our company. The objectives, and related weightings, established for the second half of 2005 were:

•	Revenue improvement each quarter (10%)

•	Spending — less than $19M (10%)

•	Fab transition deliverables (20%)

•	Complete financial restatement (20%)

•	Secure cash alternative (15%)

•	New company strategy documented and established (5%)

•	Inventory reduction per the Annual Plan (5%)

•	Introduction of new products per the Annual Plan (5%)

•	Quality metrics per the Annual Plan (5%)

•	Information technology deliverables per the Annual Plan (5%)

Each executive received a target bonus opportunity as defined by a percentage of their base salaries. These targets were based on the market data obtained from the Radford survey.

It was determined by the CEO and recommended to, and approved by the board of directors, that executives had achieved 65% of their objectives at the end of fiscal 2005, which resulted in bonus payouts for all named executives of 65% of their target bonus amounts.

The following table outlines the 2005 target bonus levels, target bonus amounts and the actual payments received. Mr. Schmitt’s target opportunity was voluntary reduced due to higher than forecasted losses during that period.

	Target Bonus as %	Target Bonus Amount
Executive	of Salary	($)	Amount Paid Out ($)

Schmitt	50%	$200,000 (voluntarily reduced to $100,000)	$65,000
Wallin	40%	$80,000	$52,000
Lam	40%	$58,000	$37,700
Cleveland	40%	$80,000	$52,000
Hawron	40%	$90,000	$58,500

These bonus payments were made in January 2006 and are reported in the Summary Compensation Table.

A new bonus plan, the Key Employee Incentive Plan (“KEIP”), was designed in 2006 to closely link actual rewards to achievement of key financial and operating goals. However, this plan has not been finalized and approved by the Compensation Committee. It has been designed to payout only when we achieves profitability and then to the extent that the specific, quantifiable objectives are achieved. Because we did not expect to achieve profitability in 2006, the plan was not finalized or approved by the Compensation Committee. It is our intent to gain approval for finalize this plan as we approaches profitability.

Equity Grants

Stock options, serving as our long-term incentive pay element, are granted to align interests of our executives and stockholders and provide a reward for increases in share value. By issuing stock options, the executives only receive value if our stock price rises above that of the options’ strike price which is set at the fair market value as of the closing price of the shares on the date of grant. We have not utilized discounted options where the strike price is below that of the share price on the date of grant, as this approach of providing a built-in-value at grant would be counter to our pay-for-performance culture.

Consistent with our philosophy of paying for performance, no executive is entitled to an automatic annual equity grant. Recommendations regarding the number of stock options to be granted take into account each executive’s contribution to Sipex’s performance, their ability to influence future performance, relative role of the position within our organizations structure, their current equity holdings and the extent to which prior grants are vested, current in-the-money gains, competitive market practices, financial impact on our profitability and dilution of our stockholders.

Generally, our stock option awards to all employees, including our named executive officers, are scheduled to vest in equal amounts over four years; 25% is vested on the first year’s anniversary date of the grant then 1/48th of the award vests monthly thereafter in each case subject to continued service through the applicable service date. Options awarded expire ten years from the date of the grant. Pursuant to Sipex’s stock option plan agreements, in the event of a change in control, and if the existing options are not assumed by the acquiring company, then participants become fully vested in all option awards that will be exercisable for fifteen days from receiving a notice of this event.

We do not have a set annual policy related to the timing and size of employee stock options grants. In December of 2006, all named executives with the exception of Mr. Schmitt and Mr. Hawron received options to purchase additional shares. Mr. Wallin, Mr. Lam, Mr. Schaeffer, Mr. Cleveland and Mr. Camarda received options to purchase 25,000 shares and Mr. Chalmers and Mr. Hudon received the options to purchase 12,500 shares. These grants were recommended by the CEO based on several factors including the total pool of shares approved for equity grants by the Compensation Committee and board of directors, the level of the executive as it related to other levels in the organization and the executives’ current stock option holdings. These grants were reflective of our emphasis on equity compensation and the desire to provide the executive team with an incentive to continue their efforts in restructuring Sipex and improving its performance. The absence of adjustments to cash compensation in 2006 was also considered.

In addition, Mr. Wallin, our CFO, received an additional grant in January 2006 of 62,500 stock options. The board of directors, upon the recommendation of the CEO granted 62,500 stock options to Mr. Wallin to bring Mr. Wallin’s equity level position in line with the other new senior executive officers of Sipex.

We do not have equity ownership requirements for our executives nor for our outside directors.

Executive Benefits and Perquisites

With the exception of one housing allowance arrangement (paid to Mr. Hawron whose employment terminated in January 2007) to assist in his commuting expenses between the U.S. and Canada, our executive officers do not receive any other benefits or perquisites beyond those broadly offered to other employees. No additional benefits, perquisites or supplemental payments were made in 2006 nor are anticipated in 2007.

Our employees receive medical, dental, vision, life and disability insurance benefits, eligibility to participate in a flexible spending account and to receive company’s contributions under 401(k) Tax Deferred Saving Plan and an Employee Stock Purchase Plan.

Employment Agreements and Post Employment Termination Benefits

Consistent with practices typical for our industry, and to mitigate some of the risk associated with joining a company in the historically volatile semiconductor industry, Sipex provides employment agreements to certain key officers that contain post-employment termination benefits, including termination benefits connected with change in control events. All agreements provide for “at will” employment and describe the role, base salary, annual bonus opportunity and initial equity grants made to each executive. They also include Sipex’s standard Confidential Information and Invention Assignment Agreement which protects Sipex’s proprietary property and knowledge. Additionally, the definition of a change in control is an event that changes 60% or more of the voting power of shares, changes composition of the board of directors by a more than half over a two year period or the sale or disposition of most of Sipex’s assets.

Individual provisions for the named executives vary based on arms-length, individually negotiated terms stated in their offer letter agreements and are summarized below:

Mr. Schmitt, June 7, 2005 — Provides that Mr. Schmitt will serve as chief executive officer and a member of the board of directors. His initial base salary was set at $400,000 with a target annual bonus opportunity of $400,000.

The agreement also provides for salary continuation for 12 months in the event of involuntary termination without cause prior to a change in control or more than 12 months after a change in control. In addition, had the involuntary termination without cause occurred within the first year of the agreement, 25% of the shares subject to outstanding stock option awards would have vested and became exercisable for 12 months following the termination.

If involuntary termination without cause had occurred within 12 months following a change in control, severance payments provide for salary continuation for 12 months and full acceleration of all unvested stock option awards that will be exercisable for 12 months following the termination.

The agreement also states that all options will become unexercisable in the event of termination for cause, which is defined as failure to perform duties, acts of dishonesty or fraud, conviction of a crime, violation of state or federal laws, breach of obligations or confidentiality or termination of the business.

Mr. Wallin, April 5, 2004 — Provides that Mr. Wallin receive an initial base salary of $200,000. In the event of involuntary termination without cause, severance arrangements provide for salary continuation for 6 months.

In the event a termination for good reason occurs in connection with a change in control, Mr. Wallin severance arrangements provide for salary continuation for 6 months and full acceleration of all unvested stock option awards that will be exercisable for 12 months.

Had the involuntary termination for good reason or without cause occurred within the first two years of the agreement, in addition to the salary continuation for 6 months, 50% of the shares subject to outstanding stock option awards would have become exercisable.

“Good Reason” is defined in Mr. Wallin’s agreement as one of the following:

•	material change in the executive’s position at Sipex

•	material reduction to the executive’s base salary or benefits and perquisites

•	required relocation by more than 50 miles from Sipex’s headquarters

Mr. Lam, August 24, 2005 — Provides that Mr. Lam receive an initial base salary of $287,000 and the opportunity to participate in the annual bonus plan once we returned to profitability.

In the event of involuntary termination without cause prior to a change in control or more than 12 months after a change in control, it provides for severance benefits of salary continuation for 12 months. In addition, had the termination occurred within the first year of the agreement, 25% of the shares subject to outstanding stock option awards would have become exercisable.

In the event of involuntary termination without cause within 12 months following change in control, it provides for severance benefits of salary continuation for 12 months and acceleration of 50% of unvested stock option awards that will be exercisable for 12 months.

Mr. Cleveland, August 13, 2004 — Provides for an initial base salary of $200,000 annually and a maximum payout under the bonus plan of 50% of base salary.

At December 31, 2006, other than those offered to a broad employee population, there were no severance benefits that would have been available to Mr. Cleveland.

Mr. Hawron did not have termination provisions in his offer letter. His employment terminated on January 19, 2007. He did not receive severance payments; however, the vesting of his stock options was fully accelerated.

While not explicitly stated in the executives’ offer letter agreements, it is implied by our past practices that in addition to the provisions described above, these executives are entitled to receive COBRA continuation for the period of time during which the salary continuation occurs.

We have implemented these programs in order to ensure we are able to continue to attract and retain top talent as well as ensure that during the uncertainty associated with involuntary termination not for cause or a Change in

Control of Sipex, the executives remain focused on their responsibilities and ensure a maximum return for the stockholders.

Our equity plan incorporates provisions for change of control as well as voluntary and involuntary termination associated with death, disability or misconduct. These provisions apply to all participants. Our executives are entitled to only those additional benefits not available to other plan participants as described in their employment agreements. The provisions were developed to be competitive with high technology industry practices. Full definitions regarding the specific provisions and triggering events are outlined in our equity plans.

Tables depicting the post termination compensation arrangements for our named executive officers are included in the Executive Compensation section below.

Accounting and Tax Considerations

In designing our compensation programs, Sipex takes into consideration the accounting and tax effect that each element will or may have on Sipex and the named executives. We aims to keep the expense related to our compensation programs as a whole within our affordability levels. We recognize a charge to earnings for accounting purposes when stock options are granted. We also considered the fact that our 401(k) Plan provides tax-advantaged retirement planning vehicles for our executives.

We do not provide our named executives with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G of the Internal Revenue Code. Section 280G and related Internal Revenue Code sections provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control that exceeds certain limits, and that we could lose a deduction on the amounts subject to the additional tax.

In addition, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), Sipex cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code. We have considered the limitations on deductions imposed by Section 162(m) of the Code, and it is our intention that, for so long as it is consistent with its overall compensation objective, substantially all executive compensation is designed to be “qualified performance-based compensation” and therefore tax deductible under Section 162(m). All of our executive compensation expenses were deductible in 2006.

     Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed its analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in Sipex’s 2007 Annual Report on Form 10-K, as amended and the proxy statement for Sipex’s 2007 annual meeting of stockholders. This report is approved by the following independent directors, who comprise the committee:

Mr. Brian Hilton (Chairman)
Mr. Tom Redfern

     Executive Compensation

     Summary Compensation Table

The following table sets forth information concerning the compensation of our chief executive officer, chief financial officer and three most highly paid executive officers who served in such capacities during the fiscal year ending December 31, 2006, our named executive officers:

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus[2]	Awards	Awards[3]	Compensation	Earnings[4]	Compensation[5]	Total
Name and Principle Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Ralph Schmitt	2006	$400,000	$65,000		$275,280	—	—	$—	$740,280
President & CEO
Ray Wallin	2006	$222,428	$52,000		$276,289	—	—	$909	$551,626
Chief Financial Officer
Ed Lam	2006	$287,000	$37,700		$143,632	—	—	$6,071	$474,404
Sr. VP, Marketing & Business Development
Lee Cleveland	2006	$229,327	$52,000		$376,244	—	—	$2,466	$660,038
Sr. VP, Engineering
Richard Hawron[1]	2006	$235,000	$58,500		$183,137	—	—	$45,957	$522,595
VP, World Wide Sales

1	Mr. Hawron’s employment with us terminated on January 19, 2007.

2	Represents the short-term incentive awards earned under The 2nd Half 2005 Bonus Program payout performance.

3	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value options granted in 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

4	This column represents the sum of the change in pension value and non-qualified deferred compensation earnings in 2006 for each of the named executives. Nonqualified plans are not available to our executives.

5	See the All Other Compensation Table below for additional information. Primarily represents employer contributions to the 401(k) plan and a housing allowance for Mr. Hawron.

  All Other Compensation Table

The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

		Payments
		relating to
	Other	Employee
Name of Executive	Benefits[1]	Savings Plan[2]	Total

Ray Wallin	$—	$909	$909
Chief Financial Officer
Ed Lam	$—	$6,071	$6,071
Sr. VP, Marketing & Business Development
Lee Cleveland	$—	$2,466	$2,466
Sr. VP, Engineering
Richard Hawron	$40,187	$5,770	$45,957
VP, World Wide Sales

1	This amount represents housing allowance provided to Mr. Hawron. No other supplemental executive perquisites are offered to our executives.

2	This column reports company matching contributions to the named executive’s 401(k) savings account of 1.5% of pay up to the limitations imposed under IRS rules.

Grants of Plan-Based Awards in 2006

The following table provides information about equity and non-equity awards granted to the named executives in 2006:

All Other
								All Other	Option
								Stock	Awards:	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Number of	or Base
		Under Non-Equity			Under Equity			Number of	Securities	Price of
		Incentive Plan Awards			Incentive Plan Awards			Shares of	Underlying	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(#)[1]	($/Sh)

Ralph Schmitt	None	—	—	—	—	—	—	—	—	—
President & CEO
Ray Wallin	1/17/2006	—	—	—	—	—	—	—	62,500	$4.15
Chief Financial Officer	12/4/2006								25,000	$8.50
Ed Lam	12/4/2006	—	—	—	—	—	—	—	25,000	$8.50
Sr. VP, Marketing & Business Development
Lee Cleveland	12/4/2006	—	—	—	—	—	—	—	25,000	$8.50
Sr. VP, Engineering
Richard Hawron	N/A	—	—	—	—	—	—	—	—	—
VP, World Wide Sales

1	The value of a stock option award is based on the fair value as of the grant date of such award determined pursuant to FAS 123R. The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of Sipex common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following this exercise do not include the option exercise price.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table provides information on the current holdings of stock option awards by the named executives. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive.

	Option Awards
					Equity Incentive
					Plan Awards:
			Number of	Number of	Number of
			Securities	Securities	Securities
			Underlying	Underlying	Underlying	Option
			Unexercised	Unexercised	Unexercised	Exercise	Option
	Grant		Options	Options	Unearned Options	Price	Expiration
Name	Date		(#) Exercisable	(#) Unexercisable	(#)	($)	Date

Ralph Schmitt President & CEO	6/27/2005		187,500	312,500	—	$3.40	6/27/2015

Ray Wallin Chief Financial Officer	12/20/2004		12,500	12,500		$8.80	12/20/2014
	9/6/2005	[2,3]	35,000	50,000		$3.80	4/5/2014
	1/17/2006		—	62,500	—	$4.15	1/17/2016
	12/4/2006		—	25,000		$8.50	12/4/2016

Total			47,500	150,000

Ed Lam Sr. VP, Marketing & Business Development	9/19/2005	[2]	66,406	146,094		$4.00	9/19/2015
	12/4/2006		—	25,000	—	$8.50	12/4/2016

Total			66,406	171,094

Lee Cleveland Sr. VP, Engineering	9/6/2005	[2,3]	75,000	25,000		$3.80	9/2/2013
	12/4/2006		—	25,000	—	$8.50	12/4/2016
	9/6/2005	[2,3]	25,000	25,000		$3.80	12/9/2014

Total			100,000	75,000

Richard Hawron[1] VP, World Wide Sales	2/2/2004		25,000	25,000		$17.22	2/2/2014
	10/19/2005		35,673	14,327	—	$3.50	10/19/2015
	9/6/2005	[2]	12,500	12,500		$3.80	12/17/2014

Total			73,173	51,827

1	Mr. Hawron’s employment with us terminated on January 19, 2007.

2	These grants were made as a part of the Option Reprice Program that took place in September of 2005.

3	Mr. Wallin’s award vests 25% one year from grant, then 1/48th per month. Grant is fully vested on April 5, 2008. Mr. Cleveland’s grant vests similarly and is fully vested respectively on September 2, 2007 and December 9, 2008.

Unless otherwise indicated, 25% of each award vests one year from the date of grant then 1/48th of the award on a monthly basis for the remainder of a four year period. For grants made on September 6, 2005 (Mr. Cleveland and Mr. Wallin), 25% of the award vests one year after the original grant date then 1/48th of the award on a monthly basis thereafter.

Option Exercises and Stock Vested in Fiscal 2006

The following table provides information, for the named executives, on stock option exercises during 2006, including the number of shares acquired upon exercise and the value realized and before payment of any applicable withholding tax and broker commissions. Only Mr. Wallin exercised any of his stock option holdings during 2006.

Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise[1]
Name of Executive	(#)	($)

Ray Wallin Chief Financial Officer	15,000	$75,000

1	The value realized equals the difference between the option exercise price and the fair market value of Sipex common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

Pension Benefits in Fiscal 2006

Our named executive officers received no benefits in fiscal 2006 from Sipex under any defined benefit pension plan or nonqualified, supplemental executive retirement program.

Nonqualified Deferred Compensation in Fiscal 2006

Sipex does not offer any nonqualified deferred compensation program to its executives or any employees of the company.

Other Potential Post-Employment Payments

As described in the CD&A, some of our named executives’ receive severance payments and benefits under certain termination events generally including involuntary termination and involuntary or termination without cause including in connection with a change in control event. The information below quantifies certain compensation that would become payable under existing plans and arrangements if the named executive’s employment had terminated on December 31, 2006, given the named executive’s compensation as of such date and, if applicable, based on Sipex’s closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) savings plan, disability benefits and accrued vacation pay.

Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and Sipex’s stock price.

Termination Scenarios

Ralph Schmitt	President & CEO
	Change				Involuntary	Involuntary
	in Control[1]	Voluntary	Death	Disability	With Cause	Without Cause	Retirement

Severance[2]	$400,000	—	—	—	—	$400,000	—
Intrinsic Value of Accelerated Equity[3]	$1,943,750	—	—	—	—	—	—
Intrinsic Value of Current Exercisable Equity[4]	$1,166,250	$1,166,250	$1,166,250	$1,166,250	—	$1,166,250	$1,166,250
Health Benefits[5]	$16,653	—	—	—	—	$16,653	—
Total Benefit to Employee[6]	$3,526,653	$1,166,250	$1,166,250	$1,166,250	—	$1,582,903	$1,166,250
Total Termination Benefits	$2,360,403	—	—	—	—	$416,653	—

1	Change in Control and all terminations are assumed to occur on 12/31/2006.

2	Represents 12 months of base salary.

3	Value of unvested options accelerated 100% upon involuntary termination within 12 months of CIC at 12/31/06 @ $9.62/share price. Options are exercisable for 12 months following termination.

4	Current value of shares owned as of 12/31/06 @ $9.62/share price (direct and indirect ownership).

5	Represents current monthly COBRA rates which are paid by the employer through the term of the severance award (12 months).

6	Total termination benefits are the total benefit to employees less the intrinsic value of current exercisable equity.

Ray Wallin	Chief Financial Officer
	Change				Involuntary	Involuntary
	in Control[1]	Voluntary	Death	Disability	With Cause	Without Cause	Retirement

Severance[2]	$112,500	—	—	—	—	$112,500	—
Intrinsic Value of Accelerated Equity[3]	$671,125	—	—	—	—	—	—
Intrinsic Value of Current Exercisable Equity[4]	$213,950	$213,950	$213,950	$213,950	$213,950	$213,950	$213,950
Health Benefits[5]	$8,327	—	—	—	—	$8,327	—
Total Benefit to Employee	$1,005,902	$213,950	$213,950	$213,950	$213,950	$334,777	$213,950
Total Termination Benefits[6]	$791,952	—	—	—	—	$120,827	—

1	Change in Control and all terminations are assumed to occur on 12/31/2006.

2	Represents 6 months of base salary.

3	Value of unvested options accelerated 100% upon involuntary termination for Good Reason in connection with CIC at 12/31/06 @ $9.62/share price and are exercisable for the earlier of the term of the option or 12 months from the date of termination.

4	Current value of shares owned as of 12/31/06 @ $9.62/share price (direct and indirect ownership).

5	Represents current monthly COBRA rates which are paid by the employer through the term of the severance award (6 months).

6	Total termination benefits are the total benefit to employees less the intrinsic value of current exercisable equity.

Ed Lam	Sr. VP, Marketing & Business Development
	Change				Involuntary	Involuntary
	in Control[1]	Voluntary	Death	Disability	With Cause	Without Cause	Retirement

Severance[2]	$287,000	—	—	—	—	$287,000	—
Intrinsic Value of Accelerated Equity[3]	$424,524	—	—	—	—	—	—
Intrinsic Value of Current Exercisable Equity[4]	$373,202	$373,202	$373,202	$373,202	—	$373,202	$373,202
Health Benefits[5]	$16,653	—	—	—	—	$16,653	—
Total Benefit to Employee	$1,101,379	$373,202	$373,202	$373,202	—	$676,855	$373,202
Total Termination Benefits[6]	$728,177	—	—	—	—	$303,653	—

1	Change in Control and all terminations are assumed to occur on 12/31/2006.

2	Represents 12 months of base salary.

3	Value of unvested options 50% of which are accelerated upon involuntary termination and CIC at 12/31/06 @ $9.62/share price. Options are exercisable for 12 months following the termination.

4	Current value of shares owned as of 12/31/06 @ $9.62/share price (direct and indirect ownership).

5	Represents current monthly COBRA rates which are paid by the employer through the term of the severance award (12 months).

6	Total termination benefits are the total benefit to employees less the intrinsic value of current exercisable equity.

Non-management Directors’ Compensation for Fiscal 2006

Our non-employee directors’ compensation program is designed in a way that helps us compensate our directors fairly, pay directors for work required for a company of Sipex’s size and scope, aligns directors’ interests with the long-term interests of shareowners with a structure that is simple, transparent and easy to understand.

The table below presents each element of our non-management directors’ compensation package:

Annual Cash Retainer	$28,000
Additional Audit Committee Chair Retainer	$10,000
Additional Audit Committee Retainer	$4,000
Additional Compensation Committee Chair Retainer	$2,000
New Director Stock Option Grant	22,500 stock options vesting one-fourth on each anniversary date of the grant
Annual Stock Option Grant	10,000 stock options vesting quarterly over 1 year

The following table shows compensation information for Sipex’s current and former non-employee directors for fiscal 2006:

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash[1] ($)	Awards[2] ($)	Awards[3] ($)	Compensation[2] ($)	Earnings[2]	Compensation[4] ($)	Total

Joe Consoli	$35,500	—	$42,961	—	—	—	$78,461
Brian Hilton	$32,500	—	$27,888	—	—	—	$60,388
John D. Arnold	$35,000	—	$41,738	—	—	—	$76,738
Thomas Redfern	$29,000	—	$38,494	—	—	—	$67,494
Lionel Olmer	$29,500	—	$56,863	—	—	—	$86,363
Douglas McBurnie	$28,000	—	$108,565	—	—	—	$136,565]
Alan Krock	$14,000	—	$11,736	—	—	—	$25,736
Pierre Guilbault	$14,000	—	$11,736	—	—	—	$25,736
Dan Casey	$14,000	—	$11,736	—	—	—	$25,736

1	This column reports the amount of cash compensation earned in 2006 for board and committee service.

2	No stock awards or Non-Equity Incentive Plan compensation were made in 2006. Sipex does not provide any retirement or other benefits/perquisites to its non-employee board members (other than direct business expense reimbursement).

3	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options previously granted to the directors. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R.

4	No other compensation was provided.

As of December 30, 2006, the outstanding stock option awards held by each director at December 30, 2006 were: Mr. Consoli, 36,250; Mr. Hilton; 28,750; Mr. Arnold, 32,500; Mr. Redfern, 25,000; Mr. Olmer, 55,989; Mr. McBurnie, 135,000; Mr. Krock, 16,250; Mr. Guilbault, 16,250 and Mr. Casey, 16,250.

In the fourth quarter of 2006, we also accelerated the vesting of 220,000 stock options for three former directors of our board upon their departures. As a result, we recorded additional $138,000 in stock-based compensation expense for the year ended December 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 31, 2007 information to the best of our knowledge, with respect to the beneficial ownership of Sipex’s common stock by (i) each person who is known to Sipex to be the beneficial owner of more than five percent of its common stock, (ii) each director, or nominee for director, of Sipex, (iii) each of the executive officers named in the Summary Compensation Table under the caption “Executive Compensation Summary” below, and (iv) all directors and executive officers of Sipex as a group. Except as otherwise indicated in the footnotes to the table, the beneficial owners listed have sole voting and investment power (subject to community property laws where applicable) as to all of the shares beneficially owned by them. As of March 31, 2007, there were approximately 18,687,000 shares of common stock outstanding.

	Total Amount
	and Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner**	Ownership	Class	Note

Alonim Investments, Inc. 237 Hymus Blvd. Montreal (Pointe-Claire) Quebec H9R 5C7 Canada	11,366,384	52.9%	Based solely on information provided in a Form 4 filed with the SEC on December 21, 2006, Alonim Investments, Inc. had sole dispositive power of 8,567,876 shares, and sole voting power of 8,567,876 shares. Also includes 2,798,508 shares issuable upon conversion of 5.5% Redeemable Convertible Senior Notes due 2026 held by an affiliate of Alonim Investments, Rodfre Holdings, LLC. However, note that if all other note holders of our 5.5% Redeemable Convertible Senior Notes due 2026 converted the notes and warrants of 3,218,284 shares issuable upon conversion, the Alonim Investment, Inc. percent of class would be 46.0%.
Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT 06880	1,161,929	6.2%	Based solely on information provided in a Schedule 13G filed with the SEC on February 14, 2007, Pequot Capital Management, Inc. had sole dispositive power of 1,161,929 shares, and sole voting power of 1,161,929 shares.
Wasatch Advisors, Inc. 150 Social Hall Avenue, 4th Floor Salt Lake City, UT 84111	949,845	5.1%	Based solely on information provided in a Schedule 13G filed with the SEC on February 14, 2005, Wasatch Advisors, Inc. had sole dispositive power of 949,845 shares, and sole voting power of 949,845 shares.
Dimensional Fund Advisors, L.P. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	820,835	4.4%	Based solely on information provided in a Schedule 13G/A filed with the SEC on February 9, 2007, Dimensional Fund Advisors, L.P. had sole dispositive power of 820,835 shares, and sole voting power of 820,835 shares.
Ralph Schmitt	239,583	1.3%	Includes 239,583 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Douglas M. McBurnie	142,500	*	Based on information provided in a Form 4 filed with the SEC on November 2, 2002. Also includes 135,000 shares issuable pursuant to options which are exercisable prior to February 28, 2007.
Lee Cleveland	108,200	*	Based on information provided in a Form 3 filed with the SEC on October 1, 2005. Also includes 100,000 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Richard Hawron	53,000	*	Includes 53,000 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Edward Lam	88,541	*	Includes 88,541 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Clyde R. Wallin	83,333	*	Includes 83,333 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.

	Total Amount
	and Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner**	Ownership	Class	Note

Lionel H. Olmer	47,986	*	Based on information provided in a Form 4 filed with the SEC on September 27, 2000. Also includes 46,986 shares issuable pursuant to stock options which are exercisable prior to April 12, 2007.
Joel Camarda	46,875	*	Includes 46,875 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Joseph Consoli	36,250	*	Includes 36,250 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
John Arnold	29,564	*	Based on information provided in a Form 4 filed with the SEC on March 2, 2004. Also includes 26,564 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Brian Hilton	21,876	*	Includes 21,876 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Thomas P. Redfern	19,064	*	Includes 19,064 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Lamar Schaeffer	12,500	*	Includes 12,200 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Alan F. Krock	2,500	*	Includes 2,500 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Daniel G. Casey	2,500	*	Includes 2,500 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
Pierre Guilbault	2,500	*	Includes 2,500 shares issuable pursuant to stock options which are exercisable prior to February 28, 2007.
All directors and executive officers as a group (16 persons)	936,772	4.8%

*	Less than 1% of Common Stock

**	Unless otherwise indicated, to the knowledge of Sipex, each listed above has sole voting and investment power with respect to the shares and maintains a mailing address at: c/o Sipex Corporation, 233 South Hillview Drive, Milpitas, CA 95035.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 30, 2006 about the securities authorized for issuance under our equity compensation plans, consisting of Stand-Alone Stock Option grant, 1997 Stock Option Plan, 1999

Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Non-statutory Stock Option Plan and 2006 Equity Incentive Plan.

	(a)	(b)	(c)
			Number of securities
			remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	1,818,790	$7.80	929,540
Equity compensation plans not approved by stockholders	1,941,788	$4.08	—

Total	3,760,578	$5.88	929,540

Above table does not include approved 1996 Employee Stock Purchase Plan in which 122,220 shares are currently available to issue.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Future Electronics Inc.

Future is a related party and its affiliates own approximately 8.6 million shares or 47% of Sipex’s outstanding common stock as of December 30, 2006. Sipex has a distribution agreement that provides for Future to act as our sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. We recognize revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of our revenues. It is our largest distributor worldwide and accounted for 43%, 44% and 39% of its total net sales for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 respectively.

From time to time, Future provides services and/or incurs expenses on behalf of us. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in our consolidated financial statements as capital contributions totaling $5,000, $17,000 and $100,000 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 respectively.

In addition, Sipex incurred expense to Future totaling approximately $23,000 for marketing promotional materials, temporary accounting services and used furniture sold to us for the year ended December 30, 2006. Sipex recorded $44,000 of reimbursement expense for marketing promotional materials charged by Future for the year ended December 31, 2005. For the year ended January 1, 2005, no such expenses were recorded.

During February 2004, the affiliates of Future exercised the conversion rights to convert their existing notes into Sipex common stock for an additional 2.3 million shares. On August 5, 2004, the affiliates of Future exercised a warrant to purchase 450,000 shares of Sipex’s common stock at $5.8916 per share. The warrant was issued to the affiliates of Future in conjunction with the $12 million convertible note issued in 2002, which was converted into Sipex’s common stock in February 2004. In connection with the warrant exercise, Sipex agreed to modify the standstill restrictions on the affiliates of Future to enable them to hold the lesser of (i) 49% of our issued and outstanding voting capital stock and (ii) 42.5% of our issued and outstanding voting capital stock, measured on a “Fully Diluted Basis,” as defined using the following equation: The numerator includes all voting capital stock and securities convertible into or exercisable for voting capital stock held by the affiliates of Future and the denominator is the greater of (i) all shares of our voting capital stock outstanding or issuable upon the exercise or conversion of vested securities convertible into or exercisable for voting capital stock and (ii) 20,000,000 (as adjusted for stock dividends, splits or like transactions). On August 9, 2004, the affiliates purchased 1.25 million shares of Sipex’s common stock in the open market.

On January 19, 2006, Sipex announced the completion of a $7.0 million private loan financing in which Sipex issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which provided these affiliates with the opportunity to obtain additional shares of Sipex’s common stock. The loan was repaid in March 2006. Sipex incurred interest expense totaling $86,000 related to the $7.0 million note with Future for the year ended December 30, 2006.

On May 16, 2006, Sipex placed $30.0 million of its 5.5% Redeemable Convertible Senior Notes (“2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments, Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. On December 21, 2006, Rodfre paid $2.7 million to exercise its warrant for 419,776 shares of Sipex common stock at $6.432 per share. As of December 30, 2006, the affiliates of Future held 8.6 million shares, or 47% of our outstanding common stock.

Interest expense incurred by Sipex relating to the $15.0 million portion of 2006 Notes sold to Rodfre totaled $936,000 for the year ended December 30, 2006. No interest expense was recorded for the year ended December 31, 2005 as both convertible notes, issued in 2002 and 2003, were extinguished and converted into 2.3 million of Sipex’s common shares as of February 18, 2004. Sipex recorded interest expense related to the debt with Future totaling $90,000 for the year ended January 1, 2005.

On September 8, 2006, Sipex appointed two executive vice presidents working for Future to its board of directors. The board of directors has determined that both new directors are not independent within the meaning of Rule 4200(a) (15) of the Nasdaq Market Rules by virtue of their relationships with Future. Accordingly, the board of directors does not expect to appoint them to any standing committees of the board of directors. In connection with their appointment as directors, both new directors have agreed to excuse themselves from any board of directors discussions that relate to transactions between Sipex and Future.

On March 29, 2007, Sipex entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future, Sipex’s largest distributor worldwide and an affiliate of its largest stockholder (Alonim Investment Inc.), to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to Sipex’s Loan and Security Agreement with Silicon Valley Bank and to its 5.5% Redeemable Convertible Senior Notes due 2026.

Director Independence

As discussed above, the board of directors affirmatively determined that Messrs. Arnold, Redfern, Olmer, Consoli, Krock and Hilton were independent of Sipex and its management under the corporate governance standards of the Nasdaq Capital Market. In addition, Mr. Olmer was a member of our Compensation Committee in 2006 and he was determined to be an “independent director” under the corporate governance standards of the Nasdaq Capital Market by our board of directors. Mr. Consoli was a member and chairman of the Audit Committee in 2006, and he was determined to be an “independent director” under the corporate governance standards of the Nasdaq Capital Market by our board of directors.

Item 14.  Principal Accounting Fees and Services

Fees Paid to Deloitte & Touche LLP

The aggregate fees billed or to be billed to us for the following professional services for the fiscal year ended December 30, 2006 and December 31, 2005 from Deloitte & Touche LLP are as follows (in thousands):

	2006	2005

Audit fees(1)	$2,491	$1,911
Audit related fees(2)	—	—
Tax fees(3)	—	20
All other fees(4)	—	129

Total	$2,491	$2,060

(1)	Audit fees were for professional services rendered in connection with the audit of our annual financial statements and the review of our quarterly financial statements.

(2)	Deloitte & Touche LLP did not perform any audit related services in 2006 and 2005.

(3)	Deloitte & Touche LLP did not perform tax consulting services in 2006. The fees for 2005 related to tax consulting in connection with the Silan deal in 2005.

(4)	All other fees were for professional services rendered other than audit, audit-related or tax fees. For 2006, Deloitte & Touche LLP did not perform other services. The fees for 2005 primarily related to our internal investigation.

In considering the nature of services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Independent Auditor

Deloitte & Touche LLP, an independent registered public accounting firm, has been our auditor since 2003. Deloitte & Touche LLP was our independent auditing firm for fiscal year 2006.

The Audit Committee has not selected or appointed an independent auditing firm for the fiscal year ending December 29, 2007. The Audit Committee anticipates making this selection and appointment in the second quarter.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In accordance with the charter of our audit committee, the audit committee pre-approves all audit and non-audit services provided by our independent auditor, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. Our audit committee considers whether such audit or non-audit services are consistent with the SEC rules on auditor independence. The audit committee has determined that the services provided by Deloitte & Touche LLP as set forth herein are compatible with maintaining Deloitte & Touche LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2007.

SIPEX CORPORATION

By:
/s/  Ralph Schmitt
Ralph Schmitt
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Sipex Corporation dated March 20, 2007 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
3.2		Bylaws (incorporated herein by reference from the Company’s Registration Statement on Form 8-A file with the Securities and Exchange Commission on October 28, 2003).
3.3		Certificate of Amendment of Bylaws of Sipex Corporation (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006 and incorporated herein by reference).
4.2		Form of Indemnification Agreement for directors and officers (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).
4.4		Indenture dated May 16, 2006 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2006, and incorporated herein by reference).
10	.1**	1996 Incentive Stock Option Plan (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).
10	.2**	1996 Employee Stock Purchase Plan, as amended (previously filed as Appendix A to the Company’s Definitive Notice and Proxy Statement on April 29, 2004, and incorporated herein by reference).
10	.3**	1997 Incentive Stock Option Plan (previously filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997, and incorporated herein by reference).
10	.4**	Sipex Corporation 1999 Stock Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference).
10	.5**	2000 Non-Qualified Stock Option Plan (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10	.6**	2006 Equity Incentive Plan (previously filed as Appendix C to the Company’s Definitive Notice and Proxy Statement on October 24, 2006, and incorporated herein by reference).
10.7		Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.8		Amendment dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.9		Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10	.10*	Amendment dated August 26, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.11		Amendment dated September 15, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

Exhibit
Number		Description

10.12		Amendment dated April 25, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.13		Amendment dated September 27, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006, and incorporated herein by reference).
10.14		Amendment dated November 1, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2006, and incorporated herein by reference).
10	.15**	Letter agreement as of 6/7/05 concerning the terms of the newly appointed Chief Executive Officer Ralph Schmitt (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on June 30, 2005, and incorporated herein by reference).
10.16		Loan and Security Agreement as of 7/21/05, with Silicon Valley Bank (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on 7/25/05, and incorporated herein by reference).
10	.17**	Bonus plan as of August 29, 2005, for an executive bonus plan for the remainder of 2005 for certain of its officers (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 2, 2005, and incorporated herein by reference).
10	.18**	Separation Agreement and General Release as of 9/2/05 with Joseph T. Rauschmayer, Senior Vice President of Operations (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2005, and incorporated herein by reference).
10	.19**	Separation Agreement and General Release as of April 26, 2005 with Kevin Plouse (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2005, and incorporated herein by reference).
10	.20**	Letter agreement as of September 12, 2005 with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 23, 2005, and incorporated herein by reference).
10	.21**	Letter agreement as of October 7, 2005 with Joel Camarda joining Sipex as Senior Vice President of Operations (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).
10.22		Amendment No. 1 dated October 7, 2005, to the Loan and Security Agreement with Silicon Valley Bank, dated July 21, 2005 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).
10.23		Amendment No. 2 dated November 12, 2005 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 11/16/05, and incorporated herein by reference).
10.24		Amendment No. 3 dated January 19, 2006 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on 1/25/06, and incorporated herein by reference).
10.25		Amendment No. 4 dated May 18, 2006 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005, (previously filed as Exhibit 10.4 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.26		Amendment No. 5 dated August 1, 2006 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed 8/7/06, and incorporated herein by reference).
10.27		Amendment No. 6 dated September 28, 2006 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed 10/4/06, and incorporated herein by reference).

Exhibit
Number		Description

10	.28*	Master Agreement between Sipex, Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co., Ltd., dated as of February 27, 2006 (previously filed as Exhibit 10.1 to the Company Current Report on Form 8-K/A filed on July 26, 2006, and incorporated herein by reference).
10.29		Agreement for Purchase and Sale of Real Property dated March 9, 2006, by and between Sipex Corporation and Mission West Properties, L.P. (previously filed as Exhibit 10.1 to the Company Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).
10.30		Standard Form Lease for 233 Hillview dated March 9, 2006, by and between Sipex Corporation and Mission West Properties, L.P. (previously filed as Exhibit 10.2 to the Company Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).
10.31		Securities Purchase Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.32		Amendment No. 1 dated May 24, 2006 to Securities Purchase Agreement, dated as of May 16, 2006 by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006, and incorporated herein by reference).
10.33		Registration Rights Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.34		Warrant Agent Agreement, dated as of May 16, 2006, between Sipex and Wells Fargo Bank, National Association, as Warrant Agent (which includes the Form of Warrant) (previously filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.35		Separation Agreement and General Release as of January 15, 2007 with Rick Hawron (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2007, and incorporated herein by reference).
10.36		Securities Purchase Agreement, dated as of March 29, 2007, by and between Sipex and Rodfre Holdings LLC (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
12.1		Computation of Ratio of Earnings to Fixed Cost Charges (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
21.1		Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
23.1		Consent of Independent Registered Public Accounting Firm (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
31.3		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.4		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).

Exhibit
Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with a double asterisk (**) are management contracts or compensatory plans or arrangements.