Form 10-Q
period 2007-03-31
SIPEX CORP
filed 2007-05-15
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(408) 934-7500
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 7, 2007 was 18,727,741.

SIPEX CORPORATION
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2007

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,135	$13,041
Restricted cash	350	350
Short-term investment securities	399	2,388
Accounts receivable, less allowances of $609 and $551, respectively	4,432	6,222
Accounts receivable, related party, less allowances of $428 and $306, respectively	2,865	949
Inventories	15,790	15,586
Prepaid expenses and other current assets	1,383	1,641

Total current assets	33,354	40,177
Property, plant, and equipment, net	19,686	19,113
Restricted cash — noncurrent	57	57
Other assets	204	202

Total assets	$53,301	$59,549

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term bank borrowing	$667	$667
Current portion of lease financing obligation	205	191
Accounts payable	8,518	10,331
Accrued expenses	7,509	7,185
Accrued restructuring costs	1,346	1,728
Deferred income, related party	5,689	5,543
Deferred income, other	2,459	2,555

Total current liabilities	26,393	28,200
Long-term bank borrowing	1,167	1,333
Long-term lease financing obligation	12,096	12,152
Long-term accrued restructuring costs	—	139
Convertible senior notes	26,025	25,826
Other long-term liabilities	23	24

Total liabilities	65,704	67,674

Commitment and contingencies (Note 15)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 18,687 and 18,390 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	187	184
Additional paid-in capital	236,806	234,785
Accumulated deficit	(249,377)	(243,075)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ deficit	(12,403)	(8,125)

Total liabilities and stockholders’ deficit	$53,301	$59,549

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$8,758	$9,303
Net sales, related party	8,101	8,551

Total net sales	16,859	17,854

Cost of sales	7,073	10,178
Cost of sales, related party	5,347	7,871

Total cost of sales	12,420	18,049

Gross profit (loss)	4,439	(195)

Operating expenses:
Research and development	3,686	5,496
Marketing and selling	3,293	3,656
General and administrative	2,968	4,021
Restructuring and other	63	307

Total operating expenses	10,010	13,480

Loss from operations	(5,571)	(13,675)

Other income (expense):
Interest income	131	49
Interest expense	(834)	(183)
Other, net	1	42

Total other expense, net	(702)	(92)

Loss before income tax expense	(6,273)	(13,767)
Income tax expense	17	32

Net loss	$(6,290)	$(13,799)

Net loss per common share — basic and diluted	$(0.34)	$(0.78)
Weighted average common shares outstanding — basic and diluted	18,547	17,775
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Operating activities:
Net loss	$(6,290)	$(13,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	904	933
Depreciation and amortization	518	7,499
Provision for inventories	4	123
Reversal of provision for purchase commitments on excess inventories	(44)	—
Provision for restructuring charges	3	307
Loss on disposal of fixed assets	—	9
Amortization of discount and issuance costs on convertible notes	199	—
Provision for uncollectible receivables and sales returns and allowances	282	153
Changes in assets and liabilities:
Accounts receivable	(408)	(1,529)
Inventories	(156)	21
Prepaid expenses and other current assets	350	(304)
Other assets	(2)	(7)
Accounts payable	(2,015)	2,492
Accrued expenses	356	(934)
Accrued restructuring costs	(522)	(100)
Deferred income	50	437
Other long-term liabilities	(1)	(2)

Net cash used in operating activities	(6,772)	(4,701)

Investing activities:
Proceeds from maturity of short-term investment securities	2,383	—
Purchase of short-term investment securities	(394)	—
Purchase of property, plant, and equipment	(891)	(122)

Net cash provided by (used in) investing activities	1,098	(122)

Financing activities:
Proceeds from issuance of common stock under employee stock option plans	976	—
Proceeds from borrowing - related party	—	7,000
Repayment of borrowing - related party	—	(7,000)
Repayment of short-term bank borrowing	—	(3,000)
Repayment of long-term bank borrowing	(166)	—
Net proceeds from lease financing obligation	—	12,578
Repayment of lease financing obligation	(42)	(113)

Net cash provided by financing activities	768	9,465

Increase (decrease) in cash and cash equivalents	(4,906)	4,642
Cash and cash equivalents at beginning of period	13,041	1,969

Cash and cash equivalents at end of period	$8,135	$6,611

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1	$2

Interest	$144	$173

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$371	$152

Receivable from exercise of stock options	$92	$—

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Basis of Presentation
Description of Business
     Based in Milpitas, California, Sipex Corporation (“Sipex” or “Company”) was incorporated in May 1965 under the laws of the State of Massachusetts. The state of incorporation was changed from Massachusetts to Delaware in October 2003. Sipex designs, manufactures and markets high performance, analog integrated circuits or “ICs” that primarily are used by original equipment manufacturers, or OEMs, operating in the computing, consumer electronics, communications and networking infrastructure markets. Some of the end product applications that contain the Company’s ICs are cellular phones, base stations, computers, DVD players, and digital cameras. The Company’s products are sold either directly or through an international network of manufacturers’ representatives and distributors. The Company is a global company with operations in Asia, Europe and North America.
     In an effort to achieve significant cost savings, in the third quarter of 2005, the Company decided to close down the Milpitas wafer fabrication facility and transfer its IC manufacturing processes from there to a wafer fabrication facility operated by Hangzhou Silan Integrated Circuit Co., Ltd. (“Silan”), in Hangzhou, China and a wafer fabrication facility operated by Episil Technologies, Inc. (“Episil”), in Taiwan. Definitive agreements regarding this transfer were entered into in February 2006, and the closure of the Milpitas fabrication facility was completed in early October 2006. In December 2006, the Company announced a workforce reduction plan that was implemented in response to its transitioning to a fabless semiconductor company, de-emphasizing optical products, reducing dependency on commodity products and with the goal of improving its cost structure.
     On May 7, 2007, Sipex entered into a definitive merger agreement with Exar Corporation to combine the two companies. Under the terms of the agreement, which was approved by the Boards of Directors of both companies, Sipex stockholders will receive 0.6679 of a share of Exar for each share of Sipex. Exar stockholders will own approximately 67.6% and Sipex stockholders will own approximately 32.4% of Exar after completion of the transaction, which assumes conversion to common stock of Sipex’s outstanding convertible senior notes and related warrants.
     Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in December. Fiscal 2007 and fiscal 2006 are 52-week fiscal years. The first quarter of fiscal year 2007 and 2006 included 91 days from December 31, 2006 to March 31, 2007 and January 1, 2006 to April 1, 2006, respectively.
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
     The condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

     Reverse Stock Split
     On January 30, 2007, Sipex’s stockholders at a special meeting of stockholders approved a 1-for-2 reverse stock split. The reverse split became effective at 1:31 p.m. Pacific Standard Time on February 23, 2007. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital in the Company’s condensed balance sheets. The Company has paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split. The number of authorized shares of common stock remains unchanged. All shares and per share amounts, including all common stock equivalents (stock options, warrants and convertible notes) have been adjusted in the condensed consolidated financial statements and in the notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.
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
     Sales to Future Electronics Inc. (“Future”), a distributor and related party (See Note 5), are made under an agreement that provides protection against price reductions of Sipex’s products in Future’s inventory. In addition, Future has stock rotation rights. Pursuant to these stock rotation rights, Future is permitted on a quarterly basis to return for credit up to 5% of its total purchases during the most recent three-month period.
     Additionally, the Company is providing Future a quarterly scrap allowance credit against accounts receivable for up to 2% of the most recent three-month purchases when they provide the evidence of destruction of inventory of Sipex’s products up to this quarterly amount. As the price of products sold to Future is not fixed or determinable until resold by Future to the end customer, Sipex is using sell-through revenue recognition and deferring recognition of such sales and related cost of goods sold until the product is sold by Future to its customers.
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
     From time to time, Sipex develops custom products for various customers under engineering service contracts culminating in delivery of known functional development samples. The Company recognizes revenue under these agreements upon delivery of known functional development samples as delivery of such samples represents the culmination of utility of the contract to the customer and agreed-to milestones. Sipex recognizes the costs associated with these contracts as research and development expenses due to the uncertain nature of the development efforts until delivery of the known functional development samples. Certain of these engineering service contracts include payments in advance of delivery of known functional development samples. These payments are recorded in deferred income, other, until the time of delivery of the functional samples.

     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their expected useful lives.
     In September 2005, the Company tested its Milpitas corporate headquarters facility for impairment given an appraisal indicated that the carrying amount might not be recoverable. The headquarters facility housed the wafer fabrication operations as well as the sales and marketing department, the research and development department and the corporate administration functions. The Milpitas corporate headquarters facility does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities of the Company. Accordingly, the Milpitas corporate headquarters facility, which includes all assets located at the Milpitas facility except for the wafer fabrication asset grouping, is included in the asset grouping which includes all assets and liabilities of the Company. No impairment loss was recognized given the carrying value of all assets and liabilities of the Company was less than the fair value, determined based on the quoted market value of the Company.
     In November 2005, the Board of Directors approved the sale of the Company’s Milpitas corporate headquarters facility. As a result of this decision, the Company reduced the remaining estimated depreciable life for its headquarters building and related improvements from 25 years to approximately four months (See Note 12 regarding the sale and leaseback arrangement for Sipex’s headquarters facility), or through March 2006, the date the Company expected the sale leaseback of the Milpitas corporate headquarters facility would qualify as a sale. This change resulted in an increase in depreciation expense of $6.7 million (including $4.5 million included in cost of sales) recorded in the first quarter of 2006. For the first quarter of 2007, no such additional depreciation was recorded.
     In March 2006, the Company revised the remaining depreciable life of the Milpitas corporate headquarters facility when it was determined that the sale leaseback did not qualify as a sale transaction and was required to be accounted for as a financing transaction.
Note 2. Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the Company beginning in the first quarter of 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. Sipex adopted FIN 48 in the first quarter of 2007, which resulted in no material impact on the Company’s financial statements (See Note 7).
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
     In December 2006, the FASB staff issued FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company adopted this FSP in its first quarter of 2007. The adoption did not have a material impact on the Company’s financial statements (See Note 4).
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
Note 3. Stock-Based Compensation
     Stock Based Compensation Plans
     The Company currently maintains five option plans. They are the 1997 Stock Option Plan, 1999 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Non-statutory Stock Option Plan and 2006 Equity Incentive Plan under which 0.6 million, 0.6 million, 0.3 million, 1.0 million and 0.8 million shares were reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 2000 Non-qualified Stock Option Plan to 335,995. Approximately 3,742,000 stock options were outstanding as of March 31, 2007 for all plans. As of March 31, 2007, approximately 645,000 stock options were available for grant under all plans.
     The Company also has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase shares of the Company’s common stock through periodic payroll deductions of up to 10% of total compensation at the lesser of (i) 85% of the average market price of the common stock on the first business day of the six-month payment period and (ii) 85% of the average market price of the common stock on the last business day of the six-month payment period. The Company’s ESPP is considered compensatory under the provisions of SFAS 123R.
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
     Valuation Assumptions
     Valuation Method – The Company estimates the fair value of stock options granted by using the Black Scholes valuation model.
     Expected Term — The Company has elected to use the “Simplified Method” outlined in SAB 107 to determine the expected term of its stock option grants.
     Volatility — Volatility is based upon the Company’s historical stock price volatility. The Company considered historical volatility of a period generally commensurate with the expected or contractual term, as applicable, of the share option.
     Risk Free Interest Rate — The Company continues to use the risk-free rate based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option to be valued.
     Dividend Yield — The Company does not currently intend to pay cash dividends. Therefore, the Company has assumed a dividend yield of zero.
     The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three months ended March 31, 2007 and April 1, 2006:

	Stock Option Plans		ESPP
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Expected life of options	6 years	6 years	6 months	N/A
Volatility	85%	92%	46%	N/A
Risk-free interest rate	4.7%	4.5%	5.1%	N/A
Dividend yield	—	—	—	N/A
Weighted average fair value options granted	$6.88	$3.40	$2.76	N/A
     Stock-Based Compensation Expense
     The following table shows total employee and non-employee stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2007 and April 1, 2006, pursuant to SFAS No. 123R (in thousands):

	March 31, 2007	April 1, 2006
Cost of sales	$111	$127
Research and development	231	338
Marketing and selling	258	190
General and administrative	304	278

Stock-based compensation expense before income tax effect	904	933
Less income tax effect	—	—

Stock-based compensation expense after income tax effect	$904	$933

     At March 31, 2007, there was approximately $219,000 of total compensation cost capitalized in inventory.

     At March 31, 2007, there was a total of $6.5 million unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards which is expected to be recognized over a weighted-average period of approximately 33 months.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended March 31, 2007 and April 1, 2006 included approximately $904,000 and $891,000, respectively, of employee stock-based compensation expense.
Stock Options Activities
     The following is a summary of option activity for the Company’s stock option plans for the three months ended March 31, 2007 (in thousands, except per share amounts):

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at December 30, 2006	3,761	$5.88	7.81	$17,518
Granted	381	$9.24
Exercised	(297)	$3.60
Forfeited or expired	(103)	$6.35

Outstanding at March 31, 2007	3,742	$6.39	7.86	$12,748

Vested and expected to vest at March 31, 2007	3,508	$6.41	7.80	$12,061

Exercisable at March 31, 2007	1,752	$6.77	6.81	$6,918

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock that were in-the-money at March 31, 2007 and April 1, 2006. During the three months ended March 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1.7 million. For the three months ended April 1, 2006, there was no aggregate intrinsic value as no stock options were exercised during that period.
     There were no purchases of common stock made under the Company’s Employee Stock Purchase Plan in the first quarter of 2007 and 2006. As of March 31, 2007, approximately 122,000 shares were available for issuance under the Plan.
Note 4. Stockholder’s Deficit
     Net Loss per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per share calculations where the effect of their inclusion would be dilutive. As the Company had a net loss for the three months ended March 31, 2007 and April 1, 2006, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution.

     A reconciliation of basic weighted average common shares with diluted weighted average shares is as follows (in thousands):

	March 31, 2007	April 1, 2006
Weighted average common shares outstanding – basic	18,547	17,775
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	—	—

Weighted average common shares outstanding – diluted	18,547	17,775

     Antidilutive potential common shares excluded from the weighted average common shares outstanding for net loss per share calculation are as follows (in thousands, except per-share information):

	March 31, 2007	April 1, 2006
Option shares outstanding	3,742	3,490
Weighted average exercise price of option shares outstanding	$6.39	$5.60
Convertible notes of $30.0 million issued on May 18, 2006 (conversion price at $5.36)	5,597	—
Warrants issued on May 18, 2006 with the above convertible notes (exercise price at $6.432)	420	—
     Comprehensive Loss
     Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. The Company’s “other comprehensive loss” consists of foreign currency translation adjustments. The comprehensive loss equals the net loss for the three months ended March 31, 2007 and April 1, 2006 as there were no foreign currency translation adjustments and no tax effect on the components of other comprehensive loss for such periods.
     Stockholders’ Deficit
     In the first quarter of 2007, the Company adopted FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” As a result of the adoption, the Company’s beginning balance for accumulated deficit and the derivative liability were increased by $12,000. A reconciliation of the activity in the stockholders’ deficit accounts for the quarter ended March 31, 2007 is as follows:

					Accumulated
	Common Stock				Other	Total
	Number of		Additional Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	$0.01 Par Value	in Capital	Deficit	Loss	Equity (Deficit)
Balances at December 30, 2006	18,390	$184	$234,785	$(243,075)	$(19)	$(8,125)

Cumulative effect of adoption of FSP EITF Issue No. 00-19-2				(12)		(12)
Net loss and comprehensive loss	—	—	—	(6,290)	—	(6,290)
Issuance of common stock under employee stock option plans	297	3	1,065	—	—	1,068
Stock-based compensation	—	—	956	—	—	956

Balances at March 31, 2007	18,687	$187	$236,806	$(249,377)	$(19)	$(12,403)

Note 5. Related Party Transactions
     Future is a related party and its affiliates own approximately 8.6 million shares or 46% of Sipex’s outstanding common stock as of March 31, 2007. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 48% of its total net sales for the three months ended March 31, 2007 and April 1, 2006.

     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s condensed consolidated financial statements as capital contributions. For the three months ended March 31, 2007 and April 1, 2006, there were no such un-reimbursed expenses or uncompensated services rendered by Future.
     In addition, Sipex incurred expense to Future totaling approximately $2,000 for marketing promotional materials, temporary accounting services and used furniture sold to the Company for the three months ended March 31, 2007. No such expenses were recorded for the three months ended April 1, 2006.
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
     As discussed in Note 13, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Redeemable Convertible Senior Notes (“2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. On December 21, 2006, Rodfre paid $2.7 million to exercise its warrant for 419,776 shares of Sipex common stock at $6.432 per share. As of March 31, 2007, the affiliates of Future held 8.6 million shares, or 46% of the Company’s outstanding common stock.
     Interest expense incurred by Sipex relating to the $15.0 million portion of 2006 Notes sold to Rodfre totaled $380,000 for the three months ended March 31, 2007.
     On September 8, 2006, Sipex appointed two executive vice presidents of Future to its Board of Directors. The Board has determined that both new directors are not independent within the meaning of Rule 4200(a) (15) of the NASDAQ Manual by virtue of their relationships with Future. Accordingly, the Board does not expect to appoint them to any standing committees of the Board. In connection with their appointment as directors, both new directors have agreed to recuse themselves from any Board discussions that relate to transactions between Sipex and Future.
     On March 29, 2007, the Company entered into a Securities Purchase Agreement with Rodfre to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to the Company’s Loan and Security Agreement with Silicon Valley Bank and to its 5.5% Redeemable Convertible Senior Notes due 2026. No borrowing was made under the promissory note facility in the first quarter of 2007.

Note 6. Restructuring and Other
     Below is a summary of the activities related to restructuring (in thousands):

			Total
		Employee	Restructuring
	Facility Costs	Costs	Costs
Accrual balance, December 30, 2006	$993	$874	$1,867
Incurred in 2007	—	8	8
Charges utilized	(209)	(384)	(593)
Sub-lease income received	69	—	69
Adjustments to accrual	18	(23)	(5)

Accrual balance, March 31, 2007	$871	$475	$1,346

     In the addition to the restructuring costs incurred above, in the first quarter of 2007, the Company incurred $60,000 of facility costs related to the unused fabrication portion of the Company’s headquarters facility in Milpitas, California, due to the transfer of wafer fabrication to Silan.
     During the three months ended March 31, 2007, for the unused portion of the Billerica facility initiated in October 2003, the Company utilized the restructuring accrual totaling $188,000 which primarily consisted of lease costs. Adjustments to the accrual for the Billerica facility primarily related to sub-lease income of $69,000 recorded on a cash basis due to the uncertainty of collectibility.
     During the three months ended March 31, 2007, for a workforce reduction plan initiated in the fourth quarter of 2006, the Company utilized $384,000. For facility costs related to the Milpitas wafer fabrication closure, restructuring charges utilized for the three months ended March 31, 2007, totaling $21,000, was for facility decontamination.
     As of March 31, 2007, the balance of the restructuring accrual primarily consisted of employee severance costs, contract termination costs and facility lease costs. These costs are expected to be paid over the next 12 months. The balance of the accrual as of March 31, 2007 totaled $1.3 million, all of which was the short-term portion.
Note 7. Income Tax
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on December 31, 2006. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, the Company had approximately $2.4 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized before consideration of changes in valuation allowance. At March 31, 2007, the Company had $2.5 million of unrecognized tax benefits. In addition, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of December 31, 2006, the Company had approximately $53,000 of accrued interest and penalties for uncertain tax positions primarily from its foreign operations. For the three months ended March 31, 2007, the Company accrued $4,000 of interest and penalties related to its uncertain tax positions.
     At December 30, 2006, the Company had approximately $207.4 million, $73.6 million, and $131.7 million of federal, California, and Massachusetts net operating loss carryforwards, respectively. The Company believes it has had multiple ownership changes, as defined by Section 382 of the Internal Revenue Code (IRC), due to significant stock transactions in previous years that will limit the future realization of its net operating loss carryforwards. Based on estimates prepared to date, the Company believes Section 382 could result in the forfeiture of approximately $75.4 million of net operating loss carryforwards for federal income tax purposes and $31.5 million of net operating loss carryforwards for Massachusetts income tax purposes. Management believes there could also be an impact on the Company’s ability to utilize California net operating loss carryforwards as a result of Section 382. As the Company’s analysis is incomplete, these estimates are uncertain. The net operating loss carryforwards begin to expire in 2007 for federal and Massachusetts purposes and 2012 for California purposes.
     As of December 30, 2006, the Company had research and development tax credit carryforwards of approximately $3.1 million, $3.5 million, and $0.1 million which can be used to reduce future federal, California, and Massachusetts income taxes, respectively. Federal research and development tax credit carryforwards will expire beginning in fiscal 2010 through 2026. California and Massachusetts research and development tax credits will carry forward indefinitely. In addition, based on estimates prepared to date, the Company believes that $2.0 million of the federal research tax credit carryforwards could be subject to forfeiture due to Section 382 ownership changes under IRC Section 383.

     As of December 30, 2006, the Company had unused California manufacturers’ investment credits of approximately $2.1 million, which will expire beginning in fiscal 2007 through 2013. Management believes there could also be an impact on the Company’s ability to utilize the California manufacturers’ investment credits as a result of Section 382.
     The Company has recorded a 100% valuation allowance against its net deferred tax assets, due to the uncertainty regarding the magnitude of the Section 382 and 383 limitations as well as uncertainty concerning future taxable income.
     Sipex’s income tax expense primarily relates to its foreign operations as the Company continues to incur losses from domestic operations. The Company recorded income tax expense of $17,000 and $32,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.
Note 8. Inventories
     Inventories are as follows (in thousands):

	March 31, 2007	December 30, 2006
Raw materials	$466	$768
Work-in-process	11,348	10,518
Finished goods	3,976	4,300

Total	$15,790	$15,586

Note 9. Accrued Expenses
     Accrued expenses are as follows (in thousands):

	March 31, 2007	December 30, 2006
Accrued compensation and benefits	$3,427	$2,815
Accrued provision for purchase commitment on excess inventories	1,007	1,417
Accrued interest and related derivative liability	889	679
Accrued audit fees	563	574
Accrued commissions	350	444
Accrued income taxes	343	340
Accrued warranty	342	259
Accrued legal fees	160	251
Accrued royalties	45	19
Other	383	387

	$7,509	$7,185

Note 10. Borrowing Arrangements
     On July 21, 2005, Sipex entered into a Loan and Security Agreement (the “Agreement”), as amended, with Silicon Valley Bank, which has an expiration date of September 29, 2007. The Agreement provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $2,000,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bear an interest rate, chosen by the Company, either at the bank’s prime rate or LIBOR rate (depending upon the interest period of one, two or three months selected by Sipex) plus 2.75%. Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006 (See Note 12). On March 9, 2006, Sipex entered into a sale and leaseback transaction with Mission West Properties, L.P. for its headquarters facility, located at 233 South Hillview Drive in Milpitas, California. Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its

$5,000,000 line of credit with Silicon Valley Bank. In respect to financial covenants, the Agreement requires the Company to maintain a minimum liquidity ratio for each quarter ended not less than 2.50:1.00 which is calculated as the sum of (i) unrestricted cash and cash equivalents, short-term marketable securities and 50% of consolidated accounts divided by (ii) the outstanding borrowings from the bank. In addition, Sipex is required to maintain a minimum amount of tangible net worth (as defined in the Agreement) as of the last day of each quarter.
     The Agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the Agreement contains negative covenants limiting the Company’s ability to dispose of assets, change its business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0% and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of its obligations under the agreement. As of March 31, 2007, the unused portion of the line of credit was $3,735,000.
     As part of the Agreement, in addition to the $5,000,000 secured revolving line of credit, Sipex can borrow under the term loans from September 28, 2006 to December 31, 2006 in an aggregate amount not to exceed $2,000,000. Interest accrues from the date of each term loan at a fixed rate of 9.25%. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of March 31, 2007, $1,834,000 was outstanding under the term loan, of which $667,000 was the short-term portion and $1,167,000 was the long-term portion. If Sipex is unable to satisfy the financial covenant requirements and is unable to obtain a waiver from the bank, the Company may be required to repay the outstanding borrowing amounts and/or classify such amounts as short-term bank borrowing. For the three months ended March 31, 2007, the interest expense incurred for the loan was approximately $44,000.
     On March 29, 2007, the Company entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future. This agreement creates a promissory note facility that provides that from time to time the Company may issue to Rodfre up to $10.0 million of 9% Unsecured Junior Notes in exchange for cash equal to the principal amounts of each note. The notes have customary events of default, including defaults upon failure to pay interest or principal amounts when due, breach of covenants (with a 15-day grace period), breach of representations and warranties, default on other indebtedness in excess of $1.0 million, or upon insolvency events. The holders of the notes will also have the option of demanding repayment of any outstanding amounts owed pursuant to the notes within 30 days of a change of control of Sipex. As of March 31, 2007, there was no borrowing against the promissory note facility.
Note 11. Accrued Warranty
     The Company’s products are sold with warranties ranging from one to two years depending upon the customers. Reserve requirements are recorded in the period of sale and are based on an assessment of the products sold with warranty and historical warranty costs incurred. The Company also assesses its pre-existing warranty obligations and may adjust the amounts based on actual experience or changes in future expectations.
     Changes in Sipex’s warranty liability for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Beginning accrued warranty	$259	$87
Warranty claims	(16)	(2)
Accruals for the period	99	(35)

Ending accrued warranty	$342	$50

Note 12. Lease Financing Obligation
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
     The Company provided a security deposit of $1.3 million in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under the Company’s $5.0 million revolving line of credit with Silicon Valley Bank. The security deposit is held as security for the faithful performance by Sipex for all of the terms, covenants, and conditions prescribed under the lease agreement. Accordingly, the Company has accounted for this sale and leaseback transaction as a financing transaction shown on the condensed consolidated balance sheet as “lease financing obligation.” With the initial obligation recorded at $12.6 million, which represents net proceeds from the sale of the Hillview facility, no gain or loss was recorded upon the sale. The effective interest rate for the lease financing obligation is 9.3% which approximates the Company’s estimated borrowing rate at that time. Depreciation for the Hillview facility is recorded over the straight-line method for the remaining useful life.
     Future minimum lease payments for the lease financing obligation as of March 31, 2007 are as follows (in thousands):

Fiscal year ending December

2007 (remaining 9 months)	$1,002
2008	1,368
2009	1,408
2010	1,449
2011	11,453

Total minimum lease payments	16,680
Less: amount representing interest	4,379

Present value of minimum lease payments	12,301
Less: current portion of lease financing obligation	205

Long-term lease financing obligation	$12,096

     For the three months ended March 31, 2007, interest expense totaled $286,000 for the lease financing obligation.
Note 13. Convertible Senior Notes
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
     The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. Sipex may pay interest in cash or, solely at its option, in shares of its common stock. However, Sipex may only make interest payments in shares of its common stock if certain conditions in the indenture are met, including, among other things, that a registration statement related to shares issuable under the terms of the 2006 Notes and related warrants as noted below has been declared effective and is available for the resale of any such interest shares, or other exemption from federal securities laws is available for the resale of such interest shares, and that Sipex’s common stock is listed on the Nasdaq Capital Market Exchange, the New York Stock Exchange or another national exchange. In addition, common stock used to pay any such interest will be valued at ninety percent (90%) of the market price of the common stock as of two days prior to the date of payment of such interest.
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
     Upon a change of control or a termination of trading that occurs after such time as Sipex’s common stock has been listed for trading on the Nasdaq Capital Market Exchange, the New York Stock Exchange or other national automated quotation system or securities exchange, the holders of the 2006 Notes may require Sipex to repurchase the 2006 Notes in cash at a price equal to 100% of the principal amount of the 2006 Notes plus accrued and unpaid interest, if any, to, but excluding the applicable repurchase date.
     The 2006 Notes contain certain covenants applicable to Sipex, including a covenant restricting the amount of indebtedness that Sipex can incur that is senior or pari passu with the 2006 Notes to an aggregate principal amount of $7.5 million, unless such restriction is waived by holders of over 66 2/3% of the principal amount of the 2006 Notes then outstanding. In addition, an event of default would occur under the 2006 Notes for a number of reasons, including the Company’s failure to pay when due any principal, interest or late charges on the 2006 Notes, the default and acceleration of indebtedness with the Company’s bank and other lenders in amounts greater than $2.5 million, certain events of bankruptcy and its breach or failure to perform certain representations and obligations under the 2006 Notes. Upon the occurrence of an event of default, the Company’s obligations under the 2006 Notes may become due and payable in accordance with the terms thereof. Further, the holders of the 2006 Notes have imposed dividend restriction on Sipex.
     In conjunction with the issuance of the 2006 Notes, the Company issued warrants to purchase an aggregate of 839,552 shares of its common stock to the accredited investors. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $6.432 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex. On December 21, 2006, Rodfre paid $2.7 million to exercise its warrant for 419,776 of Sipex common stock at $6.432 per share. As of March 31, 2007, the affiliates of Future held 8.6 million shares, or 46% of the Company’s outstanding capital stock.

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
     As Sipex was not current in its SEC filings by August 15, 2006, Sipex incurred additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 and ending on September 21, 2006, the date that the Company’s filings became current. In addition, Sipex’s common stock was not listed on the Nasdaq Capital Market Exchange, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006. Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that its common stock becomes listed for trading on one of the national exchanges. The Company’s common stock was traded on Nasdaq Capital Market Exchange on April 11, 2007.
     As part of the 2006 Note agreements, Sipex also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Sipex has agreed to file with the SEC a registration statement covering the resale of the 2006 Notes, the warrants and the shares of Sipex’s common stock issuable upon conversion of the 2006 Notes and exercise of the warrants no later than August 15, 2006 and to have the registration statement declared effective no later than December 31, 2006. Since Sipex did not file the registration statement by August 15, 2006, Sipex will be required to pay certain “registration delay payments,” up to an annual rate of 1.2%, as calculated in the Registration Rights Agreement, solely with respect to the 2006 Notes.
     The aforementioned additional interest and registration delay payments are collectively referred as the penalties (the “penalties”). The Company incurred such penalties and recorded additional interest expense of $183,000 for the three months ended March 31, 2007.
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
     The estimated fair value of the warrants of $1.6 million is accounted for as a freestanding warrant. The Company also recorded the $1.6 million estimated value of the beneficial conversion feature of the 2006 Notes. The Company applied the guidance from Emerging Issues Task Force, “EITF” Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” in accounting for the 2006 Notes, the accompanying warrants and the value of the beneficial conversion feature. Pursuant to EITF Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’”, the Company combined the obligation to make registration delay payments and other interest penalty payments related to listing of the Company’s stock with the convertible senior notes for accounting purposes. Furthermore, these penalty obligations have been bifurcated from the combined instruments and accounted for as a derivative. The $134,000 derivative liability for the penalties recorded represents the estimated fair value of such obligation as of the date of issuance of the 2006 Notes relating to the penalties to be incurred in the event certain regulatory filings are not made in a timely manner and in the event of non-timely listing of the stock on an exchange. The fair value of the freestanding warrants and the estimated value of the beneficial conversion feature were recorded to increase the additional paid-in capital while the estimated fair value of the penalties was recorded as a derivative liability.
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

     For the three months ended March 31, 2007, Sipex recorded a net interest expense reduction of approximately $115,000, which included $183,000 penalties, primarily due to early than expected listing of Sipex’s common stock on the Nasdaq Capital Market Exchange resulting in a downward revaluation of the estimated future payments of the derivative liability. The estimated total future payment of the derivative liability as of March 31, 2007 was $182,000, in accordance with the FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements.”
     For the three months ended March 31, 2007, the Company recorded interest expense of $612,000 under the effective interest method which included $413,000 for interest at 5.5% and $199,000 for amortization of discounts and debt issuance costs.
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
     The disaggregated sales information reviewed on a product family basis by the CEO is as follows (in thousands):

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Interface	$9,901	$10,651
Power Management	5,386	4,586
Optical Storage	1,551	2,611
Other*	21	6

Total net sales	$16,859	$17,854

*	Includes Legacy and other discontinued products
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
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended
	March 31, 2007	April 1, 2006
United States	$3,467	$3,841
Japan	1,871	2,881
China	2,651	2,867
Singapore	2,827	2,609
United Kingdom	2,856	3,264
South Korea	1,438	222
Taiwan	917	1,111
Rest of the world	832	1,059

Total net sales	$16,859	$17,854

     Major customers who accounted for 10% or more as a percentage of total gross accounts receivable are as follows:

	March 31, 2007	December 30, 2006
Future Electronics Inc., a related party	40%	15%
Jetronic Technology	*	11%

*	Less than 10%
     Major customers who accounted for 10% or more as a percentage of total net sales are as follows:

	March 31, 2007	April 1, 2006
Future Electronics Inc., a related party	48%	48%
Komatsu	*	12%

*	Less than 10%
Note 15. Commitments and Contingencies
Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of March 31, 2007, the minimum purchase commitment with PolarFab was approximately $2.0 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of March 31, 2007, the deposit amount was at $350,000, which is included in the accompanying condensed balance sheet as restricted cash.
     On December 20, 2005, Sipex entered into an agreement to use a fast simulator software tool for improvement of its product development. A commitment of future payments including maintenance support fees totaled $467,000 to be paid over the next three years. The agreement expires on December 19, 2008.
     On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction was related to closing the Company’s wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using the Company’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight (8) of the Company’s processes and related product manufacturing to Silan. Once Sipex confirms to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to the Company’s specifications, Silan shall commence commercial manufacturing for the Company. Subject to the Company’s option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating Sipex to purchase from Silan an average of at least one thousand (1,000) equivalent wafers per week, calculated on a quarterly basis, for two years. As of March 31, 2007, Silan had not conformed to the Company’s specifications relating to the process qualification wafers and product qualification wafers.

     In May 2006, Sipex entered into a private label agreement with BCD Semiconductor Manufacturing Limited (“BCD”). The Company is obligated to purchase parts no less than one-third of the amount of the rolling six-month forecast. As of March 31, 2007, the minimum purchase commitment with BCD was $3,000 for the next six months.
     In June of 2006, Sipex entered into an agreement for verification software tools used for IC design. A commitment of future payments including maintenance support fees totaled $489,000 to be paid over the next three years. The agreement expires in June 2009.
     As of March 31, 2007, Sipex had future wafer purchase commitments totaling approximately $1.3 million with Episil for non-cancelable purchase orders issued. Currently, the Company does not have a minimum purchase agreement with Episil.
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
     DiPietro v. Sipex
     In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex) brought an action against Sipex for his severance benefits. Sipex counterclaimed for approximately $150,000 which was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro under the promissory note). In June 2005, the Middlesex Superior Court granted both Sipex’s Motions for Summary Judgment. As a result, Mr. DiPietro was ordered to pay Sipex $149,486 plus costs and interest which has now appreciated to approximately $227,000 as of March 31, 2007. Interest is added to this amount at twelve (12%) percent per year. Mr. DiPietro filed a notice of appeal on July 19, 2005. In addition, the court has required Mr. DiPietro to post a bond in the amount of $150,000. On December 12, 2006, Sipex appeared before the Appeals Court, for oral arguments. Sipex expects to learn of the Court’s decision within the next three to nine months.
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
Note 16 — Subsequent Events
     The Company’s common stock was approved for listing on the Nasdaq Capital Market Exchange and started to trade on the opening of the market on April 11, 2007 under the symbol “SIPX.”

     On May 7, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Exar Corporation, a Delaware corporation (“Exar”), Side Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Exar (“Merger Sub”), and Sipex. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into Sipex (the “Merger”), with Sipex becoming the surviving corporation and a wholly owned subsidiary of Exar. At the Effective Time (as defined in the Merger Agreement) of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of Sipex (“Sipex Common Stock”) will be converted into the right to receive 0.6679 (the “Exchange Ratio”) of a share of common stock, par value $0.0001 per share, of Exar (“Exar Common Stock”).
     Certain affiliates of Sipex have entered into a voting agreement (the “Sipex Voting Agreement”) with Exar pursuant to which, among other things, they have agreed to vote in favor of the Merger all shares of Sipex Common Stock which they are entitled to vote, unless the Merger Agreement is terminated. Certain affiliates of Exar also have entered into a voting agreement (the “Exar Voting Agreement”) with Sipex pursuant to which, among other things, they have agreed to vote in favor of the issuance of Exar Common Stock as merger consideration for the Merger all shares of Exar Common Stock to which they are entitled to vote, unless the Merger Agreement is terminated. In addition, Exar and Sipex will file a proxy statement/prospectus and other documents concerning the proposed merger transaction with the SEC.
     The transaction has been structured as a stock-for-stock reverse triangular merger whereby a wholly owned subsidiary of Exar will merge with and into Sipex, with Sipex surviving the merger as a wholly-owned subsidiary of Exar. The companies expect the transaction to close by the third calendar quarter of 2007. The transaction is subject to the approval of stockholders from both companies as well as customary closing conditions and regulatory approvals.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot offer any assurance of future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning with Item 1A of Part II in this document, and in our Annual Report on Form 10-K for the year ended December 30, 2006. The terms “Sipex,” “the Company,” “we,” “us,” “its” and “our” as used in this Form 10-Q refer to Sipex Corporation and its subsidiaries and its predecessors as a combined entity, except where the context requires otherwise.
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

     The following discussion should be read together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q.
Significant Developments
     In May 2007, we announced that we entered into a definitive merger agreement with Exar Corporation to combine the two companies. Under the terms of the agreement, which was approved by the boards of directors of both companies, Sipex stockholders will receive 0.6679 of a share of Exar for each share of Sipex. Exar stockholders will own approximately 67.6% and Sipex stockholders will own approximately 32.4% of Exar after completion of the transaction, which assumes conversion to common stock of Sipex’s outstanding convertible senior notes and related warrants. Ralph Schmitt, Sipex chief executive officer, will become the chief executive officer of Exar. Interim chief executive officer and chairman of Exar, Richard L. Leza, will continue as chairman of the board of directors.
     Under the terms of the agreement, the transaction is expected to be tax-free to the stockholders of both companies for U.S. federal income tax purposes. The transaction has been structured as a stock-for-stock reverse triangular merger whereby a wholly owned subsidiary of Exar will merge with and into Sipex, with Sipex surviving the merger as a wholly-owned subsidiary of Exar. The transaction is subject to the approval of stockholders from both companies as well as customary closing conditions and regulatory approvals. The companies expect the transaction to close by the third calendar quarter of 2007.
     In April 2007, we announced that we had received notification that our common stock was approved for listing on the Nasdaq Capital Market Exchange. Sipex common stock began trading under the symbol “SIPX” upon the opening of the market on April 11, 2007.
     In February 2007, we announced that we filed an amendment to our certificate of incorporation to affect a previously approved reverse stock split on a one for two (1:2) basis. The reverse stock split took effect on Friday, February 23, 2007. As a result of the reverse stock split, each two shares of our currently issued and outstanding common stock as of the close of business on February 23, 2007 were automatically converted into and reconstituted as one share of new common stock. The number of shares of Sipex’s common stock issued and outstanding after this reverse split was therefore reduced from approximately 37,107,586 shares to approximately 18,553,793 shares post reverse stock split, as of the end of business on February 23, 2007. The number of shares of common stock issuable upon exercise of our outstanding options and warrants, or upon conversion of our outstanding senior secured convertible promissory notes was also reduced proportionately. No fractional shares were issued in connection with the reverse stock split. Any fractional shares that resulted from the reverse stock split of outstanding shares were exchanged for cash at a value of $4.613 per share, the average of the closing prices of our common stock, for the ten trading days ended February 15, 2007. We executed the reverse split to meet the Nasdaq Capital Market Exchange minimum $5 per share listing requirement.
     In December 2006, we announced a workforce reduction plan that was implemented in response to our transitioning to a fabless semiconductor company, de-emphasizing optical products, reducing dependency on commodity products and with the goal of improving our cost structure. As a result, we recorded total restructuring costs of $1.1 million related to employee severance compensation, including $0.1 million for vesting acceleration of stock options in lieu of a severance payment for a senior executive officer. Of the $1.1 million, $0.1 million was paid during December 2006 and approximately $0.4 million was paid during the first quarter of 2007. Our current business plans focus our product development and marketing programs toward a greater emphasis on our power management and interface products as we believe these products align greater development synergies and provide greater opportunities for growth and profitability in contrast to other areas such as our optical products.
Business Overview
     We design, manufacture and market, high performance, analog ICs that are used primarily by OEMs, operating in the computing, consumer, communications and networking infrastructure markets. Some of the end product applications that contain our ICs are cellular phones, base stations, computers, DVD players and digital cameras. Our products fall into three major product families: power management, interface and optical storage.

     We focus on several key areas to drive operating and financial performance, including product mix, new product introductions, cost reductions, manufacturing yield improvements and productivity. All of these key areas are interrelated and important in achieving improved gross margins.
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
     New product introductions represent a key driver of opportunities to improve our product margins. New products are typically proprietary in nature and therefore command a stronger market position and we typically have higher product margins. In the first quarter of 2007, we introduced 10 new products, 4 of which were proprietary in nature. We continuously strive to improve our product mix toward higher margin products by eliminating older legacy products and by focusing on increasing sales of our newer products introduced in our three core product families.

Results of Operations
     For the periods indicated, the following table sets forth the percentages of net sales represented by the respective line items in our consolidated statements of operations for the three months ended March 31, 2007 and the comparable period of the prior year.

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.00%
Cost of sales	73.7	101.1

Gross profit	26.3	(1.1)
Operating expenses:
Research and development	21.8	30.8
Marketing and selling	19.5	20.5
General and administrative	17.6	22.5
Restructuring and other	0.4	1.7

Total operating expenses	59.3	75.5

Loss from operations	(33.0)	(76.6)
Other income (expense), net	(4.2)	(0.5)

Loss before income taxes	(37.2)%	(77.1)%

     Net Sales. The table in Note 14 to our condensed consolidated financial statements shows details of our net sales by product family and geographic location for the first quarter of 2007 and the comparable period of 2006.
     Net sales decreased by 5.6% to $16.9 million for the quarter ended March 31, 2007, as compared to $17.9 million for the quarter ended April 1, 2006. The decrease in net sales was primarily due to a $1.1 million decrease in net sales for the optical storage product family and a $0.8 million decrease in net sales for the interface product family, partially offset by a $0.8 million increase in net sales for the power management product family. The decline in net sales of our optical product family was driven by a reduction in unit volume shipments as certain product programs approached the end of their product life cycles. The decrease in net sales for the interface product family was driven by a decrease in unit volume shipments as well as a decline in average selling prices for this product family. The decline in average selling prices was driven by pricing pressures in the commodity related interface products, while the unit volume decline was driven by declines in demand across the general analog market. The net sales increase in our power management product family was driven by unit volume increases of our proprietary power products, somewhat offset by declines in average selling prices.
     Geographically during the first quarter of 2007, international net sales were $13.4 million, or 79% of total net sales, as compared to $14.0 million, or 78%, in the first quarter of 2006. In the first quarter of 2007, sales in Japan declined by $1.0 million or 35%. This decline was principally driven by a decline in revenues for the optical storage product family. In Asia, other than Japan, net sales increased by $1.0 million, or 15%, related to the growth in the power management product family, principally in South Korea. Net sales in Europe and the rest of the world decreased by $0.6 million, or 15%, from the comparable period in 2006. Domestic net sales decreased by $0.4 million, or 10%, from the comparable period in 2006.
     Gross Profit (Loss). Gross profit increased to $4.4 million in the first quarter of 2007, or 26.3% of net sales, as compared to a gross loss of $(0.2) million, or (1.1)%, in the first quarter of 2006. The increase was primarily attributable to recording $4.5 million of increased depreciation during the first quarter of 2006 related to the Milpitas, California facility after the determination in November 2005 that the facility had a shorter economic useful life to Sipex. In addition, the increase in gross profit was principally attributable to: 1) a $0.5 million increase in our standard gross profit due to our shift to a lower cost fabless manufacturing model, and 2) a $0.8 million reduction in unfavorable manufacturing overhead spending variances. These increases in gross profit were partially offset by approximately $1.0 million of unfavorable manufacturing yield and price variances and an approximately $0.4 million reduction in shipment of inventory that was previously written-down to zero net book value and other inventory write-down.
     Research and Development. Research and development expenses in the first quarter of 2007 were $3.7 million compared to $5.5 million in the first quarter of 2006. The $1.8 million decline was primarily due to recording $1.1 of depreciation expense in the first quarter of 2006 related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex. In addition, the reduction was driven by approximately $0.6 million decrease in spending for prototype wafers, product development costs and outside design services and a $0.1 million reduction in stock-based compensation expenses. As a percentage of net sales, research and development expenses were 21.8% in the first quarter of 2007 and 30.8% in the comparable period of the prior year. This percentage reduction was due to the reductions in spending noted above.
     Marketing and Selling. Marketing and selling expenses were $3.3 million in the first quarter of 2007 compared to $3.7 million in the first quarter of 2006. The $0.4 million decline was primarily due to recording $0.3 million of depreciation expense in the first quarter of 2006 related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex. In addition, the reduction was driven by approximately $150,000 of lower sales commissions, travel and other selling costs, offset by approximately $50,000 of additional sales office rent and foreign office set-up legal fees. Marketing and selling expenses were 19.5% of net sales in the first quarter of 2007 and 20.5% of net sales in the comparable period of the prior year. This percentage reduction was due to the reductions in spending noted above.
     General and Administrative. General and administrative expenses were $3.0 million in the first quarter of 2007 compared to $4.0 million in the first quarter of 2006. The $1.0 million decline was primarily due to recording $0.7 million of depreciation expense in the first quarter of 2006 related to the Milpitas, California facility after determination that the facility had a shorter economic useful life to Sipex. In addition, the reduction was driven by approximately $191,000 of lower facility costs, approximately $65,000 of lower legal expenses, approximately $63,000 of lower insurance costs, and approximately $28,000 of lower salaries, other compensation and fringe benefit spending. General and administrative expenses were 17.6% of net sales in the first quarter of 2007 and 22.5% of net sales in the comparable period of the prior year. This percentage reduction was due to the reductions in spending noted above.
     Restructuring and other. During the quarter ended March 31, 2007, we incurred additional restructuring and other costs of approximately $63,000, primarily representing facility costs related to the unused fabrication portion of our headquarters facility in Milpitas, California, due to the transfer of wafer fabrication to Silan.
     Other Income (Expense), Net. Other income (expense), net was $(0.7) million of net other expense in the first quarter of 2007 compared to $(0.1) million of net other expense in the first quarter of 2006. The increase in net other expense was primarily attributable to $0.8 million of interest expense, $0.5 million of which related to the convertible senior notes issued in May 2006 and $0.3 million of which related to the lease financing obligation executed in March 2006. The interest expense was partially offset by $0.1 million of interest income attributable to our interest bearing cash equivalents and short-term investments from the proceeds of the convertible senior notes.
     Income Tax Expense. Our income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations. In the first quarter of 2007, we recorded an income tax provision of $17,000, compared to a provision of $32,000 in the first quarter of 2006. Notwithstanding our net operating losses, we did not record a tax benefit as we believed that it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would not be utilized in the future.
Financial Condition, Liquidity and Capital Resources
     As of March 31, 2007, we had cash, cash equivalents and short-term investments, of $8.5 million as compared to $15.4 million at December 30, 2006. The decrease of $6.9 million was principally due to our net cash outflows from operations of $6.8 million as well as our cash payments for capital expenditures of $0.9 million. These outflows were partially offset by net cash inflows from financing activities of $0.8 million which consisted principally of proceeds from issuance of common stock under our employee stock option plans.
Operating Activities
     Net cash used in operating activities of $6.8 million in the first quarter of 2007 resulted primarily from a $6.3 million net loss and the unfavorable impact of a $2.3 million net change in assets and liabilities, partially offset by $1.9 million of non-cash adjustments to net loss. The changes in assets and liabilities primarily included a reduction in accounts payable and the restructuring accrual of $2.0 million and $0.5 million, respectively, along with an increase in inventory of $0.2 million, an increase in accounts receivable of $0.4 million, partially offset by a increase in accrued expenses of $0.4 million, and a reduction in prepaid expenses and other current assets of

$0.4 million, respectively. Non-cash adjustments primarily comprised stock-based compensation expense of $0.9 million, $0.5 million of depreciation and amortization expense, a $0.3 million provision for uncollectible receivables and sales returns and allowances, and $0.2 million for amortization of the discount and issuance costs on the convertible notes.
     Accounts receivable, net of allowances, was $7.3 million and $7.2 million as of March 31, 2007 and December 30, 2006, respectively. The allowances for accounts receivable increased to $1.0 million at the end of the first quarter of 2007, up from $0.9 million at the end of 2006. The increase in allowances was primarily due to receivables allowances for pricing adjustments and product return provisions for distributors.
     In 2005, we began the transfer of our manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the planned closure of our Milpitas, California wafer fabrication facility in 2006. The transfer has been a complicated and time-consuming process that has been met with significant unforeseen complications that delayed the integration transfer and required additional allocation of our resources. We incurred approximately $0.4 million of manufacturing process transfer and qualification costs, as reflected in cost of sales, in both the first quarters of 2007 and 2006. We anticipate that we will continue to incur similar costs in the future until the processes are fully transferred and in full production volumes. We cannot guarantee that additional unforeseen integration issues will not arise in the future related to the integration that could cause additional delays which could materially adversely affect our ability to timely produce our products.
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
Investing Activities
     Net cash provided investing activities in the first quarter of 2007 was $1.1 million, as compared to net cash used in investing activities of $0.1 million in the first quarter of 2006. The net cash provided in the first quarter of 2007 consisting of $2.4 million of proceeds from maturities of short-term securities, was partially offset by $0.9 million of capital expenditures and $0.4 million of purchases of short-term investment securities.
Financing Activities
     Net cash provided by financing activities in the first quarter of 2007 was $0.8 million, resulting primarily from $1.0 million of proceeds from the issuance of common stock under employee stock option plans, offset by $0.2 million of repayments of long-term borrowings.
     On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, August 1, 2006 and September 28, 2006. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate, decided by us, either equal to Silicon Valley Bank’s prime rate or LIBOR rate (depending upon the interest period of one, two or three months selected by us) plus 2.75%. In addition to the $5,000,000 secured revolving line of credit, we can borrow under term loans in an aggregate amount not to exceed $2,000,000. Each term loan shall be in an amount not less than $500,000. The number of term loans shall not exceed two (2). Interest accrues from the date of each term loan at a rate of 9.25%. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of March 31, 2007, the unused portion of our line of credit was $3,735,000, and $1,834,000 was outstanding under the term loan.
     The agreement with Silicon Valley Bank has been extended to September 29, 2007 at which time all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized. The agreement requires us to comply with a minimum liquidity ratio of 2.50:1.00 at each fiscal quarter end. It also requires us to retain a minimum tangible net worth as of the last day of each fiscal quarter. The liquidity ratio is calculated as the sum of (i) Sipex’s unrestricted cash and cash equivalents, short-term marketable securities and 50% of consolidated Accounts divided by (ii) the Obligations as defined in the agreement. Sipex must maintain, as of the last day of each fiscal quarter set forth below, a tangible net worth of at least the amount set forth below for each fiscal quarter ending date:

Fiscal Quarter Ending	Minimum Tangible Net Worth (Deficit)
September 30, 2006	$600,000
December 30, 2006	($5,500,000)
March 31, 2007	($10,000,000)
June 30, 2007	($13,000,000)
Each fiscal quarter thereafter	($13,000,000) plus 50% of any positive net income (with no adjustment for losses) and 50% of any new equity raised
     For purposes of this calculation, up to $5,000,000 in an aggregate amount of non-cash charges relating to inventory write-downs and/or restructuring charges may be added to tangible net worth. The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0% and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement. As of March 31, 2007, total borrowing with Silicon Valley Bank was $1.8 million, of which $0.6 million was the short-term portion and $1.2 million was the long-term portion. If we are unable to satisfy the financial covenant requirements and to obtain a waiver from the bank, we may be required to repay the outstanding borrowing amounts and/or classify such amounts as short-term bank borrowing.
     On March 29, 2007, we entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future, our largest distributor worldwide and an affiliate of our largest stockholder (Alonim Investment Inc.), to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to our Loan and Security Agreement with Silicon Valley Bank and to our 5.5% Redeemable Convertible Senior Notes due 2026. No borrowing was made under the promissory note facility in the first quarter of 2007.
     Our net loss for the quarter ended March 31, 2007 and the years ended December 30, 2006 and December 31, 2005 was $6.3 million, $41.2 million and $38.1 million, respectively. Our net cash used in operating activities for the quarter ended March 31, 2007 and the years ended December 30, 2006 and December 31, 2005 were $6.8 million, $27.9 million and $17.4 million, respectively. We had $8.5 million of cash, cash equivalents and short-term investments as of March 31, 2007 and certain borrowing arrangements as noted herein. As more fully described under Significant Developments and Business Overview sections above, we have undertaken a number of initiatives over the past 18 months to reduce our operating and capital expenditures and reduce our operating cash requirements to be more in line with our revenues. These initiatives have included our transition to an outsourced or “fabless” manufacturing model and the workforce reduction plan implemented in the fourth quarter of 2006.
     Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments together with available borrowings under our bank line of credit and unsecured promissory note facility will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. In addition, if desirable or necessary, we may seek to raise additional capital through the sale of debt or equity. We cannot assure, however, that future borrowings and capital resources will be available on favorable terms or at all. In addition, pursuant to the terms of our merger agreement with Exar, we would need Exar’s consent to issue debt or equity securities or to incur indebtedness for borrowed money. Our cash flows are highly dependent on demand for our products, timing of orders and shipments with key customers and our ability to manage our working capital, especially inventory and accounts receivable, as well as controlling our production and operating costs in line with our revenue.
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

     We believe that the following accounting policies are “critical” as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 30, 2006.
     We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:
1.	revenue recognition;

2.	valuation of receivables and inventories;

3.	restructuring and fixed asset impairment; and

4.	income taxes.
     There have been no significant changes to these policies from the disclosures noted in our Annual Report on Form 10-K for the year ended December 30, 2006 except the adoption of FIN 48 “Accounting for Uncertainty in Income Taxes” (See Note 7).
Recent Accounting Pronouncements
     Please refer to Note 2 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.
Contractual Obligations and Commitments
     Our contractual obligations and commitments at December 30, 2006 totaled $77.9 million. Our contractual obligations and commitments at March 31, 2007 are as follows (in thousands):

		Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Convertible senior notes payable (1):
Principal	$30,000	$—	$—	$—	$30,000
Interest	33,182	1,832	3,300	3,300	24,750
Long-term lease financing obligation (2)	5,470	1,339	2,796	1,335	—
Restructuring liability (3)	628	628	—	—	—
Operating leases (4)	1,497	663	551	283	—
Purchase commitment - PolarFab	1,996	1,996	—	—	—
Purchase commitment - Episil Technology	1,275	1,275	—	—	—
Purchase commitment - Cadence Design	760	682	78	—	—
Purchase commitment - Mentor Graphics	384	166	218	—	—
Other (5)	571	565	6	—	—

Total	$75,763	$9,146	$6,949	$4,919	$54,750

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $320,000 at March 31, 2007 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	$30.0 million Convertible Senior Notes issued on May 18, 2006 due May 18, 2026 with 5.5% interest payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2006.

(2)	Lease payments (excluding $11.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term) due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement signed with Mission West Properties L.P. on March 9, 2006.

(3)	Represents estimated lease payments with related costs for the unused and subleased portions of our Billerica, Massachusetts facility.

(4)	Includes lease payments related to the used portion of our facility at our Billerica, Massachusetts facility.

(5)	Includes licensing, R&D contract and testing services with various vendors.
Off-Balance Sheet Arrangement
     As of March 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the SEC’s Regulation S-K except for the $1,265,000 security deposit in the form of irrevocable standby letter of credit issued to Mission West Properties, L.P. as described under “Interest Rate Risk.”
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
     We had short-term investment securities of $399,000 as of March 31, 2007. Our short-term investments consisted of highly liquid investments with original maturities at the date of purchase of 91 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10% from levels at March 31, 2007, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

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
     On May 16, 2006 we placed $30.0 million of 5.5% Redeemable Convertible Senior Notes due 2026. The notes provide for a fixed interest rate of 5.5%, which has been increased to, and currently fixed at 8.2% as a result of our failure to meet certain conditions. A hypothetical 10% increase in interest rates will not have a material effect on our financials. A more detailed description of the terms of the 2006 Notes is provided in Note 13 to our condensed financial statements included in this 10-Q filing, and in our Form 8-K filed with the SEC on May 22, 2006.
     We have a Loan and Security Agreement with Silicon Valley Bank which provides us with a line of credit up to $5.0 million and charges interest at the bank’s prime rate or LIBOR rate. However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses. As part of the agreement, in addition to the $5.0 million secured revolving line of credit, Sipex borrowed $2.0 million under a separate term loan during December 2006, of which $167,000 was paid in the first quarter of 2007. Interest accrues at a fixed rate of 9.25% per annum.
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
Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, British pound, Japanese yen, Canadian dollar and South Korean won. Currently, we have no plans to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended March 31, 2007 and April 1, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures for Quarter Ended March 31, 2007
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our disclosure controls and procedures as defined in Rule 3a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended December 30, 2006 that have not been remediated. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q. Notwithstanding management’s assessment that our disclosure controls and procedures as of March 31, 2007 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.
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
     During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there were no changes in our internal control over financial reporting during the first quarter of 2007, our management is dedicated to improving our internal controls over financial reporting and intends to continue to monitor and upgrade our internal controls as necessary or appropriate for our business.
Inherent Limitation on the Effectiveness of Internal Controls
     The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the risk of exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate the risk of misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information included in Note 15 of Notes to condensed consolidated financial statements under the caption “Legal Proceedings” in Item 1 is incorporated herein by reference.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 30, 2006 except the following:
If the proposed merger with Exar does not occur, we could be materially adversely affected.
     The completion of the proposed merger with Exar is subject to the satisfaction of closing conditions set forth in the merger agreement, including approval by the affirmative vote of a majority of the outstanding shares of our common stock and Exar’s common stock and the receipt of certain regulatory approvals. The proposed merger has resulted, and will continue to result, in significant costs and expenses for us, including costs for legal and financial advisory services, and our cash position may consequently continue to decline during the pendency of the merger. In addition, the proposed merger may have negative effects on our relationships with our employees or customers and on the operation of our business, and if the proposed merger does not close, we may not be able to reverse any such negative effects and may otherwise be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held a Special Meeting of Stockholders on January 30, 2007 for which the record date was December 14, 2006. The number of shares issued, outstanding and eligible to vote as of the record date was 35,785,885 for the Special Meeting of Stockholders. The reverse stock split was not effective until February 23, 2007. Thus, the following voting results reflect pre-reverse stock split security holder figures.
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
Date: May 15, 2007

SIPEX CORPORATION

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