Form 10-K/A
period 2006-12-30
SIPEX CORP
filed 2007-06-22
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

The number of shares of the registrant’s common stock outstanding on June 18, 2007 was 18,899,680 shares.

		Page

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 8.	Financial Statements and Supplementary Data	18

PART III
Item 11.	Executive Compensation	56

PART IV
Signatures		70
Exhibit Index		71
EXHIBIT 23.1
EXHIBIT 31.5
EXHIBIT 31.6
EXHIBIT 32.5
EXHIBIT 32.6

EXPLANATORY NOTE

We are filing this Amendment (“Amendment No. 2”) to our Form 10-K for the year ended December 30, 2006, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “Original Filing”) and as previously amended by the Form 10-K/A (“Amendment No. 1”) filed with the SEC on April 19, 2007 (the Original Filing, as so amended, the “2006 Form 10-K”) to amend the following:

•	To remove the reference to the appraisals and independent appraisal firms in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statement and Supplementary Data as we did not intend to expertise the appraisal firms that assisted us and we are fully responsible for the determination of fair value of assets in the impairment analyses. No other changes have been made to the 2006 Form 10-K.

•	To correct the inadvertent omission of the “Grant Date Fair Value of Stock and Option Awards” column in the “Grants of Plan-Based Awards in 2006” table in Item 11. Executive Compensation. No other changes have been made to Amendment No. 1 of the 2006 Form 10-K.

As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 2.

Except as otherwise expressly stated for the items amended in this Amendment No. 2, this Amendment No. 2 continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Filing and Amendment No. 1 and our other filings made with the SEC subsequent to the date of the Original Filing.

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

In the second quarter of 2005, we tested our wafer fabrication asset grouping, for which cash flows from the wafer fabrication operations provide the lowest level of cash flows that are largely independent of the cash flows of our other assets and liabilities, for recoverability in accordance with SFAS No. 144 given that we believed that there was a significant decline in the market price of the asset grouping. An impairment loss of $9.4 million was recognized, representing the difference between the carrying value and the fair value of the wafer fabrication asset grouping.

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

In September 2005, we tested our Milpitas corporate headquarters facility given that we believed that there was a significant decline in the market price of the facility and determined that the carrying amount might not be recoverable. Our headquarters facility housed the wafer fabrication operations as well as the sales and marketing department, the research and development department and the corporate administration functions. Our Milpitas corporate headquarters facility does not have identifiable cash flows that are largely independent of our cash flows of other assets and liabilities. Accordingly, our Milpitas corporate headquarters facility, which includes all assets located at the Milpitas facility except for the wafer fabrication asset grouping, is included in the asset grouping which includes all of our assets and liabilities. No impairment loss was recognized given the carrying value of all of our assets and liabilities was less than the fair value, determined based on the quoted market value of Sipex.

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

In the second quarter of 2005, Sipex recognized a $9.4 million impairment charge for its long-lived assets. Based on changes in the planned use for its wafer fabrication assets and as we believed that there was a significant decline in the market price of the asset grouping, we performed an impairment evaluation in accordance with SFAS No. 144. Sipex determined that the appropriate grouping for this impairment evaluation was the wafer fabrication assets taken together and the associated cash flows for these assets. These assets were evaluated on a held-for-use basis as we were required to operate our wafer fabrication facility until new wafer fabrication partner processes were qualified. As the carrying value exceeded the undiscounted cash flows of the wafer fabrication assets for the period of planned use by us, an impairment charge was recorded for the difference between the carrying value and the fair value of the wafer fabrication assets. While we subsequently agreed to sell a substantial portion of its wafer fabrication machinery and equipment to Silan by the end of the third quarter of 2006, the wafer fabrication assets remain in use and Sipex will continue to record depreciation expense based on the estimated remaining useful life at the time of impairment.

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

Contractual Obligations

Our contractual obligations as of December 30, 2006 were as follows (in thousands):

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Convertible note payable(1):
Principal	$30,000	$—	$—	$—	$30,000
Interest	32,654	2,129	3,300	3,300	23,925
Long-term lease financing obligation(2)	5,797	1,329	2,776	1,692	—
Restructuring liability(3)	771	617	154	—	—
Operating leases(4)	1,642	676	627	315	24
Purchase commitment — Polar Fab	3,653	3,653	—	—	—
Purchase commitment — Cadence Design	974	857	117	—	—
Verification software tools — Mentor Graphics	419	157	262	—	—
Other(5)	2,022	1,964	58	—	—

Total contractual obligations	$77,932	$11,382	$7,294	$5,307	$53,949

(1)	$30.0 million Convertible Senior Notes issued on March 18, 2006 due May 18, 2026 with 5.5% interest payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2006.

(2)	Lease payments (excluding $11.2 million estimated final obligation settlement with the lessor by returning the Hillview facility due on our Hillview facility in Milpitas, California) under a 5-year Standard Form Lease agreement that we signed with Mission West Properties L.P. on March 9, 2006.

(3)	Represents estimated lease payments with related costs for the unused portion of our Billerica, Massachusetts facility.

(4)	Includes lease payments related to the used portion of our facility at our Billerica, Massachusetts facility.

(5)	Includes wafer and part purchases as well as other services with various vendors including Episil and BCD Semiconductor Manufacture Limited.

Effect of Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for the discussion on effect of recent accounting pronouncements.

Item 8.	Financial Statements and Supplementary Data:

Sipex’s consolidated financial statements and related Report of Independent Registered Public Accounting Firm are presented in the following pages.

Page

Report of Independent Registered Public Accounting Firm	19
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	20
Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	21
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 30, 2006, December 31, 2005, January 1, 2005	22
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31 2005, January 1, 2005	23
Notes to consolidated financial statements	24

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment

In the second quarter of 2005, Sipex tested its wafer fabrication asset grouping, for which cash flows from the wafer fabrication operations provide the lowest level of cash flows that are largely independent of the cash flows of other assets and liabilities of the Company, for recoverability in accordance with SFAS No. 144 given that management believed that there was a significant decline in the market price of the asset grouping. An impairment loss of $9.4 million was recognized, representing the difference between the carrying value and the fair value of the wafer fabrication asset grouping.

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2005, the Company tested its Milpitas corporate headquarters facility given that management believed that there was a significant decline in the market price of the facility and determined that the carrying amount might not be recoverable. The headquarters facility housed the wafer fabrication operations as well as the sales and marketing department, the research and development department and the corporate administration functions. The Milpitas corporate headquarters facility does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities of the Company. Accordingly, the Milpitas corporate headquarters facility, which includes all assets located at the Milpitas facility except for the wafer fabrication asset grouping, is included in the asset grouping which includes all assets and liabilities of the Company. No impairment loss was recognized given the carrying value of all assets and liabilities of the Company was less than the fair value, determined based on the quoted market value of the Company.

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

Note 6.	Accrued Expenses

Accrued expenses are as follows (in thousands):

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005

Accrued compensation and benefits	$2,815	$2,959
Accrued provision for purchase commitment on excess inventories	1,417	—
Accrued interest and related derivative liaility	679	8
Accrued audit fees	574	2,607
Accrued commissions	444	309
Accrued income taxes	340	248
Accrued warranty	259	87
Accrued legal fees	251	365
Accrued royalties	19	185
Other	387	514

	$7,185	$7,282

Note 7.	Borrowing Arrangements

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SIPEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

However, in 2005, the CEO recommended and the Compensation Committee approved that a 2nd Half 2005 Executive Bonus Program be established. Under this plan, no profitability component was established in order to allow Sipex to provide a reward to our executives in recognition of their efforts in restructuring and turning around our company. The objectives, and related weightings, established for the second half of 2005 were:

•	Revenue improvement each quarter (10%)

•	Spending — less than $19 million (10%)

•	Fab transition deliverables (20%)

•	Complete financial restatement (20%)

•	Secure cash alternative (15%)

•	New company strategy documented and established (5%)

•	Inventory reduction per the Annual Plan (5%)

•	Introduction of new products per the Annual Plan (5%)

•	Quality metrics per the Annual Plan (5%)

•	Information technology deliverables per the Annual Plan (5%)

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

     Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed its analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in Sipex’s 2007 Annual Report on Form 10-K, as amended and the proxy statement for Sipex’s 2007 annual meeting of stockholders. This report is approved by the following independent directors, who comprise the committee:

Mr. Brian Hilton (Chairman)
Mr. Tom Redfern

     Executive Compensation

     Summary Compensation Table

The following table sets forth information concerning the compensation of our chief executive officer, chief financial officer and three most highly paid executive officers who served in such capacities during the fiscal year ended December 30, 2006, our named executive officers:

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

		Payments
		relating to
	Other	Employee
Name of Executive	Benefits[1]	Savings Plan[2]	Total

Ray Wallin	$—	$909	$909
Chief Financial Officer
Ed Lam	$—	$6,071	$6,071
Sr. VP, Marketing & Business Development
Lee Cleveland	$—	$2,466	$2,466
Sr. VP, Engineering
Richard Hawron	$40,187	$5,770	$45,957
VP, World Wide Sales

1	This amount represents housing allowance provided to Mr. Hawron. No other supplemental executive perquisites are offered to our executives.

2	This column reports company matching contributions to the named executive’s 401(k) savings account of 1.5% of pay up to the limitations imposed under IRS rules.

Grants of Plan-Based Awards in 2006

The following table provides information about equity and non-equity awards granted to the named executives in 2006:

All Other
								All Other	Option		Grant Date
								Stock	Awards:	Exercise	Fair
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Number of	or Base	Value of
		Under Non-Equity			Under Equity			Number of	Securities	Price of	Stock
		Incentive Plan Awards			Incentive Plan Awards			Shares of	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(#)	($/Sh)	($)[1]

Ralph Schmitt	None	—	—	—	—	—	—	—	—	—	—
President & CEO
Ray Wallin	1/17/2006	—	—	—	—	—	—	—	62,500	$4.15	201,450
Chief Financial Officer	12/4/2006	—	—	—	—	—	—	—	25,000	$8.50	158,135
Ed Lam	12/4/2006	—	—	—	—	—	—	—	25,000	$8.50	158,135
Sr. VP, Marketing & Business Development
Lee Cleveland	12/4/2006	—	—	—	—	—	—	—	25,000	$8.50	158,135
Sr. VP, Engineering
Richard Hawron	N/A	—	—	—	—	—	—	—	—	—	—
VP, World Wide Sales

1	The value of a stock option award is based on the fair value as of the grant date of such award determined pursuant to FAS 123R. The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of Sipex common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following this exercise do not include the option exercise price.

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

The following table shows compensation information for Sipex’s current and former non-employee directors for fiscal 2006:

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash[1] ($)	Awards[2] ($)	Awards[3] ($)	Compensation[2] ($)	Earnings[2]	Compensation[4] ($)	Total

Joe Consoli	$35,500	—	$42,961	—	—	—	$78,461
Brian Hilton	$32,500	—	$27,888	—	—	—	$60,388
John D. Arnold	$35,000	—	$41,738	—	—	—	$76,738
Thomas Redfern	$29,000	—	$38,494	—	—	—	$67,494
Lionel Olmer	$29,500	—	$56,863	—	—	—	$86,363
Douglas McBurnie	$28,000	—	$108,565	—	—	—	$136,565
Alan Krock	$14,000	—	$11,736	—	—	—	$25,736
Pierre Guilbault	$14,000	—	$11,736	—	—	—	$25,736
Dan Casey	$14,000	—	$11,736	—	—	—	$25,736

1	This column reports the amount of cash compensation earned in 2006 for board and committee service.

2	No stock awards or Non-Equity Incentive Plan compensation were made in 2006. Sipex does not provide any retirement or other benefits/perquisites to its non-employee board members (other than direct business expense reimbursement).

3	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options previously granted to the directors. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R.

4	No other compensation was provided.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 22, 2007.

SIPEX CORPORATION

By:
/s/  Ralph Schmitt
Ralph Schmitt
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Sipex Corporation dated March 20, 2007 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
3.2		Bylaws (incorporated herein by reference from the Company’s Registration Statement on Form 8-A file with the Securities and Exchange Commission on October 28, 2003).
3.3		Certificate of Amendment of Bylaws of Sipex Corporation (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006 and incorporated herein by reference).
4.2		Form of Indemnification Agreement for directors and officers (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).
4.4		Indenture dated May 16, 2006 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2006, and incorporated herein by reference).
10	.1**	1996 Incentive Stock Option Plan (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-1328, and incorporated herein by reference).
10	.2**	1996 Employee Stock Purchase Plan, as amended (previously filed as Appendix A to the Company’s Definitive Notice and Proxy Statement on April 29, 2004, and incorporated herein by reference).
10	.3**	1997 Incentive Stock Option Plan (previously filed as Appendix A to the Company’s definitive Proxy Statement for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held May 30, 1997, and incorporated herein by reference).
10	.4**	Sipex Corporation 1999 Stock Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, No. 1000-27897, and incorporated herein by reference).
10	.5**	2000 Non-Qualified Stock Option Plan (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10	.6**	2006 Equity Incentive Plan (previously filed as Appendix C to the Company’s Definitive Notice and Proxy Statement on October 24, 2006, and incorporated herein by reference).
10.7		Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.8		Amendment dated October 1, 2002 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.9		Addendum “A” dated February 7, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Incorporated (previously filed as an Exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10	.10*	Amendment dated August 26, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.11		Amendment dated September 15, 2003 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).

Exhibit
Number		Description

10.12		Amendment dated April 25, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended July 1, 2006, and incorporated herein by reference).
10.13		Amendment dated September 27, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006, and incorporated herein by reference).
10.14		Amendment dated November 1, 2006 to Worldwide Authorized Distributor Market Price Agreement dated July 22, 1993, by and between the Company and Future Electronics Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2006, and incorporated herein by reference).
10	.15**	Letter agreement as of 6/7/05 concerning the terms of the newly appointed Chief Executive Officer Ralph Schmitt (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on June 30, 2005, and incorporated herein by reference).
10.16		Loan and Security Agreement as of 7/21/05, with Silicon Valley Bank (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on 7/25/05, and incorporated herein by reference).
10	.17**	Bonus plan as of August 29, 2005, for an executive bonus plan for the remainder of 2005 for certain of its officers (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 2, 2005, and incorporated herein by reference).
10	.18**	Separation Agreement and General Release as of 9/2/05 with Joseph T. Rauschmayer, Senior Vice President of Operations (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2005, and incorporated herein by reference).
10	.19**	Separation Agreement and General Release as of April 26, 2005 with Kevin Plouse (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2005, and incorporated herein by reference).
10	.20**	Letter agreement as of September 12, 2005 with Mr. Edward Lam joining Sipex as the new Senior Vice President of Marketing and Business Development (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 23, 2005, and incorporated herein by reference).
10	.21**	Letter agreement as of October 7, 2005 with Joel Camarda joining Sipex as Senior Vice President of Operations (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).
10.22		Amendment No. 1 dated October 7, 2005, to the Loan and Security Agreement with Silicon Valley Bank, dated July 21, 2005 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2005, and incorporated herein by reference).
10.23		Amendment No. 2 dated November 12, 2005 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 11/16/05, and incorporated herein by reference).
10.24		Amendment No. 3 dated January 19, 2006 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on 1/25/06, and incorporated herein by reference).
10.25		Amendment No. 4 dated May 18, 2006 to the Loan and Security Agreement with Silicon Valley Bank, dated July 12, 2005, (previously filed as Exhibit 10.4 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.26		Amendment No. 5 dated August 1, 2006 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed 8/7/06, and incorporated herein by reference).
10.27		Amendment No. 6 dated September 28, 2006 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank, dated July 12, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed 10/4/06, and incorporated herein by reference).

Exhibit
Number		Description

10	.28*	Master Agreement between Sipex, Hangzhou Silan Microelectronics Co. Ltd. and Hangzhou Silan Integrated Circuit Co., Ltd., dated as of February 27, 2006 (previously filed as Exhibit 10.1 to the Company Current Report on Form 8-K/A filed on July 26, 2006, and incorporated herein by reference).
10.29		Agreement for Purchase and Sale of Real Property dated March 9, 2006, by and between Sipex Corporation and Mission West Properties, L.P. (previously filed as Exhibit 10.1 to the Company Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).
10.30		Standard Form Lease for 233 Hillview dated March 9, 2006, by and between Sipex Corporation and Mission West Properties, L.P. (previously filed as Exhibit 10.2 to the Company Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference).
10.31		Securities Purchase Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.32		Amendment No. 1 dated May 24, 2006 to Securities Purchase Agreement, dated as of May 16, 2006 by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006, and incorporated herein by reference).
10.33		Registration Rights Agreement, dated as of May 16, 2006, by and among Sipex and the Buyers listed on the Schedule of Buyers (previously filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.34		Warrant Agent Agreement, dated as of May 16, 2006, between Sipex and Wells Fargo Bank, National Association, as Warrant Agent (which includes the Form of Warrant) (previously filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on 5/22/06, and incorporated herein by reference).
10.35		Separation Agreement and General Release as of January 15, 2007 with Rick Hawron (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2007, and incorporated herein by reference).
10.36		Securities Purchase Agreement, dated as of March 29, 2007, by and between Sipex and Rodfre Holdings LLC (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
12.1		Computation of Ratio of Earnings to Fixed Cost Charges (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
21.1		Subsidiaries of the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporate herein by reference.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
31.3		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (previously filed on April 19, 2007 as an exhibit to the Amendment No. 1 of Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
31.4		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (previously filed on April 19, 2007 as an exhibit to the Amendment No. 1 of Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
31.5		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.6		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on March 30, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on April 19, 2007 as an exhibit to the Amendment No. 1 of Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on April 19, 2007 as an exhibit to the Amendment No. 1 of Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference).
32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.6	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	The Exhibits identified above with a double asterisk (**) are management contracts or compensatory plans or arrangements.