Form 10-Q/A
period 2007-03-31
SIPEX CORP
filed 2007-06-26
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.01 par value, as of June 25, 2007 was 18,946,694.

SIPEX CORPORATION
FORM 10-Q/A
(Amendment No. 1)
THREE MONTHS ENDED MARCH 31, 2007
INDEX

Item
Number	Page

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2007 and December 30, 2006	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and April 1, 2006	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and April 1, 2006	6

Notes to Condensed Consolidated Financial Statements	7

SIGNATURE	25

EXHIBIT 31.3
EXHIBIT 31.4
EXHIBIT 32.3
EXHIBIT 32.4

EXPLANATORY NOTE
     We are filing this Amendment (“Amendment No. 1”) to our Form 10-Q for the quarter ended March 31, 2007, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2007 (the “Original Filing”) to remove the reference to the appraisal in Item 1. Unaudited Financial Statements as we did not intend to expertise the appraisal firm that assisted us and we are fully responsible for the determination of fair value of our corporate headquarters facility in the impairment analysis. No other changes have been made to the
Form 10-Q for the quarter ended March 31, 2007.
     As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1.
     Except as otherwise expressly stated for the item amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the date of the Original Filing.

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
     In September 2005, the Company tested its Milpitas corporate headquarters facility for impairment given that Sipex believed that there was a significant decline in the market price of the facility and determined that the carrying amount might not be recoverable. The headquarters facility housed the wafer fabrication operations as well as the sales and marketing department, the research and development department and the corporate administration functions. The Milpitas corporate headquarters facility does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities of the Company. Accordingly, the Milpitas corporate headquarters facility, which includes all assets located at the Milpitas facility except for the wafer fabrication asset grouping, is included in the asset grouping which includes all assets and liabilities of the Company. No impairment loss was recognized given the carrying value of all assets and liabilities of the Company was less than the fair value, determined based on the quoted market value of the Company.
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
Date: June 26, 2007

SIPEX CORPORATION

/s/ Clyde R. Wallin Clyde R. Wallin
Chief Financial Officer and
Senior Vice President of Finance
(Duly Authorized Officer &
Principal Financial Officer)

Exhibit Index

Exhibit Number	Title

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(previously filed on May 15, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(previously filed on May 15, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

31.3	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002(previously filed on May 15, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002(previously filed on May 15, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.