Form 10-Q
period 2007-06-30
SIPEX CORP
filed 2007-08-14
CIK 1007800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 9, 2007 was approximately 19,043,000.

SIPEX CORPORATION
FORM 10-Q
THREE MONTHS ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SIPEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,845	$13,041
Restricted cash	—	350
Short-term investment securities	597	2,388
Accounts receivable, less allowances of $685 and $551, respectively	5,427	6,222
Accounts receivable, related party, less allowances of $406 and $306, respectively	2,069	949
Inventories, net	11,356	15,586
Prepaid expenses and other current assets	1,914	1,641

Total current assets	24,208	40,177
Property, plant, and equipment, net	19,301	19,113
Restricted cash — noncurrent	58	57
Other assets	204	202

Total assets	$43,771	$59,549

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term bank borrowing	$667	$667
Current portion of lease financing obligation	220	191
Accounts payable	8,360	10,331
Accrued expenses	5,582	7,185
Accrued restructuring costs	524	1,728
Deferred income, related party	5,248	5,543
Deferred income, other	2,014	2,555

Total current liabilities	22,615	28,200
Long-term bank borrowing	1,000	1,333
Long-term lease financing obligation	12,033	12,152
Long-term accrued restructuring costs	—	139
Convertible senior notes	26,224	25,826
Other long-term liabilities	22	24

Total liabilities	61,894	67,674

Commitment and contingencies (Note 15)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 60,000 shares authorized; 18,986 and 18,390 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	190	184
Additional paid-in capital	239,063	234,785
Accumulated deficit	(257,357)	(243,075)
Accumulated other comprehensive loss	(19)	(19)

Total stockholders’ deficit	(18,123)	(8,125)

Total liabilities and stockholders’ deficit	$43,771	$59,549

See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$9,857	$11,558	$18,615	$20,861
Net sales, related party	8,562	9,455	16,663	18,006

Total net sales	18,419	21,013	35,278	38,867

Cost of sales	8,177	9,781	15,250	19,959
Cost of sales, related party	6,241	7,366	11,588	15,237

Total cost of sales	14,418	17,147	26,838	35,196

Gross profit	4,001	3,866	8,440	3,671

Operating expenses:
Research and development	3,431	3,883	7,117	9,379
Marketing and selling	3,115	3,765	6,408	7,421
General and administrative	4,650	2,743	7,617	6,764
Restructuring and other	(103)	(22)	(40)	285

Total operating expenses	11,093	10,369	21,102	23,849

Loss from operations	(7,092)	(6,503)	(12,662)	(20,178)

Other income (expense):
Interest income	60	221	191	270
Interest expense	(897)	(582)	(1,731)	(765)
Other, net	—	59	—	101

Total other expense, net	(837)	(302)	(1,540)	(394)

Loss before income tax expense	(7,929)	(6,805)	(14,202)	(20,572)
Income tax expense	51	53	68	85

Net loss	$(7,980)	$(6,858)	$(14,270)	$(20,657)

Net loss per common share — basic and diluted	$(0.42)	$(0.39)	$(0.76)	$(1.16)
Weighted average common shares outstanding — basic and diluted	18,798	17,775	18,673	17,775
See accompanying notes to condensed consolidated financial statements

SIPEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2007	July 1, 2006
Operating activities:
Net loss	$(14,270)	$(20,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,836	1,729
Depreciation and amortization	1,074	8,145
Provision for inventories	—	1,217
Reversal of provision for purchase commitments on excess inventories	(222)	—
Provision for restructuring charges	(163)	285
Loss on disposal of fixed assets	—	9
Amortization of discount and issuance costs on convertible notes	398	93
Provision for uncollectible receivables and sales returns and allowances	623	246
Consulting services provided by related party	—	5
Changes in assets and liabilities:
Accounts receivable	(948)	(2,974)
Inventories	3,492	(1,040)
Prepaid expenses and other current assets	(260)	(1,264)
Other assets	(2)	31
Accounts payable	(1,911)	2,989
Accrued expenses	(573)	(1,949)
Accrued restructuring costs	(1,178)	(176)
Deferred income	(836)	568
Other long-term liabilities	(2)	27

Net cash used in operating activities	(12,942)	(12,716)

Investing activities:
Proceed from maturity of short-term investment securities	2,778	—
Purchase of short-term investment securities	(987)	(3,944)
Restricted cash (increase) decrease	350	(103)
Purchase of property, plant, and equipment	(1,324)	(842)

Net cash provided by (used in) investing activities	817	(4,889)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	2,352	—
Proceeds from borrowing — related party	—	7,000
Repayment of borrowing — related party	—	(7,000)
Repayment of short-term bank borrowing	(333)	(3,000)
Proceeds from issuance of convertible senior notes and warrants	—	30,000
Debt issuance costs related to convertible senior notes	—	(1,015)
Net proceeds from lease financing obligation	—	12,578
Repayment of lease financing obligation	(90)	(161)

Net cash provided by financing activities	1,929	38,402

Increase (decrease) in cash and cash equivalents	(10,196)	20,797
Cash and cash equivalents at beginning of period	13,041	1,969

Cash and cash equivalents at end of period	$2,845	$22,766

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$26	$14

Interest	$1,155	$466

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment not paid at end of period	$109	$1,900

Receivable from exercise of stock options	$13	$—

Debt issuance costs not paid at the end of period	$—	$290

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
     On May 7, 2007, Sipex entered into a definitive merger agreement with Exar Corporation (“Exar”) to combine the two companies. Under the terms of the agreement, which was approved by the Boards of Directors of both companies, Sipex stockholders will receive 0.6679 of a share of Exar common stock for each share of Sipex common stock. Exar stockholders will own approximately 67.6% and Sipex stockholders will own approximately 32.4% of Exar common stocks after completion of the transaction, which assumes conversion to common stock of Sipex’s outstanding convertible senior notes and the exercise of the related warrants. Both companies have scheduled respective stockholders meetings on August 23, 2007 whereby the proposed merger will be subjected to the vote of the respective stockholders of both companies.
     Fiscal Year
     The Company’s fiscal year is the 52 or 53 weeks ending on the last Saturday in December. Fiscal 2007 and fiscal 2006 are 52-week fiscal years. The second quarter of fiscal years 2007 and 2006 included 91 days from April 1, 2007 to June 30, 2007 and April 2, 2006 to July 1, 2006, respectively.
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
     These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, Form 10-K/A Amendments No. 1 and No. 2 for the year ended December 30, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended June 30, 2007, the Company used cash in operating activities of $12.9 million. Additionally, the Company used cash of $27.9 million for operating activities for the year ended December 30, 2006. As of June 30, 2007, the Company had cash, cash equivalents and short-term investments of $3.4 million and its accumulated deficit was $257.4 million. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.
     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. As noted above, the Company has entered into a definitive merger agreement with Exar. Should the merger with Exar not be completed, management intends to actively engage in several steps designed to enable the Company to meet the capital requirements of its business, which include continuing the Company’s efforts to obtain additional short- and long-term financing to fund operations and implementing efforts to reduce corporate expenditures.
     Reverse Stock Split
     On January 30, 2007, Sipex’s stockholders at a special meeting of stockholders approved a 1-for-2 reverse stock split. The reverse split became effective at 1:31 p.m. Pacific Standard Time on February 23, 2007. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital in the Company’s condensed consolidated balance sheets. The Company has paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split. The number of authorized shares of common stock remains unchanged. All shares and per share amounts, including all common stock equivalents (stock options, warrants and convertible notes) have been restated in the condensed consolidated financial statements and in the notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.
     Short-term Investments
     Short-term investments of the Company primarily consist of commercial papers and money market funds with original maturities greater than 90 days and less than one year. Such investments are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (“FASB”). Pursuant to the provisions of SFAS No. 115, the Company has classified its short-term investments as “held to maturity” which represent investments that the Company intends to hold to maturity and are recorded at amortized cost. As of June 30, 2007, short-term investments consisted of $0.6 million commercial papers.
     Revenue Recognition
     The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.
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
     In September 2005, the Company tested its Milpitas corporate headquarters facility for impairment given that Sipex believed that there was a significant decline in the market price of the facility and determined that the carrying amount might not be recoverable. The Milpitas corporate headquarters facility housed the wafer fabrication operations as well as the sales and marketing department, the research and development department and the corporate administration functions. The headquarters facility does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities of the Company. Accordingly, the Milpitas corporate headquarters facility, which includes all assets located at the Milpitas facility except for the wafer fabrication asset grouping, is included in the asset grouping which includes all assets and liabilities of the Company. No impairment loss was recognized given the carrying value of all assets and liabilities of the Company was less than the fair value, determined based on the quoted market value of the Company.
     In November 2005, the Board of Directors approved the sale of the Company’s Milpitas corporate headquarters facility. As a result of this decision, the Company reduced the remaining estimated depreciable life for its headquarters building and related improvements from 25 years to approximately four months (See Note 12 regarding the sale and leaseback arrangement for Sipex’s headquarters facility), or through March 2006, the date the Company expected the sale leaseback of the Milpitas corporate headquarters facility would qualify as a sale. This change resulted in an increase in depreciation expense of $6.7 million (including $4.5 million included in cost of sales) recorded in the first quarter of fiscal year 2006. For the first six months of fiscal year 2007, no such additional depreciation was recorded.

     In March 2006, the Company revised the remaining depreciable life of the Milpitas corporate headquarters facility when it was determined that the sale leaseback did not qualify as a sale transaction and was required to be accounted for as a financing transaction.
Note 2. Recent Accounting Pronouncements
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the Company beginning in the first quarter of 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. Sipex adopted FIN 48 in the first quarter of fiscal year 2007, which resulted in no material impact on the Company’s financial statements (See Note 7).
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
     In December 2006, the FASB staff issued the FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company adopted this FSP in its first quarter of fiscal year 2007. The adoption did not have a material impact on the Company’s financial statements (See Note 4).
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

Note 3. Stock-Based Compensation
     Stock-Based Compensation Plans
     The Company currently maintains five option plans. They are the 1997 Stock Option Plan, 1999 Stock Option Plan, 2000 Non-Qualified Stock Option Plan, 2002 Non-statutory Stock Option Plan and 2006 Equity Incentive Plan under which 0.6 million, 0.6 million, 0.3 million, 1.0 million and 0.8 million shares were reserved for issuance, respectively. The plans generally allow for options which vest ratably over five years from the date of grant for options granted before May 2002 and four years for options granted after April 2002. These options expire ten years from the date of grant. In October 2002, the Board of Directors voted to reduce the number of shares available for issuance under the 2000 Non-qualified Stock Option Plan to 335,995. Approximately 3,419,000 shares of stock options were outstanding as of June 30, 2007 for all plans. As of June 30, 2007, approximately 690,000 shares of stock options were available for grant under all plans.
     The Company also has an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase shares of the Company’s common stock through periodic payroll deductions of up to 10% of total compensation at the lesser of (i) 85% of the average market price of the common stock on the first business day of the six-month payment period and (ii) 85% of the average market price of the common stock on the last business day of the six-month payment period. The Company’s ESPP is considered compensatory under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”).
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

     The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions for the grants made in the three and six months ended June 30, 2007 and July 1, 2006:

Employee Stock Option Plans	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Expected life of options	6 years	6 years	6 years	6 years
Volatility	79%	89%	82%	91%
Risk-free interest rate	4.7%	5.0%	4.7%	4.8%
Dividend yield	—	—	—	—
Weighted average fair value options granted	$6.44	$4.96	$6.82	$3.80

ESPP	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Expected life of options	6 months	N/A*	6 months	N/A
Volatility	46%	N/A	46%	N/A
Risk-free interest rate	5.1%	N/A	5.1%	N/A
Dividend yield	—	N/A	—	N/A
Weighted average fair value options granted	$2.76	N/A	$2.76	N/A

*	Employee Stock Purchase Plan (ESPP) was not available to Sipex employees in the first six months of fiscal year 2006 due to delisting of the Company’s stock from Nasdaq.
     Stock-Based Compensation Expense
     The following table shows total employee and non-employee stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and July 1, 2006, pursuant to SFAS No. 123R (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of sales	$124	$(59)	$235	$68
Research and development	142	311	373	649
Marketing and selling	242	235	499	425
General and administrative	424	309	729	587

Stock-based compensation expense before income tax effect	932	796	1,836	1,729
Less income tax effect	—	—	—	—

Stock-based compensation expense after income tax effect	$932	$796	$1,836	$1,729

     At June 30, 2007, there was approximately $248,000 of total unamortized compensation cost capitalized in inventory.
     At June 30, 2007, there was a total of $5.8 million unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards which is expected to be recognized over a weighted-average period of approximately 31 months.
     For the three and six months ended June 30, 2007, the Company’s loss before income taxes and net loss included approximately $0.9 million and $1.8 million, respectively, of employee stock-based compensation expense. For the three and six months ended July 1, 2006, the loss before income taxes and net loss included approximately $0.8 million and $1.7 million, respectively, of employee stock-based compensation expense.

     During the three months ended June 30, 2007, the Company modified the stock options held by two key employees as part of their retention in the separation agreements with the Company. The agreements provide for acceleration of the vesting of approximately 51,000 shares of stock options. The Company recognizes the related stock-based compensation expense resulting from these modifications over the related requisite service period. For the three months ended June 30, 2007, the Company recorded an additional $111,000 stock-based compensation expense resulting from these modifications.
     Also during the three months ended June 30, 2007, the Company modified the employment agreement of an officer. This modification will result in an acceleration of the unvested options held by the officer at the time of a change in control of the Company.
     As the Company was not current with its filing with the SEC, employees who terminated from the Company during this period had been unable to exercise their stock options during the contractual 90 days of post-termination exercise period. The Company made a decision effective February 1, 2006 to extend the post-termination exercise period for former employees with approximately 25,000 and 88,000 vested stock options for the three and six months ended July 1, 2006, respectively, until the earlier of 1) such date that is ninety (90) days after the date that the former employees are able to freely exercise the options pursuant to a registration statement on Form S-8 filed by the Company or 2) December 31, 2006. As a result, the Company recorded stock-based compensation relating to such extension totaling $7,000 and $24,000 for the three and six months ended July 1, 2006, respectively.
Stock Options Activities
     The following is a summary of option activity for the Company’s stock option plans for the six months ended June 30, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at December 30, 2006	3,761	$5.88	7.81	$17,518
Granted	435	$9.21
Exercised	(563)	$3.75
Forfeited or expired	(214)	$10.84

Outstanding at June 30, 2007	3,419	$6.34	7.73	$11,757

Vested and expected to vest at June 30, 2007	3,207	$6.35	7.67	$11,147

Exercisable at June 30, 2007	1,581	$6.49	6.65	$6,472

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock that were in-the-money at June 30, 2007 and July 1, 2006. During the three and six months ended June 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1.4 million and $3.1 million, respectively. For the six months ended July 1, 2006, no stock options were exercised during that period.
     During the second quarter of fiscal year 2007, 33,312 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan. No shares were issued under ESPP during the first six months of fiscal year 2006. As of June 30, 2007, approximately 89,000 shares were available for issuance under ESPP. As part of the merger agreement with Exar, the Company suspended the ESPP for the second purchase period that would otherwise have started on July 1, 2007.

Note 4. Stockholder’s Deficit
     Net Loss per Share
     Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common equivalent shares, consisting of outstanding stock options, convertible debt and warrants, are included in the per-share calculations where the effect of their inclusion would be dilutive. As the Company had net losses for the three and six months ended June 30, 2007 and July 1, 2006, the weighted average number of common shares outstanding equals the weighted average number of common and common equivalent shares assuming dilution. Approximately 3,419,000 shares of stock options were outstanding with an average exercise price of $6.34 per share as of June 30, 2007 compared to approximately 3,576,000 shares of stock options with an average exercise price of $5.64 per share at July 1, 2006.
     As of July 1, 2006, the Company’s $30.0 million of convertible notes issued in May 2006 were convertible into approximately 5,597,000 shares, if fully converted, of its common stock at an initial conversion price of $5.36 per share. In conjunction with the issuance of the notes, the Company issued warrants to purchase approximately 839,500 shares of its common stock. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $6.432 per share, subject to adjustment upon certain events. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex. On December 21, 2006, Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder and an affiliate of Future, Rodfre paid $2.7 million to exercise its warrant for 419,776 shares of Sipex common stock at $6.432 per share. In addition, the Company may pay interest in cash or, solely at its option, in shares of its common stock related to the notes. However, Sipex may only make interest payments in shares of its common stock if certain conditions are met (See Note 13).
     Comprehensive Loss
     Comprehensive loss is the total of net loss and all other revenue, expenses, gains and losses recorded directly in equity. The Company’s “accumulated other comprehensive loss” consists of foreign currency translation adjustments. The comprehensive loss equals the net loss for the three and six months ended June 30, 2007 and July 1, 2006 as there were no foreign currency translation adjustments and no tax effect on the components of accumulated other comprehensive loss for such periods.
     Stockholders’ Deficit
     In the first fiscal quarter of 2007, the Company adopted FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” As a result of the adoption, the Company’s beginning balance for accumulated deficit and the derivative liability were increased by $12,000. A reconciliation of the activity in the stockholders’ deficit accounts for the three and six months ended June 30, 2007 is as follows (in thousands, except per-share information):

					Accumulated
	Common Stock				Other	Total
	Number of		Additional Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	$0.01 Par Value	in Capital	Deficit	Loss	Equity (Deficit)
Balances at December 30, 2006	18,390	$184	$234,785	$(243,075)	$(19)	$(8,125)

Cumulative effect of adoption of FSP EITF Issue No. 00-19-2				(12)		(12)
Net loss and comprehensive loss	—	—	—	(6,290)	—	(6,290)
Issuance of common stock under employee stock option plans	297	3	1,065	—	—	1,068
Stock-based compensation	—	—	956	—	—	956

Balances at March 31, 2007	18,687	187	236,806	(249,377)	(19)	(12,403)
Net loss and comprehensive loss	—	—	—	(7,980)	—	(7,980)
Issuance of common stock under employee stock plans	299	3	1,295	—	—	1,298
Stock-based compensation	—	—	962	—	—	962

Balances at June 30, 2007	18,986	$190	$239,063	$(257,357)	$(19)	$(18,123)

Note 5. Related Party Transactions
     Future is a related party and its affiliates own approximately 8.6 million shares or 45% of Sipex’s outstanding common stock as of June 30, 2007. Sipex has a distribution agreement that provides for Future to act as the Company’s sole distributor for certain products within North America and Europe. Sales to Future are made under an agreement that provides protection against price reduction for its inventory of Sipex’s products. The Company recognizes revenue on sales to Future under the distribution agreement when Future sells the products to end customers. Future has historically accounted for a significant portion of the Company’s revenues. It is the Company’s largest distributor worldwide and accounted for 46% and 45%, respectively, of its total net sales for the three months ended June 30, 2007 and July 1, 2006, and accounted for 47% and 46%, respectively, of its total net sales for the six months ended June 30, 2007 and July 1, 2006.
     From time to time, Future provides services and/or incurs expenses on behalf of the Company. The fair value of the unreimbursed expenses and uncompensated services rendered by Future has been recorded in the Company’s condensed consolidated financial statements as capital contributions. For the three and six months ended June 30, 2007, there were no such un-reimbursed expenses or uncompensated services rendered by Future. For the three and six months ended July 1, 2006, the Company recorded none and $5,000 of such expenses, respectively.
     In addition, Sipex incurred expense to Future totaling approximately $35,000 and $37,000 for marketing promotional materials, temporary accounting services and used furniture sold to the Company for the three and six months ended June 30, 2007. No such expenses were recorded for the three and six months ended July 1, 2006.
     On January 19, 2006, Sipex completed a $7.0 million private loan financing in which the Company issued a 9% secured note with convertible interest due January 19, 2008 to the affiliates of Future, which could provide these affiliates with the opportunity to obtain additional shares of Sipex’s common stock. The loan was repaid in March 2006. For the three and six months ended July 1, 2006, Sipex incurred interest expense totaling $86,000 related to the $7.0 million note with Future.
     As discussed in Note 13, on May 16, 2006, Sipex placed $30.0 million of its 5.5% Redeemable Convertible Senior Notes (“2006 Notes”) due 2026 and related warrants in a private placement transaction to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Rodfre Holdings LLC (“Rodfre”), an affiliate of Alonim Investments Inc., Sipex’s largest stockholder, and an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being placed in this offering. The 2006 Notes will mature on May 18, 2026 and bear interest at an annual rate of 5.5% payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2006. On December 21, 2006, Rodfre paid $2.7 million to exercise its warrant for 419,776 shares of Sipex common stock at $6.432 per share. Rodfre has agreed to convert its $15 million aggregate principal amount of the 2006 Notes into Sipex common stock with such conversion to be effective immediately prior to the effective time of the merger. As of June 30, 2007, the affiliates of Future held 8.6 million shares, or 45% of the Company’s outstanding common stock.
     Interest expense incurred by Sipex relating to the $15.0 million portion of the 2006 Notes sold to Rodfre totaled $265,000 and $496,000 for the three and six months ended June 30, 2007. For the three and six months ended July 1, 2006, interest expenses incurred by Sipex relating to the $15.0 million portion of the 2006 Notes were $140,000.
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
     On March 29, 2007, the Company entered into a Securities Purchase Agreement with Rodfre to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to the Company’s Loan and Security Agreement with Silicon Valley Bank and to its 5.5% Redeemable Convertible Senior Notes due in 2026. No borrowing was made under the promissory note facility in the three and six months ended June 30, 2007.

Note 6. Restructuring and Other
     Below is a summary of the activities related to restructuring (in thousands):

			Total
		Employee	Restructuring
	Facility Costs	Costs	Costs
Accrual balance, December 30, 2006	$993	$874	$1,867
Incurred	—	8	8
Charges utilized	(209)	(384)	(593)
Sub-lease income received	69	—	69
Adjustments to accrual	18	(23)	(5)

Accrual balance, March 31, 2007	871	475	1,346
Incurred	—	9	9
Charges utilized	(435)	(316)	(751)
Sub-lease income received	95	—	95
Adjustments to accrual	(25)	(150)	(175)

Accrual balance, June 30, 2007	$506	$18	$524

     In addition to the restructuring costs incurred above, for the three and six months ended June 30, 2007, the Company incurred $63,000 and $123,000, respectively, of facility costs related to the unused fabrication portion of the Company’s headquarters facility in Milpitas, California, due to the transfer of wafer fabrication to Silan.
     During the three and six months ended June 30, 2007, for the unused portion of the Billerica facility initiated in October 2003, the Company utilized the restructuring accrual totaling $206,000 and $394,000, respectively, which primarily consisted of lease costs. Adjustments to the accrual for the Billerica facility for the three and six months ended June 30, 2007, were primarily related to sub-lease income of $95,000 and $164,000, respectively, recorded on a cash basis due to the uncertainty of collectibility. And the adjustment to the accrual for employee costs during the second quarter of fiscal year 2007 was primarily due to the change in management’s restructuring plan for Belgium employees.
     During the three and six months ended June 30, 2007, for a workforce reduction plan initiated in the fourth quarter of 2006, the Company utilized $316,000 and $700,000, respectively. For facility costs related to the Milpitas wafer fabrication closure, restructuring charges utilized for the three and six months ended June 30, 2007, totaling zero and $21,000, respectively, for facility decontamination. For the three and six months ended June 30, 2007, the Company utilized $228,000 for settling contractual obligation related to the closure of the Milpitas fabrication facility. There were no such activities in the first three months of fiscal year 2007.
     As of June 30, 2007, the balance of the restructuring accrual primarily consisted of employee severance costs, Milpitas facility decontamination costs and Billerica facility lease costs. These costs are expected to be paid over the next nine months. The balance of the accrual as of June 30, 2007 was approximately $0.5 million, all of which was the short-term portion.
Note 7. Income Tax Expense
     The Company adopted FIN 48 on December 31, 2006. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, the Company had approximately $2.8 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized before consideration of changes in valuation allowance. At June 30, 2007, the Company had $2.9 million of unrecognized tax benefits. In addition, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of December 31, 2006, the Company had approximately $53,000 of accrued interest and penalties for uncertain tax positions primarily from its foreign operations. For the three and six months ended June 30, 2007, the Company accrued $6,000 and $10,000 of interest and penalties related to its uncertain tax positions, respectively.
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
     Sipex’s income tax expense primarily relates to its foreign operations as the Company continues to incur losses from domestic operations. The Company recorded income tax expense of $51,000 and $53,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and recorded $68,000 and $85,000 for the six months ended June 30, 2007 and July 1, 2006, respectively.
Note 8. Inventories
     Inventories, net, are as follows (in thousands):

	June 30, 2007	December 30, 2006
Raw materials	$160	$768
Work-in-process	8,312	10,518
Finished goods	2,884	4,300

Total	$11,356	$15,586

Note 9. Accrued Expenses
     Accrued expenses are as follows (in thousands):

	June 30, 2007	December 30, 2006
Accrued compensation and benefits	$2,942	$2,815
Accrued audit fees	445	574
Accrued provision for purchase commitment on excess inventories	375	1,417
Accrued income taxes	367	340
Accrued commissions	364	444
Accrued warranty	334	259
Accrued interest and related derivative liability	283	679
Accrued legal fees	53	251
Accrued royalties	47	19
Other	372	387

	$5,582	$7,185

Note 10. Borrowing Arrangements
     On July 21, 2005, Sipex entered into a Loan and Security Agreement (the “Agreement”), as amended, with Silicon Valley Bank, which has an expiration date of September 29, 2007. The Agreement provides for a secured revolving line of credit with aggregate borrowings up to $5,000,000 limited to the available borrowing base (eligible accounts receivable as defined in the Agreement) plus $2,000,000. Available borrowings are further reduced by letters of credit which may be issued under the Agreement on behalf of the Company. Borrowings under the revolving line of credit bear an interest rate, chosen by the Company, at the bank’s prime rate plus 3%. Under the Agreement, Sipex has granted the bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets with the exception of Sipex’s headquarters property in Milpitas, California, which was sold in March 2006 (See Note 12). On March 9, 2006, Sipex entered into a sale and leaseback transaction with Mission West Properties, L.P. for its headquarters facility, located at 233 South Hillview Drive in Milpitas, California. Sipex has provided a security deposit of $1,265,000 in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5,000,000 line of credit with Silicon Valley Bank. The agreement was amended on June 26, 2007, which requires the Company to comply with a minimum liquidity ratio of 1.50:1.00 at each fiscal month end. The liquidity ratio is calculated as the sum of (i) Sipex’s unrestricted cash and cash equivalents, short-term marketable securities and 50% of consolidated Accounts (as defined in the Agreement) divided by (ii) the Obligations as defined in the agreement. In addition, the Company must maintain, as of the last day of each fiscal quarter, a tangible net worth (deficit) (as defined in the Agreement) of at least the amount set forth below:

Fiscal Quarter Ending	Minimum Tangible Net Worth (Deficit)
September 30, 2006	$600,000
December 30, 2006	($ 5,500,000)
March 31, 2007	($ 10,000,000)
June 30, 2007	($ 20,000,000)
Each fiscal quarter thereafter	$2,500,000 plus 50% of any positive net income for each fiscal quarter thereafter
     The Agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the Agreement contains negative covenants limiting the Company’s ability to dispose of assets, change its business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0% and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of its obligations under the agreement. As of June 30, 2007, the unused portion of the line of credit was $3,735,000. This amount was subsequently borrowed by the Company in July 2007 (See Note 16).
     As part of the Agreement, in addition to the $5,000,000 secured revolving line of credit, Sipex can borrow under the term loans from September 28, 2006 to December 31, 2006 in an aggregate amount not to exceed $2,000,000. Interest accrues from the date of each term loan at a fixed rate of 9.25% per annum. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of June 30, 2007, $1,667,000 was outstanding under the term loan, of which $667,000 was the short-term portion and $1,000,000 was the long-term portion. The Company currently does not expect to maintain compliance with the financial covenants as of the end of the fiscal quarter ending September 29, 2007. If the Company is unable to obtain a waiver from Silicon Valley Bank, the Company may be required to repay the unpaid portion of the term loan at such date upon demand by Silicon Valley Bank. For the three and six months ended June 30, 2007, the interest expense incurred for the loan was approximately $40,000 and $84,000, respectively.

     Any borrowings under the line of credit are due and all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized upon the earlier of September 29, 2007 or a liquidity event which includes changes in ownership, a merger, an acquisition or the receipt of net proceeds from the consummation of an equity financing of no less than $10,000,000.
     On March 29, 2007, the Company entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future. This agreement creates a promissory note facility which provides from time to time the Company may issue to Rodfre up to $10.0 million of 9% Unsecured Junior Notes in exchange for cash equal to the principal amounts of each note. The notes have customary events of default, including defaults upon failure to pay interest or principal amounts when due, breach of covenants (with a 15-day grace period), breach of representations and warranties, default on other indebtedness in excess of $1.0 million, or upon insolvency events. The holders of the notes will also have the option of demanding repayment of any outstanding amounts owed pursuant to the notes within 30 days of a change in control of Sipex. As of June 30, 2007, there was no borrowing against the promissory note facility.
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
     Changes in Sipex’s warranty liability for the six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	For the Six Months Ended
	June 30, 2007	July 1, 2006
Beginning accrued warranty	$259	$87
Warranty claims	(38)	(9)
Accruals for the period	113	(46)

Ending accrued warranty	$334	$32

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
     The Company provides a security deposit of $1.3 million in the form of an irrevocable standby letter of credit issued to Mission West Properties, L.P. under its $5.0 million revolving line of credit with Silicon Valley Bank (See Note 10). The security deposit is held as security for the faithful performance by Sipex for all of the terms, covenants, and conditions prescribed under the lease agreement. Accordingly, the Company has accounted for this sale and leaseback transaction as a financing transaction shown on the condensed consolidated balance sheet as “lease financing obligation.” With the initial obligation recorded at $12.6 million, which represents net proceeds from the sale of the Hillview facility, no gain or loss was recorded upon the sale. The effective-interest rate for the lease financing obligation is 9.3% which approximates the Company’s estimated borrowing rate at that time. Depreciation for the Hillview facility is recorded over the straight-line method for the remaining useful life.

     Future minimum lease payments for the lease financing obligation as of June 30, 2007 are as follows (in thousands):

Fiscal year ending December

2007 (remaining 6 months)	$668
2008	1,368
2009	1,408
2010	1,449
2011	11,453

Total minimum lease payments	16,346
Less: amount representing interest	4,093

Present value of minimum lease payments	12,253
Less: current portion of lease financing obligation	220

Long-term lease financing obligation	$12,033

     For the three and six months ended June 30, 2007, interest expense totaled $285,000 and $571,000, respectively, for the lease financing obligation. For the three and six months ended July 1, 2006, interest expense totaled $289,000 and $352,000, respectively.
Note 13. Convertible Senior Notes
     Terms and Conditions
     On May 18, 2006, Sipex issued $30.0 million of 5.5% Redeemable Convertible Senior Notes due in 2026 (“2006 Notes”) in a private placement. Rodfre, an affiliate of Future, purchased 50% of the 2006 Notes or $15.0 million aggregate principal amount being sold in this offering. The remainder of the 2006 Notes was purchased by other accredited investors. The Company intends to use the net proceeds of approximately $29.0 million for general corporate purposes.
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

     Pursuant to a lock-up and standstill agreement entered in connection with the merger with Exar, Rodfre, the holder of 50% of the outstanding amount of the 2006 Notes, has agreed to convert the 2006 Notes into Sipex common stock effective immediately prior to the effective time of the merger. The remaining holders of the 2006 Notes have also agreed to convert their 2006 Notes into Sipex common stock immediately prior to the effective time of the merger, subject to the conditions that (a) the average price of Sipex common stock has exceeded one hundred fifty percent (150%) of the conversion price then in effect for at least twenty trading days during the thirty trading day period ending one day prior to closing of the merger and (b) the Average Daily Volume (as defined in the Indenture entered into in connection with the 2006 Notes) for Sipex common stock shall not be less than three hundred seventy-five thousand dollars ($375,000) during such period.
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
     In conjunction with the issuance of the 2006 Notes, the Company issued warrants to purchase an aggregate of 839,552 shares of its common stock to the accredited investors. Each warrant is exercisable for one share of Sipex’s common stock at an initial exercise price of $6.432 per share, subject to adjustment upon certain events, including, among other things, dividends, stock splits and recapitalizations. The warrants are exercisable (in whole or in part) at any time on or before May 18, 2011, unless earlier terminated by Sipex. On December 21, 2006, Rodfre paid $2.7 million to exercise its warrant for 419,776 shares of Sipex common stock at $6.432 per share. As of June 30, 2007, the affiliates of Future held 8.6 million shares, or 45% of the Company’s outstanding capital stock.
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
     As Sipex was not current in its SEC filings by August 15, 2006, Sipex incurred additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning August 16, 2006 and ending on September 21, 2006, the date that the Company’s filings became current. In addition, Sipex’s common stock was not listed on the Nasdaq Capital Market Exchange, the New York Stock Exchange or another national exchange or automated quotation system by December 31, 2006. Sipex will pay additional interest on the 2006 Notes at an annual rate of 1.5% for the period beginning January 1, 2007 through the date that its common stock becomes listed for trading on one of the national exchanges. The Company’s common stock was traded on Nasdaq Capital Market Exchange on April 11, 2007. The registration statement was declared effective on July 6, 2007. On July 16, 2007, the Company’s stock started trading on Nasdaq Global Market Exchange.

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
     The estimated fair value of the warrants of $1.6 million is accounted for as a freestanding warrant. The Company also recorded the $1.6 million estimated value of the beneficial conversion feature of the 2006 Notes. The Company applied the guidance from EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” in accounting for the 2006 Notes, the accompanying warrants and the value of the beneficial conversion feature. Pursuant to EITF Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’” the Company combined the obligation to make registration delay payments and other interest penalty payments related to listing of the Company’s stock with the convertible senior notes for accounting purposes. Furthermore, these penalty obligations have been bifurcated from the combined instruments and accounted for as a derivative. The $134,000 derivative liability for the penalties recorded represents the estimated fair value of such obligation as of the date of issuance of the 2006 Notes relating to the penalties to be incurred in the event certain regulatory filings are not made in a timely manner and in the event of non-timely listing of the stock on an exchange. The fair value of the freestanding warrants and the estimated value of the beneficial conversion feature were recorded to increase the additional paid-in capital while the estimated fair value of the penalties was recorded as a derivative liability.
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
     For the three months ended June 30, 2007, Sipex made interest penalty payments of $104,000 and also recorded a net reversal of $47,000 in interest expense for the estimated penalty obligation, primarily due to the earlier than expected listing of Sipex’s common stock on the Nasdaq Capital Market Exchange resulting in a downward revaluation of the estimated future payments of the derivative liability. For the six months ended June 30, 2007, Sipex made interest penalty payments of $287,000 and also recorded a net reversal of $162,000 in interest expense for the estimated penalty obligation. The estimated total future payment of the derivative liability as of June 30, 2007 was $30,000, in accordance with the FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements.”
     For the three months ended June 30, 2007, the Company recorded interest expense of $612,000 under the effective interest method which included $413,000 for interest at 5.5% and $199,000 for amortization of discounts and debt issuance costs. For the six months ended June 30, 2007, the Company recorded interest expense of $1.2 million under the effective interest method which included $825,000 for interest at 5.5% and $398,000 for amortization of discounts and debt issuance costs.
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

     The disaggregated sales information reviewed on a product family basis by the CEO is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Interface	$10,623	$11,768	$20,524	$22,419
Power Management	6,882	5,990	12,268	10,576
Optical Storage	914	3,185	2,465	5,796
Other*	—	70	21	76

Total net sales	$18,419	$21,013	$35,278	$38,867

*	Includes Legacy and other discontinued products.
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
     The Company markets its products primarily from its operations in the United States. International sales are made primarily to customers in Asia and Europe. Information regarding the Company’s net sales derived from products shipped to different geographic regions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
United States	$4,353	$4,253	$7,820	$8,094
China	2,929	4,022	5,580	6,889
United Kingdom	2,886	3,160	5,742	6,424
Singapore	2,736	3,830	5,563	6,439
Taiwan	1,706	953	2,623	2,064
Japan	1,586	2,527	3,457	5,408
South Korea	1,077	487	2,515	708
Rest of the world	1,146	1,781	1,978	2,841

Total net sales	$18,419	$21,013	$35,278	$38,867

     Major customers who accounted for 10% or more as a percentage of total gross accounts receivable are as follows:

	June 30, 2007	December 30, 2006
Future Electronics Inc., a related party	29%	15%
Jetronic Technology	*	11%

*	Less than 10%
     Major customers who accounted for 10% or more as a percentage of total net sales are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Future Electronics Inc., a related party	46%	45%	47%	46%
Komatsu	*	*	*	10%

*	Less than 10%

Note 15. Commitments and Contingencies
     Commitments
     On August 21, 2003, Sipex announced an exclusive sourcing agreement with PolarFab, a US-based semiconductor foundry. The Company is under obligation to make minimum purchase commitments based on quarterly rolling forecasts extending out to one year. The Company has also agreed to purchase no less than 50% of the rolling forecast on an ongoing basis through the term of this agreement. The initial term of the agreement is five years with renewals on a negotiated basis. As of June 30, 2007, the minimum purchase commitment with PolarFab was approximately $1.0 million for the following twelve months.
     On July 2, 2004, the Company entered into an agreement to use certain licensed tools for circuit design and development as well as maintenance support for a total future payment commitment of $2.5 million over the next three and one-half years. The contract requires the Company to deposit 75% of the total commitment in a certificate of deposit account. As of June 30, 2007, no restricted cash is required from the vendor.
     On December 20, 2005, Sipex entered into an agreement to use a fast simulator software tool for improvement of its product development. A commitment of future payments including maintenance support fees totaled $467,000 to be paid over the next three years. The agreement expires on December 19, 2008.
     On February 27, 2006, Sipex entered into a definitive Master Agreement with Silan. This transaction was related to closing the Company’s wafer fabrication operations located in Milpitas, California and that Sipex and Silan would work together to enable Silan to manufacture semiconductor wafers using the Company’s process technology. The Master Agreement includes a Process Technology Transfer and License Agreement which contemplates the transfer of eight (8) of the Company’s processes and related product manufacturing to Silan. Once Sipex confirms to Silan that the process qualification wafers and product qualification wafers (under a Wafer Transfer Agreement) conform to the Company’s specifications, Silan shall commence commercial manufacturing for the Company. Subject to the Company’s option to suspend in whole or in part, there is a purchase commitment under the Wafer Supply Agreement obligating Sipex to purchase from Silan an average of at least one thousand (1,000) equivalent wafers per week, calculated on a quarterly basis, for two years. As of June 30, 2007, Silan had not conformed to the Company’s specifications relating to the process qualification wafers and product qualification wafers.
     In May 2006, Sipex entered into a private label agreement with BCD Semiconductor Manufacturing Limited (“BCD”). The Company is obligated to purchase parts no less than one-third of the amount of the rolling six-month forecast. As of June 30, 2007, the minimum purchase commitment with BCD was immaterial.
     In June of 2006, Sipex entered into an agreement for verification software tools used for IC design. A commitment of future payments including maintenance support fees totaled $489,000 to be paid over the next three years. The agreement expires in June 2009.
     As of June 30, 2007, Sipex had future wafer purchase commitments totaling approximately $2.0 million with Episil for non-cancelable purchase orders issued. Currently, the Company does not have a minimum purchase agreement with Episil.
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

     DiPietro v. Sipex
     In April 2003, Plaintiff Frank DiPietro (former CFO of Sipex) brought an action against Sipex for his severance benefits. Sipex counterclaimed for approximately $150,000 which was owed under a promissory note signed by Mr. DiPietro. In August 2004, Sipex filed two motions for summary judgment (one for Mr. DiPietro’s claims against it and one for its counterclaim against Mr. DiPietro under the promissory note). In June 2005, the Middlesex Superior Court granted both Sipex’s Motions for Summary Judgment. As a result, Mr. DiPietro was ordered to pay Sipex $149,486 plus costs and interest was approximately $227,000 as of June 30, 2007. Interest is added to this amount at twelve (12%) percent per year. Mr. DiPietro filed a notice of appeal on July 19, 2005. In addition, the court has required Mr. DiPietro to post a bond in the amount of $150,000. On December 12, 2006, Sipex appeared before the Appeals Court, for oral arguments. On May 14, 2007, the Appeals Court reversed and remanded the lower court’s decision. The Company has filed a petition for a hearing with the Appeals Court.
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
     On August 8, 2007, the arbitrator issued an Interim Award. The financial impact to the Company as a result of the reward is immaterial. Both parties have until August 14, 2007 to submit further briefing on the issues of interest, costs and attorney’s fees. Such costs will be determined by the arbitrator upon issuance of the final award.
Note 16. Subsequent Events
     On July 17, 2007, the Company borrowed the remaining $3,735,000 under its $5,000,000 line of credit with Silicon Valley Bank (See Note 10). Interest accrues at an annual rate equal to the bank’s prime rate plus three percent (3.00%) and is payable on the first day of each month. The borrowing is due on the earlier of September 29, 2007 or a liquidity event which includes changes in ownership, a merger, an acquisition or Sipex’s receipt of net proceeds from the consummation of an equity financing of no less than $10,000,000.
     In July 2007, the Company’s board of directors approved, subject to the Company stockholders’ approval and completion of the proposed merger with Exar, the acceleration of the vesting of approximately 30,000 shares of stock options held by four directors of the Company’s board.
     In July 2007, in addition to Rodfre’s agreement of the note conversion, the remaining 50% of the 2006 Notes holders have also agreed to convert their 2006 Notes into Sipex common stock immediately prior to the effective time of the merger, subject to the conditions that (a) the average price of Sipex common stock has exceeded one hundred fifty percent (150%) of the conversion price then in effect for at least twenty trading days during the thirty trading day period ending one day prior to closing of the merger and (b) the Average Daily Volume (as defined in the Indenture entered into in connection with the 2006 Notes) for Sipex common stock shall not be less than three hundred seventy-five thousand dollars ($375,000) during such period.
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
Significant Developments
     In May 2007, we announced that we entered into a definitive merger agreement with Exar Corporation (“Exar”) to combine the two companies. Under the terms of the agreement, which was approved by the boards of directors of both companies, Sipex stockholders will receive 0.6679 of a share of Exar common stock for each share of Sipex common stock. Exar stockholders will own approximately 67.6% and Sipex stockholders will own approximately 32.4% of Exar common stock after completion of the transaction, which assumes conversion to common stock of Sipex’s outstanding convertible senior notes and the exercise of the related warrants. Ralph Schmitt, Sipex chief executive officer, will become the chief executive officer of Exar. Interim chief executive officer and chairman of Exar, Richard L. Leza, will continue as chairman of the board of directors.
     Under the terms of the agreement, the transaction is expected to be tax-free to the stockholders of both companies for U.S. federal income tax purposes. The transaction has been structured as a stock-for-stock reverse triangular merger whereby a wholly-owned subsidiary of Exar will merge with and into Sipex, with Sipex surviving the merger as a wholly-owned subsidiary of Exar. The transaction is subject to the approval of stockholders from both companies as well as customary closing conditions and regulatory approvals. The companies expect the transaction to close by the third calendar quarter of fiscal year 2007.
     In April 2007, we announced that we had received notification that our common stock was approved for listing on the Nasdaq Capital Market Exchange. Sipex common stock began trading under the symbol “SIPX” upon the opening of the market on April 11, 2007. On July 16, 2007, the Company’s stock started trading on Nasdaq Global Market Exchange.
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

     In December 2006, we announced a workforce reduction plan that was implemented in response to our transitioning to a fabless semiconductor company, de-emphasizing optical products, reducing dependency on commodity products and with the goal of improving our cost structure. As a result, we recorded total restructuring costs of $1.1 million related to employee severance compensation, including $0.1 million for vesting acceleration of stock options in lieu of a severance payment for a senior executive officer. Of the $1.1 million, $0.1 million was paid during December 2006 and approximately $0.7 million was paid during the six months ended June 30, 2007. The remaining balance was reversed during the three and six months ended June 30, 2007 as a result of change in management’s estimate. Our current business plans focus our product development and marketing programs toward a greater emphasis on our power management and interface products as we believe these products align greater development synergies and provide greater opportunities for growth and profitability in contrast to other areas such as our optical products.
Business Overview
     We entered into a definitive merger agreement with Exar Corporation on May 7, 2007 to combine the two companies. Both companies have scheduled respective shareholder meetings on August 23, 2007 whereby the proposed merger will be subjected to the vote of the shareholders of both companies, and if the stockholders of the companies approve the merger, we expect the merger to close as soon as practicable after the stockholders meeting. As shown in the consolidated financial statements, presented in Part I, Item I of this Form 10-Q during the six months ended June 30, 2007, we used cash in operating activities of $12.9 million. In addition, we used cash of $27.9 million for operating activities for the year ended December 30, 2006. As of June 30, 2007, our cash, cash equivalents and short-term investments totaled $3.4 million and our accumulated deficit was $257.4 million. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. The continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms and covenants of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Should the merger with Exar Corporation not be completed, management intends to actively engage in several steps designed to enable us to meet the capital requirements of our business, which include continuing our efforts to obtain additional short- and long-term financing to fund operations and implementing efforts to reduce corporate expenditures.
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
     New product introductions represent a key driver of opportunities to improve our product margins. New products are typically proprietary in nature and therefore command a stronger market position and we typically have higher product margins. In the second quarter of 2007, we introduced eight new products, seven of which were proprietary in nature. We continuously strive to improve our product mix toward higher margin products by eliminating older legacy products and by focusing on increasing sales of our newer products introduced in our three core product families.
Results of Operations
     For the periods indicated, the following table sets forth the percentages of net sales represented by the respective line items in our consolidated statements of operations for the three and six months ended June 30, 2007 and the comparable periods of the prior year.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.00%	100.0%	100.00%
Cost of sales	78.3	81.6	76.1	90.6

Gross profit	21.7	18.4	23.9	9.4
Operating expenses:
Research and development	18.6	18.5	20.2	24.1
Marketing and selling	16.9	17.9	18.2	19.1
General and administrative	25.2	13.0	21.6	17.4
Restructuring	(0.6)	(0.1)	(0.1)	0.7
Impairment of fixed assets	—	—	—	—

Total operating expenses	60.1	49.3	59.9	61.3

Loss from operations	(38.4)	(30.9)	(36.0)	(51.9)
Other income (expense), net	(4.5)	(1.4)	(4.4)	(1.0)

Loss before income taxes	(42.9)%	(32.3)%	(40.4)%	(52.9)%

     Net Sales. The table in Note 14 to our condensed consolidated financial statements shows details of our net sales by product family and geographic location for the three and six months ended June 30, 2007 and the comparable periods of 2006.
     Net sales decreased by 12.3% to $18.4 million for the quarter ended June 30, 2007, as compared to $21.0 million for the quarter ended July 1, 2006. The decrease in net sales was primarily due to a $2.3 million decrease in net sales for the optical storage product family and a $1.1 million decrease in net sales for the interface product family, partially offset by a $0.9 million increase in net sales for the power management product family. The decline in net sales of our optical product family was driven by a continuing decline in unit volume shipments as certain product programs approached the end of their product life cycles and we de-emphasize our marketing and sales efforts in this product family. The decrease in net sales for the interface product family was driven by a decrease in unit volume shipments as well as a decline in average selling prices for this product family. The decline in average selling prices was driven by price declines in both commodity and proprietary interface products, while the unit volume decline was driven by declines in demand across the general analog market. The net sales increase in our power management product family was driven by unit volume increases of our proprietary power products, somewhat offset by declines in average selling prices. For the six months ended June 30, 2007, net sales decreased by $3.6 million, or 9.2%, to $35.3 million from $38.9 million. The decrease in net sales for the first six months of fiscal year 2007 as compared to the first six months of fiscal year 2006 was primarily due to a $3.3 million decrease in net sales for the optical storage product family and a $1.9 million decrease in net sales for the interface product family, partially offset by a $1.7 million increase in net sales for the power management product family.
     Geographically, during the second quarter of fiscal year 2007, international net sales were $14.1 million, or 76% of total net sales, as compared to $16.8 million, or 80%, in the second quarter of fiscal year 2006. For the first six months of fiscal year 2007, international sales were $27.5 million, or 78% of total net sales, as compared to $30.8 million, or 79% of total net sales in 2006. In the second quarter of fiscal year 2007, sales in Japan declined by $0.9 million or 37%. This decline was principally driven by the decline in revenues for the optical storage product family. In Asia, in the second quarter of fiscal year 2007, other than Japan, net sales decreased by $1.6 million, or 15%, related to the decline in the optical storage and interface products. Net sales in Europe in the second quarter of fiscal year 2007 and the rest of the world decreased by $1.4 million, or approximately 26% from the comparable period in 2006. Domestic net sales in the second quarter of fiscal year increased by $0.1 million, or 2%, from the comparable period in 2006.
     Gross Profit. Gross profit increased to $4.0 million in the second quarter of fiscal year 2007, or 21.7% of net sales, as compared to a gross profit of $3.9 million, or 18.4%, in the second quarter of fiscal year 2006. The increase was primarily attributable to a $0.9 million reduction in inventory write-downs, royalty costs and shipment of inventory that was previously written-down to zero, partially offset by an approximately $0.8 million increase in unfavorable manufacturing yield and price variances. For the six months ended June 30, 2007, gross profit increased to $8.4 million, or 23.9% of net sales, as compared to a gross profit of $3.7 million, or 9.4% of net sales in the comparable period of fiscal year 2006. The increase was primarily attributable to recording $4.5 million of increased depreciation during the first quarter of 2006, reducing gross profit, related to the Milpitas, California facility after management’s determination in November 2005 that the facility had a shorter economic useful life to Sipex. In addition, the increase in gross profit was attributable to: 1) $0.4 million increase in our standard gross profit due to our shift to a lower cost fabless manufacturing model, and 2) $0.6 million reduction in inventory write-downs and royalty costs. These increases in gross profit were partially offset by approximately $1.6 million of unfavorable manufacturing yield and price variances.
     Research and Development. Research and development expenses in the second quarter of fiscal year 2007 were $3.4 million compared to $3.9 million in the second quarter of fiscal year 2006. The $0.5 million decline was primarily driven by an approximately $0.4 million decrease in spending for prototype wafers, product development costs and outside design services and an approximately $0.2 million reduction in stock-based compensation expenses, offset by an approximately $0.1 million increase in license fees for computer automated design tools. For the six months ended June 30, 2007, research and development expenses were $7.1 million compared to $9.4 million for the comparable period of 2006. The $2.3 million decline was primarily due to recording $1.1 million of depreciation expense in the first quarter of fiscal year 2006 related to the Milpitas, California facility after management’s determination in November 2005 that the facility had a shorter economic useful life to Sipex. In addition, approximately $1.0 million of the reduction was due to a decrease in spending for prototype wafers, product development costs and outside design services and an approximately $0.3 million reduction in stock-based compensation expenses, offset by an approximately $0.1 million increase in license fees for computer automated design tools. As a percentage of net sales, research and development expenses were 18.6% in the second quarter of fiscal year 2007 and 18.5% in the comparable period of the prior year. This percentage increase was principally due to the lower sales levels in the second quarter of fiscal year 2007. For the six months ended June 30, 2007, as a percentage of net sales, research and development expenses were 20.2% and 24.1% in the comparable period of the prior year. This percentage decrease was due to the reductions in spending noted above.
     Marketing and Selling. Marketing and selling expenses were $3.1 million in the second quarter of fiscal year 2007 compared to $3.8 million in the second quarter of fiscal year 2006. The $0.7 million decline was primarily due to an approximately $0.4 million decline in compensation and benefits related to a reduction in sales and marketing personnel, and approximately $270,000 of lower sales commissions, travel and other selling costs. For the six months ended June 30, 2007, marketing and selling expenses were $6.4 million compared to $7.4 million for the comparable period of 2006. The $1.0 million decline was primarily due an approximately $0.4 million decline in compensation and benefits related to a reduction in sales and marketing personnel, recording $0.3 million of depreciation expense in the first quarter of 2006 related to the Milpitas, California facility after management’s determination in November 2005 that the facility had a shorter economic useful life to Sipex, and approximately $0.3 million of lower sales commissions, travel and other selling costs. Marketing and selling expenses were 16.9% of net sales in the second quarter of fiscal year 2007 and 17.9% of net sales in the comparable period of the prior year. This percentage reduction was due to the reductions in spending noted above. For the six months ended June 30, 2007, marketing and selling expenses were 18.2% and 19.1% in the comparable period of the prior year. This percentage decrease was due to the reductions in spending noted above.
     General and Administrative. General and administrative expenses were $4.6 million in the second quarter of fiscal year 2007 compared to $2.7 million in the second quarter of fiscal year 2006. The $1.9 million increase was primarily due to recording approximately $1.4 million of expenses related to the contemplated merger with Exar Corporation for a fairness opinion and merger related legal fees. In addition, the increase was driven by approximately $199,000 of higher non-merger related legal expenses, approximately $123,000 of higher compensation and benefits costs, and approximately $116,000 of higher stock compensation expenses. For the six months ended June 30, 2007, general and administrative expenses were $7.6 million compared to $6.8 million for the comparable period of 2006. The $0.8 million increase was primarily due to recording approximately $1.4 million of expenses related to the contemplated merger with Exar Corporation, and by approximately $135,000 of higher non-merger related legal expenses, offset by a reduction in depreciation expense of approximately $0.7 million of depreciation expense recorded in the first quarter of fiscal year 2006 related to the Milpitas, California facility after management’s determination in November 2005 that the facility had a shorter economic useful life to Sipex. General and administrative expenses were 25.2% of net sales in the second quarter of fiscal year 2007 and 13.0% of net sales in the comparable period of the prior year. This percentage increase was due to the increases in spending noted above along with the reduction in net sales. For the six months ended June 30, 2007, as a percentage of net sales, general and administrative expenses were 21.6% and 17.4% in the comparable period of the prior year. This percentage increase was due to the spending increases noted above as well as the decline in net sales.
     Restructuring and other. During the quarter ended June 30, 2007, we recorded a reduction in restructuring expenses of approximately $103,000, representing principally a reduction in severance costs for the workforce reduction at our Belgium Design Center.
     Other Income/Expense, Net. Other income/expense, net was $0.8 million of net other expense in the second quarter of 2007 compared to $0.3 million of net other expense in the second quarter of 2006. The $0.5 million increase in net other expense was attributable to an approximately $0.3 million increase in interest expense related to the convertible senior notes issued in May 2006 and an approximately $0.2 million reduction in interest income attributable to our interest bearing cash equivalents and short-term investments.
     Income Tax Expense. Our income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations. In the second quarter of fiscal year 2007, we recorded an income tax provision of $51,000, compared to a provision of $53,000 in the second quarter of fiscal year 2006. Notwithstanding our net operating losses, we did not record a tax benefit as we believed that it was more likely than not, considering the level of historical taxable income and expectations for future taxable income, that the operating loss would not be utilized in the future.

Financial Condition, Liquidity and Capital Resources
     As of June 30, 2007, we had cash, cash equivalents and short-term investments, of $3.4 million as compared to $15.4 million at December 30, 2006. The decrease of $12.0 million was principally due to our net cash outflows from operations of $12.9 million as well as our cash payments for capital expenditures of $1.3 million and $0.4 million of repayments of bank borrowings and lease financing obligations. These outflows were partially offset by cash inflows of $2.4 million of proceeds from issuance of common stock under our employee stock plans.
     As of June 30, 2007, we have a $1,667,000 outstanding term loan with Silicon Valley Bank that was borrowed in December 2006, of which $667,000 was due in the next twelve months; however, we currently do not expect to maintain compliance with the financial covenants as of the end of the fiscal quarter ending September 29, 2007 and accordingly the unpaid portion of the term loan may become payable at such date upon demand by Silicon Valley Bank if we are unable to obtain a waiver from Silicon Valley Bank. In July 2007, we borrowed the remaining $3,750,000 under the $5,000,000 line of credit with Silicon Valley Bank (See Note 10). The line of credit borrowings, along with the interest, is due on the earlier of September 29, 2007 or a liquidity event which includes changes in ownership, a merger, an acquisition or the receipt of net proceeds from the consummation of an equity financing of no less than $10,000,000. In addition to these short-term debt obligations, an interest payment of $825,000 for the $30 million convertible notes, issued in May 2006, is due in November 2007 (See Note 13).
     We entered into a definitive merger agreement with Exar on May 7, 2007 to combine the two companies. Both companies have scheduled respective stockholders meetings on August 23, 2007 whereby the proposed merger will be subjected to the vote of the stockholders of both companies. During the six months ended June 30, 2007, we used cash in operating activities of $12.9 million. We used cash of $27.9 million for operating activities for the year ended December 30, 2006. As of June 30, 2007, our cash, cash equivalents and short-term investments totaled $3.4 million and our accumulated deficit was $257.4 million. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.
     Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments together with available borrowings under our bank line of credit and unsecured promissory note facility will be sufficient to meet our liquidity and capital spending requirements for at least the next three months. However, should the merger with Exar not be completed, the Company will not have sufficient resources to fund its operations for the next twelve months without obtaining additional capital resources. As such, if the merger with Exar is not completed, management intends to actively engage in steps designed to enable us to meet the capital requirements of our business, which would include continuing the efforts to obtain additional short- and long-term financing to fund operations and implementing efforts to reduce corporate expenditures. In addition, we may seek to raise additional capital through the sale of debt or equity. We cannot assure, however, that future borrowings and capital resources will be available on favorable terms or at all.
Operating Activities
     Net cash used in operating activities was $12.9 million for the six months ended June 30, 2007, resulting primarily from a $14.3 million net loss and the unfavorable impact of a $2.2 million net change in assets and liabilities, offset by $3.5 million of non-cash adjustments to net loss. The changes in assets and liabilities included a $3.7 million reduction in accounts payable, accrued expenses and the restructuring accrual, along with a $1.2 million increase in accounts receivable and prepaid expenses and a $0.8 million reduction in deferred income. These cash outflows were partially offset by a $3.5 million reduction in inventory. The non-cash adjustments to net loss primarily comprised stock-based compensation expense of $1.8 million, $1.1 million of depreciation and amortization expense, a $0.6 million provision for sales returns and allowances and uncollectible receivables, and $0.4 million for amortization of the discount and issuance costs on the convertible notes.

     Accounts receivable, net of allowances, was $7.5 million and $7.2 million as of June 30, 2007 and December 30, 2006, respectively. The allowances for accounts receivable increased to $1.1 million at the end of the second quarter of fiscal year 2007, up from $0.9 million at the end of fiscal year 2006. The increase in allowances was primarily due to receivables allowances for pricing adjustments and product return provisions for distributors.
     In 2005, we began the transfer of our manufacturing processes to foundries operated by Silan in China and Episil in Taiwan in conjunction with the planned closure of our Milpitas, California wafer fabrication facility in 2006. The transfer has been a complicated and time-consuming process that has been met with significant unforeseen complications that delayed the integration transfer and required additional allocation of our resources. During the six months ended June 30, 2007, we incurred approximately $552,000 of manufacturing process transfer and qualification costs, as reflected in cost of sales, as compared to approximately $642,000 in the comparable period of fiscal year 2006. We anticipate that we will continue to incur similar costs in the future until the processes are fully transferred and in full production volumes. We cannot guarantee that additional unforeseen integration issues will not arise in the future related to the integration that could cause additional delays which could materially adversely affect our ability to timely produce our products.
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
Investing Activities
     Net cash provided by investing activities during the six months ended June 30, 2007 was $0.8 million, as compared to net cash used in investing activities of $4.9 million during the comparable period of 2006. The net cash provided during the first six months of fiscal year 2007 consisted of $2.8 million of proceeds from maturities of short-term securities. These inflows were partially offset by $1.3 million of capital expenditures and $1.0 million of purchases of short-term investment securities.
Financing Activities
     Net cash provided by financing activities during the six months ended June 30, 2007 was $1.9 million, resulting primarily from $2.4 million of proceeds from the issuance of common stock under employee stock plans, offset by $0.4 million of repayments of short-term borrowings and lease financing obligations.
     On July 21, 2005, we entered into a Loan and Security Agreement, with Silicon Valley Bank, and this agreement was subsequently amended on October 7, 2005, November 10, 2005, January 19, 2006, May 18, 2006, August 1, 2006, September 28, 2006 and June 26, 2007. The agreement currently provides for a secured revolving line of credit with an aggregate principal amount of up to $5,000,000, which may be used to borrow revolving loans or to issue lines of credit on our behalf. We have granted to Silicon Valley Bank a security interest in all presently existing and later acquired collateral, including but not limited to goods, equipment, inventory, contract rights, and financial assets, in order to secure the obligations and duties under such loan and security agreement. Advances accrue interest on the outstanding principal balance at an annual rate, equal to Silicon Valley Bank’s prime rate plus 3.0%. In addition to the $5,000,000 secured revolving line of credit, we can borrow under term loans in an aggregate amount not to exceed $2,000,000. Each term loan shall be in an amount not less than $500,000. The number of term loans shall not exceed two (2). Interest accrues from the date of each term loan at a rate of 9.25% per annum. Each term loan shall be payable in thirty-six (36) equal monthly installments of principal plus accrued interest. When repaid or prepaid, the term loan may not be re-borrowed. As of June 30, 2007, the unused portion of our line of credit was $3,735,000, and $1,667,000 was outstanding under the term loan.

     The agreement with Silicon Valley Bank has been extended to September 29, 2007. Any borrowings under the line of credit are due and all outstanding advances must be repaid, and all outstanding letters of credit must be cash collateralized upon the earlier of September 29, 2007 or a liquidity event which includes changes in ownership, a merger, an acquisition or the receipt of net proceeds from the consummation of an equity financing of no less than $10,000,000. The agreement requires us to comply with a minimum liquidity ratio of 1.50:1.00 at each fiscal month end. The liquidity ratio is calculated as the sum of (i) Our unrestricted cash and cash equivalents, short-term marketable securities and 50% of consolidated Accounts divided by (ii) the Obligations as defined in the agreement. We must maintain, as of the last day of each fiscal quarter, a tangible net worth (deficit) (as defined in the Agreement) of at least the amount set forth below:

Fiscal Quarter Ending	Minimum Tangible Net Worth (Deficit)
September 30, 2006	$600,000
December 30, 2006	($5,500,000)
March 31, 2007	($10,000,000)
June 30, 2007	($20,000,000)
Each fiscal quarter thereafter	$2,500,000 plus 50% of any positive net income for each fiscal quarter thereafter
     For purposes of this calculation, up to $5,000,000 in an aggregate amount of non-cash charges relating to inventory write-downs and/or restructuring charges may be added to tangible net worth (deficit). The agreement contains additional affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the agreement contains negative covenants limiting our ability to dispose of assets, change our business plans, be acquired or beneficially owned, merge or consolidate, incur indebtedness, grant liens, make investments, pay dividends, repurchase stock, and pay subordinated debt. The agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violations of covenants, bankruptcy and insolvency events, any material adverse change, material judgments, cross defaults to certain other indebtedness and seizure of assets. The occurrence of an event of default will increase the applicable rate of interest by 5.0% and would, unless waived by Silicon Valley Bank, result in the immediate payment of all of our obligations under the agreement. As of June 30, 2007, total borrowing under the term loan with Silicon Valley Bank was $1.7 million, of which $0.7 million was the short-term portion and $1.0 million was the long-term portion. We currently do not expect to maintain compliance with the financial covenants as of the end of the fiscal quarter ending September 29, 2007. If we are unable to obtain a waiver from Silicon Valley Bank, we may be required to repay the unpaid portion of the term loan at such date upon demand by Silicon Valley Bank.
     On July 17, 2007, we borrowed the remaining $3,735,000 under its $5,000,000 line of credit with Silicon Valley Bank. Interest accrues at an annual rate equal to the bank’s prime rate plus three percent (3.0%) and is payable on the first day of each month. The borrowings under the line of credit is due on the earlier of September 29, 2007 or a liquidity event which includes changes in ownership, a merger, an acquisition or the receipt of net proceeds from the consummation of an equity financing of no less than $10,000,000.
     On March 29, 2007, we entered into a Securities Purchase Agreement with Rodfre, an affiliate of Future, our largest distributor worldwide and an affiliate of our largest stockholder (Alonim Investment Inc.), to provide an unsecured promissory note facility of up to $10.0 million. This facility expires, and the borrowings and accrued interest under any notes issued under this facility are due and payable, on June 30, 2008, or upon certain other events such as a change of control. Borrowings under this promissory note facility bear interest of 9% per annum subject to an increased interest rate of up to 20% in case of default or after maturity. This promissory note facility is subordinate to our Loan and Security Agreement with Silicon Valley Bank and to our 5.5% Redeemable Convertible Senior Notes due 2026. No borrowing was made under the promissory note facility in the six months ended June 30, 2007.

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
     We believe that the following accounting policies are “critical” as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain. We also have other important policies, including those related to derivative instruments and concentration of credit risk. However, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective. These policies are discussed in the Notes to the consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
     We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:
1.	revenue recognition;

2.	valuation of receivables and inventories;

3.	restructuring and fixed asset impairment; and

4.	income taxes.
     There have been no significant changes to these policies from the disclosures noted in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 except the adoption of FIN 48 “Accounting for Uncertainty in Income Taxes” (See Note 7).
Recent Accounting Pronouncements
     Please refer to Note 2 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments
     Our contractual obligations and commitments at December 30, 2006 totaled $77.9 million. Our contractual obligations and commitments at June 30, 2007 are as follows (in thousands):

		Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Convertible senior notes payable (1):
Principal	$30,000	$—	$—	$—	$30,000
Interest	31,380	1,680	3,300	3,300	23,100
Long-term lease financing obligation (2)	5,135	1,348	2,816	971	—
Restructuring liability (3)	484	484	—	—	—
Operating leases (4)	1,381	625	507	249	—
Purchase commitment - PolarFab	958	958	—	—	—
Purchase commitment - Episil Technology	2,033	2,033	—	—	—
Purchase commitment - Cadence Design	584	506	78	—	—
Purchase commitment - Mentor Graphics	350	175	175	—	—
Other (5)	1,075	1,072	3	—	—

Total	$73,380	$8,881	$6,879	$4,520	$53,100

Note:	The table above excludes the liability for unrecognized income tax benefit of approximately $284,000 at June 30, 2007 since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

(1)	$30.0 million Convertible Senior Notes issued on May 18, 2006 due May 18, 2026 with 5.5% interest payable semi-annually on May 15 and November 15 of each year beginning on November 15, 2006.

(2)	Lease payments (excluding $11.2 million estimated final obligation settlement with the lessor by returning the Hillview facility at the end of the lease term) due on our Hillview facility in Milpitas, California under a 5-year Standard Form Lease agreement signed with Mission West Properties L.P. on March 9, 2006.

(3)	Represents estimated lease payments with related costs for the unused and subleased portions of our Billerica, Massachusetts facility.

(4)	Includes lease payments related to the used portion of our facility at our Billerica, Massachusetts facility.

(5)	Includes licensing, R&D contract and testing services with various vendors.
Off-Balance Sheet Arrangement
     As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the SEC’s Regulation S-K except for the $1,265,000 security deposit in the form of irrevocable standby letter of credit issued to Mission West Properties, L.P. as described under “Interest Rate Risk.”
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
     We had short-term investment securities of $597,000 as of June 30, 2007. Our short-term investments consisted of highly liquid investments with original maturities at the date of purchase of 91-92 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We believe a hypothetical increase in market interest rates by 10% from levels at June 30, 2007, would cause the fair value of these short-term investments to fall by an immaterial amount. Since we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce our interest income.

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
     On May 16, 2006 we placed $30.0 million of 5.5% Redeemable Convertible Senior Notes due 2026. The notes provide for a fixed interest rate of 5.5%, which has been increased to, and currently fixed at 6.7% as a result of our failure to meet certain conditions. A hypothetical 10% increase in interest rates will not have a material effect on our financials. A more detailed description of the terms of the 2006 Notes is provided in Note 13 to our condensed financial statements included in this 10-Q filing, and in our Form 8-K filed with the SEC on May 22, 2006.
     We have a Loan and Security Agreement with Silicon Valley Bank which provides us with a line of credit up to $5.0 million and charges interest at the bank’s prime rate plus three percent (3%). However, we do not believe that a hypothetical increase in market interest rates by 10% from current levels would result in a material increase in our overall expenses. As part of the agreement, in addition to the $5.0 million secured revolving line of credit, we borrowed $2.0 million under a separate term loan during December 2006, of which $333,000 was paid in the first six months of fiscal year 2007. Interest accrues at a fixed rate of 9.25% per annum.
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
Foreign Currency Exchange Risk
     The majority of our sales, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, British pound, Japanese yen, Canadian dollar and South Korean won. Currently, we have no plans to enter into any foreign currency hedging program since the amounts involved have not been material. Foreign currency fluctuations did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarters ended June 30, 2007 and July 1, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures for Quarter Ended June 30, 2007
     We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our disclosure controls and procedures as defined in Rule 3a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, due to certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended December 30, 2006 that have not been remediated. To address the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q. Notwithstanding management’s assessment that our disclosure controls and procedures as of June 30, 2007 were ineffective due to the material weaknesses that existed as of January 1, 2005, as described in our annual report on Form 10-K for the year then ended, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles.
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
     During the second quarter of fiscal year 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there were no changes in our internal control over financial reporting during the second quarter of 2007, our management is dedicated to improving our internal controls over financial reporting and intends to continue to monitor and upgrade our internal controls as necessary or appropriate for our business.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information included in Note 15 of Notes to condensed consolidated financial statements under the caption “Legal Proceedings” in Item 1 of Part I is incorporated herein by reference.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended December 30, 2006 except the following:
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
      In addition, should the merger with Exar not be completed, we will not have sufficient resources to operate our business as a going concern for the next twelve months without obtaining additional capital resources. As such, we will seek to raise additional capital through the sale of debt or equity. However, there can be no assurance that future borrowings and capital resources will be available on favorable terms or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through other arrangements. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Title

2.1	Agreement and Plan of Merger dated May 7, 2007 by and among Exar Corporation, Side Acquisition Corp. and Sipex Corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on May 8, 2007 and incorporated herein by reference)

10.1	Letter Agreement between Sipex and Ray Wallin dated April 24, 2007 (previously filed as Exhibit 10.1 to the Company’s 8-K filed on April 27, 2007 and incorporated herein by reference)

10.2	Form Sipex Voting Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2007 and incorporated herein by reference)

10.3	Amendment No. 7 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank dated June 26, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2007

SIPEX CORPORATION
/s/ Clyde R. Wallin
Clyde R. Wallin
Chief Financial Officer and Senior Vice President of Finance (Duly Authorized Officer & Principal Financial Officer)

Exhibit Index

Exhibit Number	Title

2.1	Agreement and Plan of Merger dated May 7, 2007 by and among Exar Corporation, Side Acquisition Corp. and Sipex Corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on May 8, 2007 and incorporated herein by reference)

10.1	Letter Agreement between Sipex and Ray Wallin dated April 24, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 27, 2007 and incorporated herein by reference)

10.2	Form Sipex Voting Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2007 and incorporated herein by reference)

10.3	Amendment No. 7 to Loan and Security Agreement between Sipex Corporation and Silicon Valley Bank dated June 26, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002